Form 10-Q
period 2010-12-31
THOMPSON DESIGNS INC
filed 2011-02-18
CIK 1504167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-170155

Thompson Designs, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	59-3843182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3315 East Russell Road, Ste. A-4 129, Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 499-3209
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,000,000 common shares as of February 17, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2010 and September 30, 2010 (unaudited);
F-2	Statements of Operations for the three months ended December 31, 2010 and from inception of current operations through December 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of December 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended December 31, 2010 and from inception of current operations through December 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

THOMPSON DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of December 31, 2010 and September 30, 2010

ASSETS	December 31, 2010	September 30, 2010

Current assets
Cash	$1,657	$7,000
Total current assets	1,657	7,000

Property and equipment, net of accumulated depreciation of $52	568	-
Total assets	$2,225	$7,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$1,000	$3,000

STOCKHOLDER’S EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 7,000,000 shares issued and outstanding	7,000	7,000
Deficit accumulated during the Development stage	(5,775)	(3,000)
Total stockholder’s equity	1,225	4,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,225	$7,000

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months ended December 31, 2010
For the period from August 30, 2010 (Date of Inception) through December 31, 2010

	Three months ended December 31, 2010	Inception through December 31,2010

General and administrative expenses:
Professional fees	$1,500	$4,500
Depreciation	52	52
Supplies	1,215	1,215
Other	8	8
Total general and administrative expenses	2,775	5,775

Net loss and comprehensive loss	$(2,775)	$(5,775)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,000,000

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
Period from August 30, 2010 (Date of Inception) through December 31, 2010

	Common stock		Additional	Deficit accumulated during the Development
	Shares	Amount	paid-in capital	stage	Total
Issuance of common stock for cash to founders	7,000,000	$7,000	$-	$-	$7,000
Net loss for the period	-	-	-	(3,000)	(3,000)

Balance, September 30, 2010	7,000,000	7,000	-	(3,000)	4,000

Net loss for the period	-	-	-	(2,775)	(2,775)

Balance, December 31, 2010	7,000,000	$7,000	$-	$(5,775)	$1,225

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the three months ended December 31, 2010
For the period from August 30, 2010 (Date of Inception) through December 31, 2010

	Three months ended December 31, 2010	Inception through December 31,2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(2,775)	$(5,775)
Adjustments to reconcile net income to net cash provided by operating activities:	52	52
Depreciation
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(2,000)	1,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(4,723)	(4,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(620)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	7,000

NET INCREASE IN CASH	(5,343)	1,657
Cash, beginning of period	7,000	-
Cash, end of period	$1,657	$1,657

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared by Thompson Designs, Inc. (“Thompson” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2010.  The results of operations for the three months ended December 31, 2010 are not indicative of the results that may be expected for the full year.

Thompson Designs, Inc. was incorporated in Nevada on August 30, 2010.  Thompson is a development stage company and has not yet realized any revenues from its planned operations.  Thompson is currently in the business of designing and building custom signs for residential and commercial properties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income” (ASC 220-10), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Property and Equipment

Capital assets are recorded at cost and depreciated over their estimated useful life on a straight line basis.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
December 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Thompson follows SFAS 109, “Accounting for Income Taxes” (ASC 740-10). Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Thompson does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Thompson has limited working capital and has a deficit accumulated during the Development stage of $5,775 as of December 31, 2010.  Thompson's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Thompson has no current source of revenue. Without realization of additional capital, it would be unlikely for Thompson to continue as a going concern.  Thompson's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

December 31, 2010

Federal income tax attributable to:
Current Operations	$944
Less: valuation allowance	(944)
Net provision for Federal income taxes	$-

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
December 31, 2010

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31,
2010
Deferred tax asset attributable to:
Net operating loss carryover	$1,964
Less: valuation allowance	(1,964)
Net deferred tax asset	$-

At December 31, 2010, Thompson had an unused net operating loss carryover approximating $5,775 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 4 – COMMON STOCK

At inception, Thompson issued 7,000,000 shares of stock to its founding shareholder for $7,000 cash.

NOTE 5 – COMMITMENTS

Thompson neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2010 through February 14, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Description of Business

We were incorporated as Thompson Designs, Inc. on August 30, 2010 in the State of Nevada for the purpose of designing, producing, and installing custom-made property signage for residential and commercial customers.  Our planned signage will be constructed primarily from stucco-coated foam and will be installed at ground level at or near the property entrance using wood and concrete supports.  The design of our planned signs, including the size, shape, and overall dimensions of the signs will be customized to the specifications of the customer.  They may include the property address, owner/ occupant name, and graphics or other items rendered as three-dimensional pop-outs from the front of the sign depending on the specific preferences of our customers.  Although we have developed some initial signage designs for use in our planned marketing efforts and have taken our first customer order, we have not yet generated any revenues from our planned operations.

Signage Design and Construction Process

The design and make-up of our planned signage products derives from a foam-and-stucco based exterior insulation and finishing system commonly used in the exterior surfaces of buildings and other structures in the southwestern United States.  Each of our custom-built property signs will begin with a computer-aided design based on the size, shape, and other design details specified by the customer.  Beginning with a block of solid expanded polystyrene foam, the CAD design is used to cut the shape for the sign. Property addresses, names, graphics, and other items specified by the customer are cut as part of the signage shape and will appear as three-dimensional objects which are a part of the sign.  The cut Styrofoam shape also includes openings and internal tubes which will receive wooden structural supports for the sign. Reinforcing mesh is then placed over the foam signage shape and covered with dry-bond base coat.  A finish coat of stucco material is then applied to the entire sign.  The coloring of the sign can be included with the stucco finish coat, or the sign can be custom-painted to the order of the customer.

Our planned signage products are then fitted with internal wooden supports which descend outward from the bottom sign.  Using the wooden supports, the signage will then be installed into an earthen or concrete base at the customer’s property. The finished signage will have a solid appearance accented by the three dimensional text and other features as specified by the customer.  The finished signage surface will be waterproof and weather-resistant and should maintain its exterior appearance for many years.

The raw materials used in the construction of our planned signage products are commercially available materials commonly used in the construction industry.    Our bulk foam supplies will be procured from Star Foam and our other materials will be purchased from ABC Supply.  Although we plan to use these specific suppliers for the forseeable future, comparable raw materials suitable to our needs are generally available from several suppliers in Las Vegas and the surrounding region.

Product Cost and Pricing

Based on our projected per-sign costs for materials and labor, we estimate that the costs for manufacture and installation of our planned signage will be approximately $1,800 to $2,500 per sign, depending on the size of the sign and the level of textural and graphical detail required by the customer.  Our anticipated price range, depending on these specifics, will be $3,500 to $4,500 for the finished and installed signage.   Although we anticipate that our sales will be primarily built-to-order items, we are also in the process of developing a “standard” model sign with limited available customization that may be ordered for an advertised price of $1,900.

Management Discussion and Analysis of Financial Condition and Results of Operations

Operating Budget for Fiscal Year Beginning October 1, 2010

The operating budget for our first full fiscal year consists of planned expenditures for certain materials and equipment, for marketing of our products, for contract labor on as as-needed basis, and for legal and accounting expenses.  Management’s estimate of our planned expenditures by category and by fiscal quarter for our first full fiscal year is set forth below:

Expense Category	Q1	Q2	Q3	Q4	Category Totals
Legal, Accounting	$4,500	$2,500	$2,500	$2,500	$12,000
Materials and Equipment	$4,000	$2,000	$2,000	$2,000	$10,000
Marketing	0	0	$1,500	$1,000	$2,500
Labor	$500	$500	$500	$500	$2,000
Quarterly Total	$9,000	$5,000	$6,500	$6,000
Grand Total for fiscal year	$9,000	$14,000	$20,500	$26,500

Our ability to fund the budget set forth above will depend upon on our raising funds through our current public offering.  We believe the offering will be fully subscribed, and we should have sufficient cash, exclusive of any sales revenue, to fund our budget until the mid-point of the third quarter of our fiscal year beginning October 1, 2010.  Our ability to fund our planned budget beyond the first three quarters of our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Results of Operations for the three months ended December 31, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $2,775 for the three months ended December 31, 2010 and in the amount $5,775 from inception through December 31, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $1,657, consisting entirely of cash. We had current liabilities of $1,000 as of December 31, 2010.  Accordingly, we had working capital of $657 as of December 31, 2010.

Our ability to fund our business plan therefore depends on raising funds through our current public offering.  The offering is nearly closed and we expect it to be fully subscribed. Management therefore believes that we will have sufficient cash to carry out our business plan until approximately the mid-point of the third quarter of our fiscal year beginning October 1, 2010.   Our ability to operate beyond the first three quarters of our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kade Thompson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.
2	Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thompson Designs, Inc.

Date:	February 17, 2011

By: /s/ Kade Thompson Kade Thompson Title: Chief Executive Officer and Director