Form 10-Q
period 2011-03-31
THOMPSON DESIGNS INC
filed 2011-05-16
CIK 1504167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-170155

Thompson Designs, Inc.
(Exact name of registrant as specified in its charter)

Nevada	59-3843182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3315 East Russell Road, Ste. A-4 129, Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 499-3209
(Registrant’s telephone number)
_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of May 13, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2011 and September 30, 2010 (unaudited)
F-2	Statements of Operations for the three and six months ended March 31, 2011 and period from August 30, 2010 (Inception) to March 31, 2011 (unaudited)
F-3	Statements of Stockholders’ Equity for period from August 30, 2010 (Inception) to March 31, 2011 (unaudited)
F-4	Statements of Cash Flows for the six months ended March 31, 2011 and period from August 30, 2010 (Inception) to March 31, 2011 (unaudited)
F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

THOMPSON DESIGNS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of March 31, 2011 and September 30, 2010

ASSETS	March 31, 2011	September 30, 2010

Current assets
Cash	$15,621	$7,000
Total current assets	15,621	7,000

Property and equipment, net of accumulated depreciation of $104	516	-
Total assets	$16,137	$7,000

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$2,000	$3,000

STOCKHOLDER’S EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 9,000,000 (2010-7,000,000) shares issued and outstanding	9,000	7,000
Additional paid in capital	13,000	-
Deficit accumulated during the Development stage	(7,863)	(3,000)
Total stockholder’s equity	14,137	4,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$16,137	$7,000

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and six months ended March 31, 2011
For the period from August 30, 2010 (Date of Inception) through March 31, 2011

	Three months ended March 31, 2011	Six months ended March 31, 2011	Inception through March 31, 2011

General and administrative expenses:
Professional fees	$1,000	$2,500	$5,500
Depreciation	52	104	104
Supplies	-	1,215	1,215
Other	1,036	1,044	1,044
Total general and administrative expenses	2,088	4,863	7,863

Net loss and comprehensive loss	$(2,088)	$(4,863)	$(7,863)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	7,666,666	7,333,333

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
Period from August 30, 2010 (Date of Inception) through March 31, 2011

	Common stock		Additional	Deficit accumulated during the Development
	Shares	Amount	paid-in capital	stage	Total
Issuance of common stock for cash to founders	7,000,000	$7,000	$-	$-	$7,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balance, September 30, 2010	7,000,000	7,000	-	(3,000)	4,000

Issuance of common stock for cash at $ 0.0075	2,000,000	$2,000	$13,000	$-	$15,000

Net loss for the period	-	-		(4,863)	(4,863)

Balance, March 31, 2011	9,000,000	$9,000	$13,000	$(7,863)	$14,137

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the six months ended March 31, 2011
For the period from August 30, 2010 (Date of Inception) through March 31, 2011

	Six months ended March 31, 2011	Inception through March 31,2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(4,863)	$(7,863)
Adjustments to reconcile net income to net cash provided by operating activities:	104	104
Depreciation
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(1,000)	2,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,759)	(5,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(620)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000-	22,000

NET INCREASE IN CASH	8,621	15,621
Cash, beginning of period	7,000	-
Cash, end of period	$15,621	$15,621

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Thompson Designs, Inc. (“Thompson” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2010.  The results of operations for the six months ended March 31, 2011 are not indicative of the results that may be expected for the full year.

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
March 31, 2011

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

NOTE 2 - GOING CONCERN

Thompson has limited working capital and has a deficit accumulated during the Development stage of $7,863 as of March 31, 2011.  Thompson's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Thompson has no current source of revenue. Without realization of additional capital, it would be unlikely for Thompson to continue as a going concern.  Thompson's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

March 31, 2011

Federal income tax attributable to:
Current Operations	$1,650
Less: valuation allowance	(1,650)
Net provision for Federal income taxes	$-

THOMPSON DESIGNS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (unaudited)
March 31, 2011

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

March 31,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$2,674
Less: valuation allowance	(2,674)
Net deferred tax asset	$-

At March 31, 2011, Thompson had an unused net operating loss carryover approximating $7,875 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 4 – COMMON STOCK

At inception, Thompson issued 7,000,000 shares of stock to its founding shareholder for $7,000 cash.

During the period ended March 31, 2011, Thompson issued 2,000,000 shares of stock for cash of $ 15,000.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2011 through May 15, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Thompson Designs, Inc. on August 30, 2010 in the State of Nevada for the purpose of designing, producing, and installing custom-made property signage for residential and commercial customers.  We are in the development stage of our business and we have not generated any sales revenue to date.  The operating budget for our current fiscal year consists of planned expenditures for certain materials and equipment, for marketing of our products, for contract labor on as as-needed basis, and for legal and accounting expenses. On February 22, 2011, we closed our initial public offering of common stock.  We sold 2 million shares of common stock in the offering and received total proceeds of $15,000.  As a result, management believes that we now have sufficient cash, exclusive of any future sales revenue, to fund our development and operating budget through the third quarter of our current fiscal year.  Our ability to fund our planned budget beyond the first three quarters of our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Results of operations for the three and six months ended March 31, 2011 and for the period from August 30, 2010 (date of inception) through March 31, 2011.

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $2,088 for the three months ended March 31, 2011, in the amount of $4,863 for the six months ended March 31, 2011 and in the amount $7,863 from inception on August 30, 2010 through March 31, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $15,621, consisting entirely of cash. We had current liabilities of $2,000 as of March 31, 2011.  Accordingly, we had working capital of $13,621 as of March 31, 2011.

Management believes that we have sufficient cash, exclusive of any future sales revenue, to fund our development and operating budget through the third quarter of our current fiscal year.   Our ability to operate beyond the first three quarters of our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kade Thompson.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

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

Thompson Designs, Inc.

Date:	May 16, 2011

By: /s/ Kade Thompson Kade Thompson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director