Form 10-Q
period 2011-06-30
THOMPSON DESIGNS INC
filed 2011-08-09
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

(702) 499-3209
(Registrant’s telephone number)
______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of August 9, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2011 (unaudited) and September 30, 2010;
F-2	Statements of Operations for the three and nine months ended June 30, 2011 and period from August 30, 2010 (Inception) to June 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended June 30, 2011 and period from August 30, 2010 (Inception) to June 30, 2011 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of June 30, 2011 and September 30, 2010

	June 30, 2011	September 30, 2010
ASSETS
Current assets
Cash	$15,598	$7,000
Total current assets	15,598	7,000

Property and equipment, net of accumulated depreciation of $155	465	—
Total assets	$16,063	$7,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$3,000	$3,000

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 9,000,000 (2010-7,000,000) shares issued and outstanding	9,000	7,000
Additional paid in capital	13,000	—
Deficit accumulated during the Development stage	(8,937)	(3,000)
Total stockholder’s equity	13,063	4,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,063	$7,000

See accompanying notes to financial statements.

F-1

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

For the three months and nine months ended June 30, 2011

For the period from August 30, 2010 (Date of Inception) through June 30, 2011

	Three months ended June 30, 2011	Nine months ended June 30, 2011	Inception through June 30, 2011
General and administrative expenses:
Professional fees	$1,000	$3,500	$6,500
Depreciation	51	155	155
Supplies	—	1,215	1,215
Other	3	1,067	1,067
Total general and administrative expenses	1,074	5,937	8,937

Net loss and comprehensive loss	$(1,074)	$(5,937)	$(8,937)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	9,000,000	7,888,888

See accompanying notes to financial statements.

F-2

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended June 30, 2011

For the period from August 30, 2010 (Date of Inception) through June 30, 2011

	Nine months ended June 30, 2011	Inception through December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(5,937)	$(8,937)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155	155
Change in non-cash working capital items
Increase in accrued expenses	—	3,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,782)	(5,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(620)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000	22,000

NET INCREASE IN CASH	8598	15,598
Cash, beginning of period	7,000	—
Cash, end of period	$15,598	$15,598

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

June 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by Thompson Designs, Inc. (“Thompson” and the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended September 30, 2010. The results of operations for the nine months ended June 30, 2011 are not indicative of the results that may be expected for the full year.

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

F-4

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

June 30, 2011

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

NOTE 2 - GOING CONCERN

Thompson has limited working capital and has a deficit accumulated during the Development stage of $8,937 as of June 30, 2011. Thompson's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Thompson has no current source of revenue. Without realization of additional capital, it would be unlikely for Thompson to continue as a going concern. Thompson's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

June 30, 2011

Federal income tax attributable to:
Current Operations	$2,020
Less: valuation allowance	(2,020)
Net provision for Federal income taxes	$—

F-5

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

June 30, 2011

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

June 30,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,040
Less: valuation allowance	(3,040)
Net deferred tax asset	$—

At June 30, 2011, Thompson had an unused net operating loss carryover approximating $8,950 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 4 – COMMON STOCK

At inception, Thompson issued 7,000,000 shares of stock to its founding shareholder for $7,000 cash.

During the period ended June 30, 2011, Thompson issued 2,000,000 shares of stock for cash of $ 15,000.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2011 through August 5, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

F-6

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Thompson Designs, Inc. on August 30, 2010 in the State of Nevada for the purpose of designing, producing, and installing custom-made property signage for residential and commercial customers.  We are in the development stage of our business and we have not generated any sales revenue to date. The operating budget for our current fiscal year consists of planned expenditures for certain materials and equipment, for marketing of our products, for contract labor on as as-needed basis, and for legal and accounting expenses. On February 22, 2011, we closed our initial public offering of common stock. We sold 2 million shares of common stock in the offering and received total proceeds of $15,000. As a result, management believes that we now have sufficient cash, exclusive of any future sales revenue, to fund our budget through the remainder of our current fiscal year.  Our ability to fund our operations beyond the current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Results of operations for the three and nine months ended June 30, 2011 and for the period from August 30, 2010 (date of inception) through June 30, 2011.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $1,074 for the three months ended June 30, 2011, in the amount of $5,937 for the nine months ended June 30, 2011 and in the amount $8,937 from inception on August 30, 2010 through June 30, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $15,598, consisting entirely of cash. We had current liabilities of $3,000 as of June 30, 2011.  Accordingly, we had working capital of $12,598 as of June 30, 2011.

Management believes that we have sufficient cash, exclusive of any future sales revenue, to fund our operations through the remainder of our current fiscal year.   Our ability to operate beyond the current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

4

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kade Thompson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

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

5

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

6

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
7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thompson Designs, Inc.

Date:	August 9, 2011

By: /s/ Kade Thompson Kade Thompson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

8