Form 10-K
period 2011-09-30
THOMPSON DESIGNS INC
filed 2012-01-13
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-170155

Thompson Designs, Inc.
(Exact name of registrant as specified in its charter)

Nevada	59-3843182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3315 East Russell Road, Ste. A-4 129 Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 499-3209

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,000,000 as of January 11, 2012.

PART I

Item 1. Business

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

Competition

At this time, there do not appear to be any large competitors focusing primarily on the custom property signage market in Southern Nevada.  Signage somewhat similar to our planned products can be found at various properties throughout the area.  Where found, however, this signage has typically been installed concurrently with the construction of the custom home or commercial building on the property, or has been constructed by knowledgeable homeowners on a do-it-yourself basis.

We hope to establish a specific market niche by focusing exclusively on custom property signage and by marketing our planned plan products to the owners of established custom homes and commercial buildings who are seeking to renovate, improve, or add a more customized look to their properties. There is no guarantee, however, that our efforts will be successful and that we will be able to generate significant or sustained product sales.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent, trademark, or other significant intellectual property.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our planned operations. We are subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Employees

We have no other employees other than our sole officer and director, Kade Thompson. Mr. Thompson is our President, CEO, CFO, and sole member of the Board of Directors.   Mr. Thompson will oversee all responsibilities in the areas of corporate administration, product design, manufacture, and installation, and marketing. Additional individuals may be engaged as independent contractors to assist in our manufacturing and installation process on an as-needed basis. As our planned operations commence and as we begin to generate revenues, we may expand our current management in the future to retain skilled directors, officers, and employees with experience relevant to our business focus.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws

Item 2. Properties

We do not own any real property.  We maintain our corporate office at 3315 East Russell Road, Ste. A-4129, Las Vegas, Nevada 89120.  Our sole officer and director provides office services without charge. There is no obligation for him to continue this arrangement.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Kade Thompson, 3315 East Russell Road, Ste. A-4129, Las Vegas, Nevada 89120.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “TPND”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2011
Quarter Ended	High $	Low $
September 30, 2011	n/a	n/a
June 30, 2011	n/a	n/a
March 31, 2011	n/a	n/a
December 31, 2010	n/a	n/a
Fiscal Year Ending September 30, 2010
Quarter Ended	High $	Low $
September 30, 2010	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of January 11, 2012, we had 9,000,000 shares of our common stock issued and outstanding, held by thirty (31) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We closed an issue of 7,000,000 shares of common stock on September 17, 2010 to Kade Thompson, our president, CEO, CFO, and sole director. Mr. Thompson acquired these shares in exchange for $7,000 at a price of $0.001 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are in the development stage of our business and we have not generated any sales revenue to date. Due to certain demands on the business time of our sole officer and director, Kade Thompson, implementation of our business plan has been delayed. Pending Mr. Thompson’s greater availability, we intend to pursue the active marketing and development of our planned signage business during the Spring of 2012.

Results of Operations for the fiscal year ended September 30, 2011, the period ended September 30, 2010, and for the period from August 30, 2010 (date of inception) through September 30, 2011

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $59,105 for the year ended September 30, 2011. For the partial-year period ended September 30, 2010, we incurred expenses and a net loss of $5,545. We have incurred expenses and a net loss in the amount of $64,650 from inception on August 30, 2010 through September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets in the amount of $15,589, consisting entirely of cash. Our current liabilities as of September 30, 2011, were $58,652. Thus, we had a working capital deficit of $43,063 as of September 30, 2011.

We have not attained profitable operations and may be dependent upon obtaining financing in order to pursue significant promotion and development of our planned signage business. There can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $58,652 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management does not believe that any of our accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financials position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2011 and 2010
F-3	Statements of Operations for the year ended September 30, 2011, for the period ended September 30, 2010, and for the period from August 30, 2010 (date of inception) through September 30, 2011
F-4	Statement of Stockholders’ Equity for the period from August 30, 2010 (date of inception) through September 30, 2011
F-5	Statements of Cash Flows for the year ended September 30, 2011, for the period ended September 30, 2010, and for the period from August 30, 2010 (date of inception) through September 30, 2011
F-6	Notes to Financial Statements
8

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Thompson Designs, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Thompson Designs, Inc. (a development stage company) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the periods ended September 30, 2011 and 2010, and the period from August 30, 2010 (date of inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thompson Designs, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the periods ended September 30, 2011 and 2010, and the period from August 30, 2010 (date of inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not yet received revenue from sales of products or services, has limited working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 11, 2012

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 and 2010

ASSETS	2011	2010
Current Assets
Cash and equivalents	$15,589	$7,000

Property and Equipment - net	413	0
TOTAL ASSETS	$16,002	$7,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued professional fees	$58,652	$5,545
Total Liabilities	58,652	5,545
Stockholders’ Equity
Preferred Stock – $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.001 par value, 90,000,000 shares authorized, 9,000,000 shares issued and outstanding (7,000,000 – 2010)	9,000	7,000
Additional paid in capital	13,000	0
Deficit accumulated during the development stage	(64,650)	(5,545)
Total Stockholders’ Equity	(42,650)	1,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,002	$7,000

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Year ended September 30, 2011	Period ended September 30, 2010	Period from August 30, 2010 (inception) to September 30, 2011
REVENUES	$0	$0	$0
OPERATING EXPENSES
Professional fees	55,907	5,545	61,452
General and administrative	3,198	0	3,198
TOTAL OPERATING EXPENSES	59,105	5,545	64,650
LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(59,105)	(5,545)	(64,650)
PROVISION FOR INCOME TAX	0	0	0
NET LOSS	$(59,105)	$(5,545)	$(64,650)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,210,959	3,062,500

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance, August 30, 2010 (Inception)	—	$—	$—	$—	$—

Issuance of shares for cash to founder at par value	7,000,000	7,000	—	—	7,000

Net loss for the period ended September 30, 2010	—	—	—	(5,545)	(5,545)

Balance, September 30, 2010	7,000,000	7,000	—	(5,545)	1,455

Issuance of shares for cash under Private Placement Memorandum	2,000,000	2,000	13,000	—	15,000

Net loss for the period ended September 30, 2011	—	—	—	(59,105)	(59,105)

Balance, September 30, 2011	9,000,000	$9,000	$13,000	$(64,650)	$(42,650)

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

	Year ended September 30, 2011	Period ended September 30, 2010	Period from August 30, 2010 (inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(59,105)	$(5,545)	$(64,650)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	207	—	207
Change in assets and liabilities:
Increase in accrued professional fees	53,107	5,545	58,652
Net Cash Used in Operating Activities	(5,791)	—	(5,791)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(620)	—	(620)
Net Cash Used in Investing Activities	(620)	—	(620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	15,000	7,000	22,000
Net Cash Provided by Financing Activities	15,000	7,000	22,000
NET INCREASE IN CASH	8,589	7,000	15,589
CASH, BEGINNING OF PERIOD	7,000	—	—
CASH, END OF PERIOD	$15,589	$7,000	$15,589
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Thompson Designs, Inc. (‘Thompson Designs” and the “Company”) was incorporated in Nevada on August 30, 2010 for the purpose of designing, building, and installing custom property signage for residential and commercial customers. The Company is in the development stage and has not yet realized any revenues from its planned operations.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2011 and 2010, respectively, the Company had $15,589 and $7,000 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

Thompson Designs’ financial instruments consist of cash and accrued professional fees. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2011, there have been no interest or penalties incurred on income taxes.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements

Thompson Designs does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 2 – STOCKHOLDER’S EQUITY

The Company has 90,000,000 shares of $0.001 par value commons stock authorized.

On September 17, 2010, the Company sold 7,000,000 common shares, par value $.001, to the founder for cash proceeds of $7,000.

On February 22, 2011, the Company closed a public offering in which it sold 2,000,000 common shares for proceeds of $15,000.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of September 30, 2011.

As of September 30, 2011, the Company had no warrants or options outstanding.

NOTE 3 – INCOME TAXES

For the period ended September 30, 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $64,650 at September 30, 2011, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	2011	2010
Federal income tax attributable to:
Current operations	$20,096	$1,885
Less: valuation allowance	(20,096)	(1,885)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$21,981	$1,885
Valuation allowance	(21,981)	(1,885)
Net deferred tax asset	$0	$0

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 5 – LIQUIDITY AND GOING CONCERN

Thompson Designs has not generated any revenues, has limited working capital, and has suffered a loss from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Thompson Designs to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2011 to January 11, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2011.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, September 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2011: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of January 11, 2012.

Name	Age	Position(s) and Office(s) Held
Kade Thompson	23	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Kade Thompson.   Mr. Thompson was appointed as our President, CEO, CFO, and sole Director concurrently with his founding of the company on August 30, 2010.  In addition to his duties at the company, Mr. Thompson currently serves as a project estimator at a construction firm based in Las Vegas, Nevada where has worked for the past two years.  Mr. Thompson does not have any business experience beyond his current outside position as a construction project estimator. Mr. Thompson is familiar with the materials and processes necessary to make and install our planned signage products but does not have any prior experience as a company chief executive or as the head of a public company.  There are no other items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

Directors

Our bylaws authorize no less than one (1) director.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Kade Thompson is our only employee.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Kade Thompson, at the address appearing on the first page of this annual report.

Code of Ethics

As of January 11, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company presently not does have employment agreements with any of its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officers

Our current named executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we may develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kade Thompson, CEO, CFO, President, Secretary-Treasurer, & Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value Of Shares Or Shares Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Kade Thompson	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kade Thompson	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 11, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,000,000 shares of common stock issued and outstanding on January 12, 2012.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Kade Thompson 3315 East Russell Road, Ste. A-4129 Las Vegas, Nevada 89120	7,000,000	77.77%
Common	Total all executive officers and directors	7,000,000	77.77%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-	Any of our directors or officers;
-	Any person proposed as a nominee for election as a director;
-	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-	Any of our promoters;
-	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

1. On September 17, 2010 our founder, president, CEO, CFO, and sole director, Kade Thompson, contributed our initial equity capital by purchasing 7,000,000 shares of common stock in exchange for $7,000 at a price of $0.001 per share.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
September 30, 2011	$3,500	$4,500	—	—
September 30, 2010	$3,500	—	$750	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed October 27, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thompson Designs, Inc.

By:	/s/ Kade Thompson
Kade Thompson
Title:	President
Date:	January 12, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kade Thompson
Kade Thompson
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	January 12, 2012

