Form 10-K
period 2012-09-30
THOMPSON DESIGNS INC
filed 2012-12-31
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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
Common Stock, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,000,000 as of December 27, 2012.

1

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

Our agent for service of process in Nevada is Kade Thompson, 3315 East Russell Road, Ste. A-4 129, Las Vegas, Nevada 89120.

Item 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	n/a	n/a
June 30, 2012	n/a	n/a
March 31, 2012	n/a	n/a
December 31, 2011	n/a	n/a
Fiscal Year Ending September 30, 2011
Quarter Ended	High $	Low $
September 30, 2011	n/a	n/a
June 30, 2011	n/a	n/a
March 31, 2011	n/a	n/a
December 31, 2010	n/a	n/a

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

Holders of Our Common Stock

As of December 7, 2012, we had 9,000,000 shares of our common stock issued and outstanding, held by thirty (31) shareholders of record.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are in the development stage of our business and we have not generated any sales revenue to date. Due to certain demands on the business time of our sole officer and director, Kade Thompson, implementation of our business plan has been delayed. Pending Mr. Thompson’s greater availability, we intend to pursue the active marketing and development of our planned signage business during the next calendar year.

Results of Operations for the fiscal years ended September 30, 2012 and 2011, and for the period from August 30, 2010 (date of inception) through September 30, 2012

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $27,957 for the year ended September 30, 2012. Our expenses for the fiscal year ended September 30, 2012 consisted of professional fees in the amount of $27,753 and general and administrative expenses of $206. We incurred expenses and a net loss in the amount of $59,105 for the year ended September 30, 2011. Our expenses for the fiscal year ended September 30, 2011 consisted of professional fees in the amount of $55,907 and general and administrative expenses of $3,198. We have incurred expenses and a net loss in the amount of $92,607 from inception on August 30, 2010 through September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had current assets in the amount of $4,641, consisting entirely of cash. Our current liabilities as of September 30, 2012, were $75,455, consisting entirely of accrued professional fees. Thus, we had a working capital deficit of $70,814 as of September 30, 2012.

Subsequent to the reporting period, on December 21, 2012, we borrowed the sum of $3,000 from our sole officer and director, Kade Thompson, under the terms of a Promissory Note. The Note bears interest at an annual rate of 5%, and all principal and interest is due on or before December 21, 2014.

We have not attained profitable operations and may be dependent upon obtaining financing in order to pursue significant promotion and development of our planned signage business. There can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $70,814 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2012 and 2011;
F-3	Statements of Operations for the years ended September 30, 2012 and 2011, and for the period from August 30, 2010 (date of inception) through September 30, 2012
F-4	Statement of Stockholders’ Equity (Deficit) as of September 30, 2012;
F-5	Statements of Cash Flows for the years ended September 30, 2012 and 2011, and for the period from August 30, 2010 (date of inception) through September 30, 2012
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Thompson Designs, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Thompson Designs, Inc. (a development stage company) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2012 and 2011, and the period from August 30, 2010 (date of inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thompson Designs, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years ended September 30, 2012 and 2011, and the period from August 30, 2010 (date of inception) to September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet received revenue from sales of products or services, has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 27, 2012

THOMPSON DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 and 2011

ASSETS	2012	2011

Current Assets
Cash and equivalents	$4,641	$15,589

Property and equipment - net	207	413

TOTAL ASSETS	$4,848	$16,002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$75,455	$58,652

Total Liabilities	75,455	58,652

Stockholders’ Equity (Deficit)
Preferred Stock - $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock - $.001 par value, 90,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	13,000	13,000
Deficit accumulated during the development stage	(92,607)	(64,650)
Total Stockholders’ Equity (Deficit)	(70,607)	(42,650)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,848	$16,002

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Year ended September 30, 2012	Year ended September 30, 2011	Period from August 30, 2010 (inception) to September 30, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	27,753	55,907	89,205
General and administrative	206	3,198	3,404
TOTAL OPERATING EXPENSES	27,959	59,105	92,609

LOSS FROM OPERATIONS	(27,959)	(59,105)	(92,609)

OTHER INCOME (EXPENSE)
Interest Income	2	0	2

LOSS BEFORE PROVISION FOR INCOME TAX	(27,957)	(59,105)	(92,607)

PROVISION FOR INCOME TAX	0	0	0

NET LOSS	$(27,957)	$(59,105)	$(92,607)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	8,210,959

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, August 30, 2010 (Inception)	—	$—	$—	$—	$—

Issuance of shares for cash to founder at par value	7,000,000	7,000	—	—	7,000

Net loss for the period ended September 30, 2010	—	—	—	(5,545)	(5,545)

Balance, September 30, 2010	7,000,000	7,000	—	(5,545)	1,455

Issuance of shares for cash under Private Placement Memorandum	2,000,000	2,000	13,000	—	15,000

Net loss for the year ended September 30, 2011	—	—	—	(59,105)	(59,105)

Balance, September 30, 2011	9,000,000	9,000	13,000	(64,650)	(42,650)

Net loss for the year ended September 30, 2012	—	—	—	(27,957)	(27,957)

Balance, September 30, 2012	9,000,000	$9,000	$13,000	$(92,607)	$(70,607)

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

	Year ended September 30, 2012	Year ended September 30, 2011	Period from August 30, 2010 (inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(27,957)	$(59,105)	$(92,607)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	206	207	413
Change in assets and liabilities:
Increase in accrued professional fees	16,803	53,107	75,455
Net Cash Used in Operating Activities	(10,948)	(5,791)	(16,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(620)	(620)
Net Cash Used in Investing Activities	—	(620)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	15,000	22,000
Net Cash Provided by Financing Activities	—	15,000	22,000

NET INCREASE IN CASH	(10,948)	8,589	4,641

CASH, BEGINNING OF PERIOD	15,589	7,000	—

CASH, END OF PERIOD	$4,641	$15,589	$4,641

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2012 and 2011, respectively, the Company had $4,641 and $15,589 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over an estimated useful life of three (3) years.

Expenditures for repairs and maintenance are charged to expense as incurred whereas expenditures for renewals and improvements that extend the useful life of the assets are capitalized. Upon the sale or retirement, the cost and the related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is reported within the Statements of Operations in the period of disposal.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Thompson Designs does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – STOCKHOLDER’S EQUITY

The Company has 90,000,000 shares of $0.001 par value common stock authorized.

On September 17, 2010, the Company sold 7,000,000 common shares, par value $.001, to the founder for cash proceeds of $7,000.

On February 22, 2011, the Company closed a private placement in which it sold 2,000,000 common shares for proceeds of $15,000.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of September 30, 2012.

As of September 30, 2012, the Company had no warrants or options outstanding.

NOTE 3 – INCOME TAXES

Through the period ended September 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $92,607 at September 30, 2012, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following:

	2012	2011
Income tax expense (benefit) attributable to:
Current operations	$(9,505)	$(20,096)
Less: valuation allowance	9,505	20,096
Net provision for income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$31,486	$21,981
Valuation allowance	(31,486)	(21,981)
Net deferred tax asset	$0	$0

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation.

	September 30, 2012	September 30, 2011
Tools and equipment	$620	$620
Less: accumulated depreciation	(413)	(207)
Property and equipment, net	$207	$413

Depreciation expense totaled $206 for the year ended September 30, 2012, and $207 for the year ended September 30, 2011.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

Thompson Designs has not generated any revenues, has negative working capital, and has suffered losses from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the reporting period, on December 21, 2012, the Company borrowed the sum of $3,000 from its sole officer and director, Kade Thompson, under the terms of a Promissory Note.  The Note bears interest at an annual rate of 5%, and all principal and interest is due on or before December 21, 2014.

In accordance with ASC Topic 855-10, the Company has analyzed its operations to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2012.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 27, 2012.

Name	Age	Position(s) and Office(s) Held
Kade Thompson	24	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

- The appropriate size of our Board of Directors;

- Our needs with respect to the particular talents and experience of our directors;

- The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

- Experience in political affairs;

- Experience with accounting rules and practices; and

- The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of September 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kade Thompson, CEO, CFO, President, Secretary-Treasurer, & Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 27, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,000,000 shares of common stock issued and outstanding on December 27, 2012.

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

Any of our directors or officers;
Any person proposed as a nominee for election as a director;
Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
Any of our promoters;
Any relative or spouse of any of the foregoing persons who has the same house address as such person.

1. On September 17, 2010 our founder, president, CEO, CFO, and sole director, Kade Thompson, contributed our initial equity capital by purchasing 7,000,000 shares of common stock in exchange for $7,000 at a price of $0.001 per share.

2. Subsequent to the reporting period, on December 21, 2012, we borrowed the sum of $3,000 from our sole officer and director, Kade Thompson, under the terms of a Promissory Note. The Note bears interest at an annual rate of 5%, and all principal and interest is due on or before December 21, 2014.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
September 30, 2012	$3,750	$4,500	—	—
September 30, 2011	$3,500	$4,500	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	Promissory Note dated December 21, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed October 27, 2010.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thompson Designs, Inc.

By:	/s/ Kade Thompson
Kade Thompson
Title:	President
Date:	December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kade Thompson
Kade Thompson
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	December 31, 2012

