Form 10-Q
period 2012-12-31
THOMPSON DESIGNS INC
filed 2013-02-13
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of February 11, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2012 and September 30, 2012 (unaudited)
F-2	Statements of Operations for the three months ended December 31, 2012 and 2011, and period from August 30, 2010 (Inception) to December 31, 2012 (unaudited)
F-3	Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and period from August 30, 2010 (Inception) to December 31, 2012 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of December 31, 2012 and September 30, 2012

ASSETS	December 31, 2012	September 30, 2012

Current assets
Cash and equivalents	$1,917	$4,641
Total current assets	1,917	4,641

Property and equipment, net	155	207
Total assets	$2,072	$4,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$72,455	$75,455
Accrued interest-related party	4	0
Total current liabilities	72,459	75,455

Promissory note- related party	3,000	0

Total Liabilities	75,459	75,455

STOCKHOLDERS’ DEFICIT
Preferred Stock- $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding
Common stock- $.001 par value, 90,000,000 shares authorized, 9,000,000 (September 30, 2012 9,000,000) shares issued and outstanding	9,000	9,000
Additional paid in capital	13,000	13,000
Deficit accumulated during the development stage	(95,387)	(92,607)
Total stockholders’ deficit	(73,387)	(70,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,072	$4,848

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

For the three months ended December 31, 2012 and 2011

For the period from August 30, 2010 (Date of Inception) through December 31, 2012

	Three months ended December 31, 2012	Three months ended December 31, 2011	Inception (August 30, 2010) through December 31, 2012
REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	1,250	91,205
General and administrative	781	51	4,185
TOTAL OPERATING EXPENSES	2,781	1,301	95,390

LOSS FROM OPERATIONS	(2,781)	(1,301)	(95,390)

OTHER INCOME (EXPENSE)
Interest income	1	0	3

Net loss and comprehensive loss	$(2 ,780)	$(1,301)	$(95,387)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	9,000,000	9,000,000

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended December 31, 2012 and 2011

For the period from August 30, 2010 (Date of Inception) through December 31, 2012

	Three months ended December 31, 2012	Three months ended December 31, 2011	Inception (August 30, 2010) through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(2,780)	$(1,301)	$(95,387)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	52	51	465
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(3,000)	(2,948)	72,455
Increase in accrued interest related party	4	0	4

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,724)	(4,198)	(22,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	22,000
Proceeds from promissory note	3,000	0	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,000	0	25,000

NET INCREASE (DECREASE) IN CASH	(2,724)	(4,198)	1,917
Cash, beginning of period	4,641	15,589	—
Cash, end of period	$1,917	$11,391	$1,917

SUPPLEMENTAL CASH FLOW INFORMATION	$—	$—
Interest paid	$—	$—

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At December 31, 2012 and September 30, 2012, the Company had $1,917 and $4,641 of unrestricted cash to be used for future business operations.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

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

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of December 31, 2012.

As of December 31, 2012, the Company has no warrants or options outstanding.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2012	September 30, 2012
Federal income tax benefit attributable to:
Current Operations	$946	$9,505
Less: valuation allowance	(946)	(9,505)
Net provision for Federal income taxes	$—	$—

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2012	September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$32,432	$31,486
Less: valuation allowance	(32,432)	(31,486)
Net deferred tax asset	$—	$—

At December 31, 2012, Thompson had an unused net operating loss carryover approximating $95,400 that is available to offset future taxable income; it expires beginning in 2030.

NOTE 4 – PROMISSORY NOTE RELATED PARTY

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

NOTE 6- LIQUIDITY AND GOING CONCERN

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

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2012 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Thompson Designs, Inc. on August 30, 2010 in the State of Nevada for the purpose of designing, producing, and installing custom-made property signage for residential and commercial customers.  We are in the development stage of our business and we have not generated any sales revenue to date. The development budget for our business consists of planned expenditures for certain materials and equipment, for marketing of our products, for contract labor on as as-needed basis, and for legal and accounting expenses. Due to certain demands on the business time of our sole officer and director, Kade Thompson, implementation of our business plan has been delayed. Pending Mr. Thompson’s greater availability, we intend to pursue the active marketing and development of our planned signage business during the current calendar year.

Results of operations for the three months ended December 31, 2012 and 2011, and for the period from August 30, 2010 (date of inception) through December 31, 2012.

We have not earned any revenues since the inception of our current business operations. We incurred net expenses and a net loss in the amount of $2,780 for the three months ended December 31, 2012, compared to net expenses and a net loss of $1,301 for the three months ended December 31, 2011. We have incurred total net expenses and a net loss of $95,387 from inception on August 30, 2010 through December 31, 2012.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets in the amount of $1,917, consisting entirely of cash. Our current liabilities as of December 31, 2012 were $72,459. Thus, we had a working capital deficit of $70,542 as of December 31, 2012.

We have not attained profitable operations and may be dependent upon obtaining financing in order to pursue significant promotion and development of our planned signage business. There can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

4

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kade Thompson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith
6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thompson Designs, Inc.

Date:	February 13, 2013

By: /s/ Kade Thompson Kade Thompson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

7