Form 10-Q
period 2013-06-30
THOMPSON DESIGNS INC
filed 2013-08-16
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of August 13, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2013 and September 30, 2012 (unaudited)
F-2	Statements of Operations for the three and nine months ended June 30, 2013 and 2012, and period from August 30, 2010 (Inception) to June 30, 2013 (unaudited)
F-3	Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and period from August 30, 2010 (Inception) to June 30, 2013 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of June 30, 2013 and September 30, 2012

	June 30, 2013	September 30, 2012
ASSETS
Current assets
Cash and equivalents	$278	$4,641
Total current assets	278	4,641
Property and equipment, net	52	207
Total assets	$330	$4,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accrued expenses	$74,655	$75,455
Accrued interest-related party	42	0
Total current liabilities	74,697	75,455

Promissory note- related party	3,000	0

Total Liabilities	77,697	75,455

STOCKHOLDERS’ DEFICIT
Preferred Stock-$.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding
Common stock, $.001 par value, 90,000,000 shares authorized, 9,000,000 (September 30, 2012 9,000,000) shares issued and outstanding	9,000	9,000
Additional paid in capital	13,000	13,000
Deficit accumulated during the development stage	(99,367)	(92,607)
Total stockholders’ deficit	(77,367)	(70,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$330	$4,848

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

For the three months and nine months ended June 30, 2013 and 2012

For the period from August 30, 2010 (Date of Inception) through June 30, 2013

	Three months ended June 30, 2013	Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012	Inception (August 30, 2010) through June 30, 2013
REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	1,608	1,500	5,808	8,000	95,013
General and administrative	63	52	953	155	4,357
TOTAL OPERATING EXPENSES	1,631	1,552	6,761	8,155	99,370

LOSS FROM OPERATIONS	(1,631)	(1,552)	(6,761)	(8,155)	(99,370)

OTHER INCOME (EXPENSE)
Interest income	0	0	1	1	3

Net loss and comprehensive loss	$(1,631)	$(1,552)	$(6,760)	$(8,154)	$(99,367)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to financial statements.

  THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended June 30, 2013 and 2012

For the period from August 30, 2010 (Date of Inception) through June 30, 2013

	Nine months ended June 30, 2013	Nine months ended June 30, 2012	Inception (August 30, 2010) through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(6,760)	$(8,154)	$(99,367)
Adjustments to reconcile net income to net cash provided by operations
Depreciation	155	154	568
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(800)	(2,948)	74,655
Increase in accrued interest related party	42	0	42
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,363)	(10,948)	(24,102)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	0	0	(620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	0	0	22,000
Proceeds from promissory note	3,000	0	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,000	0 25,000
NET INCREASE (DECREASE) IN CASH	(4,363)	(10,948)	278
Cash, beginning of period	4,641	15,589	—
Cash, end of period	$278	$4,641	$278
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. At June 30, 2013 and September 30, 2012, the Company had $278 and $4,641 of unrestricted cash to be used for future business operations.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

The Company has 10,000,000 shares of $ 0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of June 30, 2013.

As of June 30, 2013, the Company has no warrants or options outstanding.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

	June 30, 2013	September 30, 2012
Federal income tax benefit attributable to:
Current Operations	$2,300	$9,505
Less: valuation allowance	(2,300)	(9,505)
Net provision for Federal income taxes	$—	$—

THOMPSON DESIGNS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	September 30, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$33,786	$31,486
Less: valuation allowance	(33,786)	(31,486)
Net deferred tax asset	$—	$—

At June 30, 2013, Thompson had an unused net operating loss carryover approximating $99,367 that is available to offset future taxable income; it expires beginning in 2030.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of operations for the three and nine months ended June 30, 2013 and 2012, and for the period from August 30, 2010 (date of inception) through June 30, 2013.

We have not earned any revenues since the inception of our current business operations. We incurred net expenses and a net loss in the amount of $1,631 for the three months ended June 30, 2013, compared to net expenses and a net loss of $1,552 for the three months ended June 30, 2012. We incurred net expenses and a net loss in the amount of $6,761 for the nine months ended June 30, 2013, compared to net expenses and a net loss of $8,155 for the nine months ended June 30, 2012.We have incurred total net expenses and a net loss of $99,367 from inception on August 30, 2010 through June 30, 2013.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets in the amount of $278, consisting entirely of cash. Our current liabilities as of June 30, 2013 were $74,697. Thus, we had a working capital deficit of $74,419 as of June 30, 2013.

We have not attained profitable operations and may be dependent upon obtaining financing in order to pursue significant promotion and development of our planned signage business. There can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

4

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Kade Thompson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013.

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

Thompson Designs, Inc.

Date:	August 15, 2013

By: /s/ Kade Thompson Kade Thompson Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

7