Form 10-K
period 2013-09-30
THOMPSON DESIGNS INC
filed 2013-12-31
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $300,000 as of March 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 9,000,000 as of December 27, 2013.

PART I

Item 1. Business

We were incorporated as Thompson Designs, Inc. on August 30, 2010 in the State of Nevada for the purpose of designing, producing, and installing custom-made property signage for residential and commercial customers.  We are in the development stage of our business and we have not generated any sales revenue to date. Due to certain demands on the business time of our sole officer and director, Kade Thompson, implementation of our business plan has been delayed and ineffective to date. As discussed in our Schedule 14f-1 filed with Securities and Exchange Commission on December 23, 2013, Mr. Thompson currently intends to sell his 7,000,000 shares of common stock, which represent approximately 77.8% of our issued and outstanding shares of common stock, in a transaction expected to close on or before January 7, 2014. In connection with the intended sale of controlling interest, Mr. Thompson intends to appoint the designees of the purchaser as our new officers and directors and then resign from all positions. Immediately following these transactions, we intend to enter into a share exchange agreement under which we will acquire control of BPMX, a research & development (R&D) company focusing on the development of novel delivery mechanisms and novel routes of administration for known drugs and tissues.

This potential change in officers and directors, potential change in control, and potential share exchange agreement as described herein are planned events only, and we can offer no guarantee or other assurance that they will occur.

Our Schedule 14f-1, as filed with Securities and Exchange Commission on December 23, 2013, should be consulted for additional information regarding these potential transactions.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not currently have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent, trademark, or other significant intellectual property.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our operations. We are subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

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

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2013	$0.15	$0.15
June 30, 2013	$0.15	$0.15
March 31, 2013	$0.15	$0.15
December 31, 2012	n/a	n/a
Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	n/a	n/a
June 30, 2012	n/a	n/a
March 31, 2012	n/a	n/a
December 31, 2011	n/a	n/a

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

Holders of Our Common Stock

As of December 27, 2013, we had 9,000,000 shares of our common stock issued and outstanding, held by thirty (31) shareholders of record.

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

Results of Operations for the fiscal years ended September 30, 2013 and 2012, and for the period from August 30, 2010 (date of inception) through September 30, 2013

We have not earned any revenues from operations since the inception of our current business operations. We incurred expenses of $52,305 and a net loss in the amount of $52,304 for the year ended September 30, 2013. Our expenses for the fiscal year ended September 30, 2013 consisted of professional fees in the amount of $51,102 and general and administrative expenses of $1,203. We incurred expenses of $27,959 and a net loss in the amount of $27,957 for the year ended September 30, 2012. Our expenses for the fiscal year ended September 30, 2012 consisted of professional fees in the amount of $27,753 and general and administrative expenses of $206. We have incurred expenses of $144,914 and a net loss in the amount of $144,911 from inception on August 30, 2010 through September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets in the amount of $162, consisting entirely of cash. Our current liabilities as of September 30, 2013, were $120,148, consisting of accrued professional fees in the amount of $120,032 and accrued interest due a related party of $116. Thus, we had a working capital deficit of $119,986 as of September 30, 2013.

On December 21, 2012, we borrowed the sum of $3,000 from our sole officer and director, Kade Thompson, under the terms of a Promissory Note. The Note bears interest at an annual rate of 5%, and all principal and interest is due on or before December 21, 2014. The balance owed at September 30, 2013 was $2,925.

We have not attained profitable operations and may be dependent upon obtaining financing in order to pursue significant promotion and development of our planned signage business. There can be no assurance that additional financing will be available to us when needed or on terms that are acceptable.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred cumulative losses of $144,911 since inception, expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2013 and 2012;
F-3	Statements of Operations for the years ended September 30, 2013 and 2012, and for the period from August 30, 2010 (date of inception) through September 30, 2013
F-4	Statement of Stockholders’ Equity (Deficit) as of September 30, 2013;
F-5	Statements of Cash Flows for the years ended September 30, 2013 and 2012, and for the period from August 30, 2010 (date of inception) through September 30, 2013
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Thompson Designs, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Thompson Designs, Inc. (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2013 and 2012, and the period from August 30, 2010 (date of inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thompson Designs, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended September 30, 2013 and 2012, and the period from August 30, 2010 (date of inception) to September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 24, 2013

 THOMPSON DESIGNS, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 and 2012

ASSETS	2013	2012

Current Assets
Cash and equivalents	$162	$4,641
Property and equipment - net	0	207
TOTAL ASSETS	$162	$4,848

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$120,032	$75,455
Accrued interest – related party	116	—
Total Current Liabilities	120,148	75,455
Long Term Liabilities
Note payable – related party	2,925	—
Total Liabilities	123,073	75,455

Stockholders’ Equity (Deficit)
Preferred Stock – $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock – $.001 par value, 90,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	13,000	13,000
Deficit accumulated during the development stage	(144,911)	(92,607)
Total Stockholders’ Equity (Deficit)	(122,911)	(70,607)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$162	$4,848

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

	Year ended September 30, 2013	Year ended September 30, 2012	Period from August 30, 2010 (inception) to September 30, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	51,102	27,753	140,307
General and administrative	1,203	206	4,607
TOTAL OPERATING EXPENSES	52,305	27,959	144,914

LOSS FROM OPERATIONS	(52,305)	(27,959)	(144,914)

OTHER INCOME (EXPENSE)
Interest Income	1	2	3

LOSS BEFORE PROVISION FOR INCOME TAX	(52,304)	(27,957)	(144,911)

PROVISION FOR INCOME TAX	0	0	0

NET LOSS	$(52,304)	$(27,957)	$(144,911)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,000,000	9,000,000

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance, August 30, 2010 (Inception)	—	$—	$—	$—	$—
Issuance of shares for cash to founder at par value	7,000,000	7,000	—	—	7,000
Net loss for the period ended September 30, 2010	—	—	—	(5,545)	(5,545)
Balance, September 30, 2010	7,000,000	7,000	—	(5,545)	1,455
Issuance of shares for cash under Private Placement Memorandum	2,000,000	2,000	13,000	—	15,000
Net loss for the year ended September 30, 2011	—	—	—	(59,105)	(59,105)
Balance, September 30, 2011	9,000,000	9,000	13,000	(64,650)	(42,650)
Net loss for the year ended September 30, 2012	—	—	—	(27,957)	(27,957)
Balance, September 30, 2012	9,000,000	9,000	13,000	(92,607)	(70,607)
Net loss for the year ended September 30, 2013	(52,304)	(52,304)
Balance, September 30, 2013	9,000,000	$9,000	$13,000	$(144,911)	$(122,911)

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

PERIOD FROM AUGUST 30, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

	Year ended September 30, 2013	Year ended September 30, 2012	Period from August 30, 2010 (inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(52,304)	$(27,957)	$(144,911)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	207	206	620
Change in assets and liabilities:
Increase in accrued professional fees	44,577	16,803	120,032
Increase in accrued interest – related party	116	—	116
Net Cash Used in Operating Activities	(7,404)	(10,948)	(24,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—	(620)
Net Cash Used in Investing Activities	—	—	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	22,000
Proceeds from note payable – related party	2,925	—	2,925
Net Cash Provided by Financing Activities	2,925		24,925

NET INCREASE IN CASH	(4,479)	(10,948)	162

CASH, BEGINNING OF PERIOD	4,641	15,589	—

CASH, END OF PERIOD	$162	$4,641	$162

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2013 and 2012, respectively, the Company had $162 and $4,641 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2013, there have been no interest or penalties incurred on income taxes.

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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

SEPTEMBER 30, 2013

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

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of September 30, 2013.

As of September 30, 2013, the Company had no warrants or options outstanding.

NOTE 3 – INCOME TAXES

Through the period ended September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $144,911 at September 30, 2013, and will begin to expire in the year 2030.

The provision for Federal income tax consists of the following at September 30:

	2013	2012
Income tax expense (benefit) attributable to:
Current operations	$(17,783)	$(9,505)
Less: valuation allowance	17,783	9,505
Net provision for income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$49,269	$31,486
Valuation allowance	(49,269	(31,486)
Net deferred tax asset	$0	$0

THOMPSON DESIGNS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are being depreciated over their estimated useful lives using the straight-line method of depreciation.

	September 30, 2013	September 30, 2012
Tools and equipment	$620	$620
Less: accumulated depreciation	(620)	(413)
Property and equipment, net	$0	$207

Depreciation expense totaled $207 for the year ended September 30, 2013, and $206 for the year ended September 30, 2012.

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

NOTE 7 – NOTE PAYABLE – RELATED PARTY

Our sole officer and director loaned the Company $3,000 on December 21, 2012. The Note bears interest at an annual  rate of 5%, and all principal and interest is due on or before December 21, 2014.  At September 30, 2103, the principal amount owed on this loan was $2,925.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending September 30, 2013.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, September 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 27, 2013.

Name	Age	Position(s) and Office(s) Held
Kade Thompson	25	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Kade Thompson has served as our President, CEO, CFO, and sole Director since founding the company on August 30, 2010.  From 2008 to 2011, Mr. Thompson worked as a project estimator at a construction firm based in Las Vegas, Nevada. From 2011 to the present, Mr. Thompson has worked with a metal fabrication firm in Iowa Park, Texas. There are no other items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

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

Code of Ethics

As of September 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not an employment agreements with our named executive officer and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, have not paid any cash and/or stock compensation to our named executive officer.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kade Thompson, CEO, CFO, President, Secretary-Treasurer, & Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 27, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,000,000 shares of common stock issued and outstanding on December 27, 2013.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
September 30, 2013	$3,900	$4,800	$800	—
September 30, 2012	$3,750	$4,500	$800	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
10.1	Promissory Note dated December 21, 2012(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed October 27, 2010.
(2)	Incorporated by reference to Annual Report on Form 10-K filed December 31, 2012.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thompson Designs, Inc.

By:	/s/ Kade Thompson
Kade Thompson
Title:	President
Date:	December 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kade Thompson
Kade Thompson
Title:	Chief Executive Officer, Chief Financial Officer, and sole Director
Date:	December 30, 2013

