Form 10-K
period 2013-12-31
BioPharmX Corp
filed 2014-03-31
CIK 1504167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 333-170155

BIOPHARMX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	59-3843182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1098 Hamilton Court, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 650-889-5020

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $300,000. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2014, there were outstanding 9,025,000 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-K

This Annual Report on Form 10-K, including the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons. Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I
ITEM 1.	BUSINESS

Overview

BioPharmX Corporation, “BioPharmX, “we,” “us” or the” Company” was incorporated in Nevada on August 30, 2010 under the name “Thompson Designs, Inc.”  The business plan of the Company was originally to design and build custom signs for residential and commercial properties. Immediately after the completion of the Share Exchange Transaction (see details below), the Company discontinued its custom signs business and changed its business plan to development of novel delivery mechanisms and routes of administration for known drugs and tissues.

BioPharmX, Inc. (“BPX”), incorporated in Delaware on August 18, 2011, and headquartered in Menlo Park, California, is a wholly-owned subsidiary of the Company. It is a research-based biopharmaceutical company that seeks to provide innovative products through unique, proprietary platform technologies for pharmaceutical and over-the-counter, or OTC, applications in the fast growing health and wellness markets, including women’s health, dermatology, and otolaryngology (ears, nose & throat).

We are primarily a research and development, or R&D, company focusing on the development of novel delivery mechanisms and novel routes of administration for known drugs and tissues.  We have expertise in formulation development, intellectual property generation, clinical trial execution, and regulatory strategy definition.  Our business model is to outsource much of its manufacturing and commercialization activities in order to maintain its focus on technology sourcing, acquisitions, and partner development to create new products to address unmet needs in well-defined, multi-billion dollar markets

Share Exchange Agreement

On January 23, 2014, the Company, BPX and stockholders of BPX, who collectively own 100% of BPX (the “BPX Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the BPX Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BPX held by the BPX Stockholders. The shares of our Common Stock received by the BPX Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

Series A Preferred Stock

On March 14, 2014, we entered into a Subscription Agreement for a private placement of shares of our Series A Preferred Stock and warrants with an accredited investor, whereby we will sell an aggregate of 540,977 shares of our Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”), at a per share price of $1.85 for gross proceeds of $1,000,000 and issue to the investors for no additional consideration warrants (the “Warrants”) to purchase 270,489 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share.

On March 14, 2014, the Company, the majority shareholders of the Company and the subscriber who is the party to the Subscription Agreement entered into an Investor Rights Agreements, whereby the subscriber was granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A Preferred Stock and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A Preferred Stock, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

On March 20, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate”).  Pursuant to the Series A Certificate, there are 3.3 million shares of Series A Preferred Stock authorized.

OUR CORPORATE STRUCTURE

The following diagram sets forth the structure of the Company as of the date of this Report:

Our Products

BioPharmX’s product pipeline includes products in three categories: prescription products, OTC products, and dietary supplements.  Products will be delivered as oral, topical, inhalant, and/or injectable forms depending on the platform technology being applied and the anatomical target.

Prescription products in development include:

●	molecular iodine (I2) pill for the treatment of breast pain associated with fibrocystic breast disease, a woman’s health condition;
●	topical antibiotics for acne and cutaneous bacterial infection; and,
●	injectable filler for wrinkle reduction and volume enhancement

In addition to OTC versions of some of our prescription products, our OTC product pipeline also includes a series of medicated bandages, nasal sprays and other products based on BioPharmX platform technologies.

Our supplement product pipeline includes BioPharmX’s breast health pill.  Our initial product will be a dietary supplement distributed under the brand name VI2OLET™.  The VI2OLET breast health pill is a women’s dietary supplement designed to promote breast health. The VI2OLET breast health pill includes patented technology that provides a stable solid oral dosage of molecular iodine as a safe and reliable supplement to promote breast health. Taken once a day, the VI2OLET breast health pill is intended to provide a new health measure for women to promote and enjoy a healthier life.  We expect to have this product to market in late 2014.

Our Market Opportunity

Our strategy begins with obtaining patented, platform technologies through in-house development, joint development, exclusive licensing, or acquisition.  BioPharmX then develops these platform technologies into product lines and tests these products in clinical trials. BioPharmX frequently develops products with a bifurcated market penetration strategy, including a high-dosage, prescription version and an OTC low-dosage version.  Identifying such technologies requires a strong knowledge of the markets served through technology assessment and evaluation of sell-side and buy-side opportunities through relationships with major pharmaceutical companies.  By design, BioPharmX’s innovative products are formulated to address both market pathways and to address unmet needs in well-defined, multi-billion dollar markets.  BioPharmX makes decisions on a product-by-product basis regarding IP licensing of its technologies or direct commercialization of its products for both pharmaceutical and OTC distribution and sales.

Strategic Partnerships/Alliances

Iogen, LLC

We have a collaboration and licensing agreement with Iogen, LLC, or Iogen,, a biotechnology company with molecular iodine technology.  Our iodine dietary supplement product and the development of our molecular iodine prescription product build upon this licensed technology.  Under the agreement, BPX received an exclusive worldwide perpetual irrevocable license to Iogen’s patented technology relating to an oral iodine pill. In consideration of the license granted under the agreement, BPX agreed to pay to Iogen a non-refundable license issue fee of $150,000. In addition, BPX also agreed to pay to Iogen 30% of net profit associated with direct commercialization of the product or 30% of net royalties received from any sub-licensee. For other products developed and commercialized by BPX, including the prescription iodine drug, BPX agreed to pay to Iogen a royalty of 3% of net sales for the first 24 months of commercialization and 2% of net sales thereafter.

NuTech Medical, Inc.

We also have a collaboration and supply agreement with NuTech Medical, Inc., or NuTech.  This agreement describes the collaboration between BPX and NuTech to develop products in the field of dermatology.  Products developed under this agreement are exclusively owned by BPX and licensed to Nutech for use in their field.  In exchange for an exclusive license to Nutech’s IP in the field of dermatology, BPX will pay to NuTech a royalty of 3% of net sales on Product sold in the field of dermatology. In exchange for granting Nutech an exclusive license to BPX IP and IP developed in collaboration with NuTech in their field, BPX shall receive from Nutech a royalty of 3% net sales on Products sold in their field.

Customers

Customers for our products and services include:

●	Pharmaceutical companies
●	Dermatology and aesthetics practices
●	Retail customers via retail sales channels and/or physician offices

Suppliers

We have relationships with a number of suppliers for small quantities of materials to accomplish our research and development (“R&D”) objectives.  In addition, we have relationships with contract manufacturers to supply and package its iodine dietary supplement pills for finished goods distribution.  Our agreement with NuTech specifies that NuTech will supply materials for our dermatological products and associated R&D.

Manufacturing

We utilize contract manufacturers to produce our products for commercial distribution.  There is no plan to establish in-house manufacturing capabilities for large-scale production.

Marketing and Sales

The BioPharmX team has expertise in the commercialization of consumer products with channels such as drugstore (Walgreens, CVS), wholesale (Costco, Sam’s Club), department store (Nordstrom, Target) and specialty retail (GNC, Sephora).  With years of combined experience branding and launching products both in the U.S. and Europe, the team has a deep understanding of channel strategies that include branded, private label, and licensed product strategies.  BioPharmX plans to commercialize products in the pipeline of health and wellness markets, including women’s health, dermatology, and otolaryngology (ears, nose & throat)  into various channels, beginning with our VI2OLET breast health pill.

We have contracted with outsourced sales representatives with broad retail and pharmaceutical sales coverage and expertise. In addition, the company is leveraging outside marketing and advertising agencies to gain product awareness.

Competitive Environment

Our competitors, typically large pharmaceutical companies, vary from product to product.  In the area of women’s health, many companies sell iodine supplements, mostly based on delivering iodine with iodide salts. We believe our competitive advantage is our licensed proprietary formulation, which delivers molecular iodine in a stable manner.  In the areas of dermatology and aesthetics, market leaders include Valeant Pharmaceutical and Allergen.

High competitive barriers to entry include:

●	Imitation by competitors would require reverse engineering efforts
●	Many products require time-consuming regulatory and clinical hurdles
●	Exclusive partner agreements and licensing arrangements

Technology and Intellectual Property

We have three proprietary platform technologies which can be used in various combinations for product development in both the prescription and OTC markets:

●	Iodine-based products
●	Drug delivery technologies
●	Injectable filler formulations

Patents

Patent protection is an important aspect of our product portfolio development. We are actively developing intellectual property in-house and have several patents pending. We have exclusively licensed patents for technologies related to molecular iodine.

BioPharmX Inc.

BioPharmX Inc. holds four U.S. provisional patent applications related to drug delivery technologies and iodine-based products.

Iogen, LLC

On March 1, 2013, we entered into a collaboration and license agreement with Iogen to license certain patents, patent applications, formulations and know-how relating to molecular iodine formulations used to manufacture an oral pill based on Iogen technology.  Below is a list of the U.S. patents and patent applications licensed by us from Iogen.

Title	Patent Number
Treatment of iodine deficiency diseases	US 5,589,198
Methods and pharmaceutical compositions for oral delivery of molecular iodine	US 5,885,592
Stabilized oral pharmaceutical composition containing iodide and iodate and method	US 6,248,335
Non-staining topical iodine composition and method	US 6,432,426
Method for the eradication of pathogens including S. Aureus and antibiotic resistant microbes from the upper respiratory tract of mammals and for inhibiting the activation of immune cells	US 8,303,994

Title	Patent Application Number
Methods for inhibiting the activation of immune cells	US 2013-0039997 A1

Trademarks

We have applied for trademark protection for our “BIOPHARMX,” “VI2OLET” and “VIOLET” trademarks in the U.S. and intend to apply for trademark protection in key markets outside the U.S.

Our Growth Strategy

We have focused this past year on key milestones to growth, including (1) preparing for submission of an Investigational New Drug application for Phase III clinical trials for the molecular iodine pill to obtain U.S. Food and Drug Administration (FDA) approval, (2) developing commercialization plans for the low dosage version under the brand name VI2OLET, and (3) advancing the pre-clinical development and testing for the topical acne product.  The required capital to grow and expand product development will depend on the company’s ability to utilize the capital markets, once publicly traded on the over-the-counter bulletin board, or OTCBB, with plans to list on the NASDAQ or NYSE.

Future sources of revenue are expected to include partner license fees, contracted development payments, and royalties, along with direct commercialization proceeds.  Product costs of goods sold include all outsourced manufacturing costs, partner royalties, and sourcing expenses, as well as partner funded clinical trial costs associated with contracted development payments.  Operating expenses include direct personnel costs, direct commercialization, and directly funded clinical costs along with associated overhead expenses.

Our overall strategy is to identify early-stage scientific research projects being done by outside individuals and organizations and develop that research into commercially viable products for prescription, OTC, and dietary supplement use within the health and wellness, dermatology, and otolaryngology markets.

Research and Development

Our core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research.  We employ highly-qualified scientists and consultants specializing in our various product development areas.  More than 50% of our research staff have earned a Ph.D. degree and have previous experience at dynamic, high-growth companies.

As a Silicon Valley-based company, we are located in a region with many strong biotech and pharmaceutical companies, which have drawn a high caliber of scientists and scientific support staff to the region.  We believe this will enable us to grow our product development and consultant staff.  Our location also provides convenient access to local formulation resources and pre-clinical test facilities.

We spent $671,000 and $31,000 on our research and development during the years ended December 31, 2013 and 2012, respectively.

Significant Accomplishments

We are currently preparing an IND application to enter Phase III clinical trials for the molecular iodine pill prescription product.  Previously completed Phase I & II clinical trial results of over 1,500 study subjects, available through our license agreement with Iogen, will be leveraged to pursue a Phase III study that is carefully planned to achieve the most efficient and effective results towards obtaining the necessary approval.

Government Regulation

We intend to sell our products in the U.S. and foreign markets.  Many of these markets are highly regulated for the distribution of drug products.  Our products fall into the following key regulatory categories within the U.S.:  prescription drugs, over-the-counter drugs, medical devices, and dietary supplements.  Several of our products may require demonstration of safety and efficacy before being permitted to be sold. We anticipate that the majority of our products will take 3-5 years to conduct clinical studies and regulatory review before they can be sold.

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of some of our products. As a result of these regulations, product development and product approval processes can be very expensive and time consuming.

The FDA must approve non-over-the-counter drugs before they can be sold in the United States. The general process for this approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug candidate's potential benefits and safety. We submit this data to the U.S. Food and Drug Administration (FDA) in an investigational new drug (IND) application seeking its approval to test the compound in humans.

Clinical Trials

If the FDA accepts the investigational new drug application, the drug candidate can then be studied in human clinical trials to determine if the drug candidate is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:

•
Phase 1. The drug candidate is given to a small number of healthy human control subjects or patients suffering from the indicated disease, to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

•
Phase 2. The drug candidate is given to a limited patient population to determine the effect of the drug candidate in treating the disease, the best dose of the drug candidate, and the possible side effects and safety risks of the drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 1 clinical trials to fail in the more rigorous Phase 2 clinical trials.

•
Phase 3. If a drug candidate appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are conducted over a longer term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 2 clinical trials to fail in the more rigorous and extensive Phase 3 clinical trials.

FDA Approval Process

When we believe that the data from the Phase 3 clinical trials show an adequate level of safety and efficacy, we submit the appropriate filing, usually in the form of an NDA or supplemental NDA, with the FDA seeking approval to sell the drug candidate for a particular use. The FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to the FDA that is not binding but is generally followed by the FDA. If the FDA agrees that the compound has met the required level of safety and efficacy for a particular use, it will allow us to sell the drug candidate in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug candidate is not safe enough or efficacious enough or because it does not believe that the data submitted is reliable or conclusive.

At any point in this process, the development of a drug candidate can be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

The FDA may also require Phase 4 non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of our drug. The FDA may also require us to provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive surveillance to monitor the safety or benefits of our product candidates if it determines that our filing does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union (which includes most major countries in Europe). If this centralized approval procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under one of two simplified application processes: the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, separate pricing and reimbursement approvals are also required in most countries. The European Union also has requirements for approval of manufacturing facilities for all products that are approved for sale by the EU regulatory authorities.

Insurance

We maintain standard corporate liability insurance and plans to have standard product liability insurance prior to product launch.

Employees

We currently have 7 full-time employees. Our employees have business and technical expertise in pharmaceutical, biological sciences, medical devices, and consumer product development, and possess extensive experience in ex-vivo/in-vitro design, preclinical and clinical development, and intellectual property generation.  Quality and regulatory expertise includes knowledge of medical directives, U.S. FDA guidance for drugs and medical devices and ICH & IEC guidelines for the U.S., Canada and the European Union. We also utilize consultants to provide additional expertise in niche or highly technical areas.

We consider our employee relations to be good, and to date have not experienced a work stoppage due to a labor dispute. None of our employees are represented by a labor union.

Environment, Health and Safety

We are also subject to federal, state and local regulations regarding workplace safety and protection of the environment. We use some hazardous materials and chemicals in our R&D activities and cannot eliminate the risk of accidental contamination or injury from these materials. Certain misuse or accidents involving these materials could lead to significant litigation, fines and penalties. We have implemented proactive programs to reduce and minimize the risk of hazardous materials incidents.

Other Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

The mailing address of our headquarters is 1098 Hamilton Court, Menlo Park, California 94025, and our telephone number at that location is 650-889-5020. Our website is www.BioPharmX.com. Through a link on the “Investors” section of our website, we will make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge upon request.

ITEM 2.	PROPERTIES

Our principal executive office and laboratory is located at 1098 Hamilton Court, Menlo Park, California 94025, where the company occupies 10,800 sq. ft. of R&D and administration facilities that are nearby to external formulation, clinical and pre-clinical testing facilities. The lease has a term of 39 months. The monthly base rent for the facilities is $23,220 through November 30, 2014, $23,916 through November 30, 2015, and $24,634 through November 30, 2016. This excludes monthly operating expenses initially estimated at $3,261. The initial security deposit under the lease is $150,000 which is to be reduced to $50,000 after BioPharmX has received at least $6 million in new funding. We believe that our existing property is in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Markets OTCQB, under the symbol “BPMX.” Except for one quotation dated February 14, 2013 of $0.15, there have been no reported quotations for our common stock for the two most recent fiscal years for which financial statements are included in this report.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Holders

As of March 28, 2014, we had 9,025,000 shares of our common stock par value, $0.001 issued and outstanding. There were approximately 27 beneficial owners of our common stock.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Empire Stock Transfer, located at 1859 Whitney Mesa Dr., Henderson, Nevada 89014.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividend Policy

We have not paid any cash dividends to our shareholders. Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends.

Equity Incentive Plan Information

On January 23, 2014, the Company adopted the 2014 Equity Incentive Plan (the “Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Option”), stock (Restricted Stock or Unrestricted Stock) and stock appreciation rights (“SARs”). 2,700,000 shares of the Company’s common stock have been authorized and reserved for the Plan, subject to an adjustment for an increase or decrease of the Company’s issued and outstanding Common Stock resulting from a stock split, change of the number of shares issued and outstanding without receipt of consideration by the Company or as the Plan administrator may determine in its discretion, provided that in no event shall the total number of shares of common stock authorized under the plan exceed 30% of the issued and outstanding shares of the Company’s common stock.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited financial statements and the accompanying notes to the financial statements and other disclosures included in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Recent Developments

On January 23, 2014, the Company, BPX and stockholders of BPX, who collectively own 100% of BPX (the “BPX Stockholders”) entered into and consummated transactions pursuant to the Share Exchange Agreement, whereby the Company issued to the BPX Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BPX held by the BPX Stockholders. The shares of our Common Stock received by the BPX Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

As a result of the Share Exchange Transaction, BPX became a subsidiary of the Company. The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. BPX is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Plan of Operations

The Company plans to implement operations and reach its goals and objectives by hiring talented people to play key roles throughout the organization. The Company strives to hire employees with long term successful track records. It seeks to identify and hire the best talent for each open position. The Company will initiate a strong branding and marketing campaign for its first commercialized product, branded VI2OLET. While a portion of the funds that the Company intends to raise through sale of the Company's securities to finance its operations will be put into marketing, branding, and sales activities along with operational support activities, the majority of funds will be used for advancing research and development activities for new products in the pre-clinical pipeline and launching Phase III clinical studies for the molecular iodine prescription product.

Fiscal Years Ended December 31, 2013 and 2012

Revenue

From August 18, 2011 through December 31, 2013, we have not had any revenues.  We are in the research and development stage, but we project our molecular iodine prescription product will be released in late 2014.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2013 and 2012 were $671,000 and $31,000, respectively.  The increase from year-to-year is due to the increase in consultants during 2013. We employed only two consultants for a few months during fiscal 2012. Research and development expenses for the year ended December 31, 2013, consisted primarily of employee and consultant compensation and non-employee stock compensation expense in the amount of $527,000 and laboratory supplies of $51,000.   Research and development expenses for the period from August 18, 2011 (date of inception) through December 31, 2013 consisted of $547,000 of compensation and benefits and $56,000 in laboratory supplies.  We plan to convert some of the consultants to employees in 2014.

Sales and Marketing Expenses

Sales and marketing expenses for the years ended December 31, 2013 and 2012 were $132,000 and $9,000, respectively.  The increase from year-to-year is because the Company used only a consultant for developing their website and logo.  Sales and marketing expenses for the year ended December 31, 2013, consisted primarily of consultant compensation and non-employee stock compensation expense in the amount of $93,000 and the cost of developing marketing strategy and material in the amount of $30,000.  Sales and marketing expenses for the period from August 18, 2011 (date of inception) through December 31, 2013 consisted primarily of $94,000 for compensation and benefits and $37,000 for the development of the company website and logo.  We currently have no employees in sales and marketing and plan to continue to use outside consultants for this work, some of whom we may hire in 2014.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2013 and 2012 were $711,000 and $43,000, respectively.  The increase from year-to-year is because we employed only two consultants and primarily paid costs of starting up the Company in 2012.  General and administrative expenses for the year ended December 31, 2013 consisted primarily of compensation and benefits in the amount of $272,000, professional fees totaling $259,000 to our legal counsel and auditors, travel expense of $64,000, as well as other general and administrative expenses. General and administrative expenses for the period from August 18, 2011 (date of inception) through December 31, 2013 consisted primarily of $298,000 in compensation and benefits, $262,000 for professional fees, $65,000 in travel expense, as well as other general and administrative expenses.

Loss from Operations

Loss from operations for the years ended December 31, 2013 and 2012 was $1.5 million and $83,000, respectively.  The increase in the loss from year-to-year is due to the Company ramping up research and development and other operations. The loss was primarily attributable to spending on research and development with no current revenue. Loss from operations for period from August 18, 2011 (date of inception) through December 31, 2013, was $1.6 million.

Net Loss

Net loss for the years ended December 31, 2013 and 2012 was $1.6 million and $88,000, respectively. Net loss for the period from August 18, 2011 (date of inception) through December 31, 2013, was $1.7 million.

Inflation did not have a material impact on the Company’s operations for either of the periods. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

In the first quarter of 2014, BPX issued to an accredited investor 6% secured convertible notes in the aggregate principal amount of $1.02 million. The notes are secured by all the assets of BPX pursuant to the Security Agreement dated January 3, 2014, by and between BPX and the collateral agent, and rank senior to any other indebtedness of BPX.  The notes are automatically convertible into the shares of common stock of the Company, contingent on the completion of the reverse acquisition of the Company by BPX and closing of a financing in the amount of at least $2 million at a conversion price per share equal to 80% of the per share offering price of such financing. The investor has the right to receive at the closing of the reverse acquisition warrants to purchase shares of common stock of the Company equal to 100% of the shares of common stock underlying the respective notes.

Between September 2012 and March 2014, the Company issued 6% unsecured convertible notes to investors in the aggregate principal amount of $2.25 million. These notes have a maturity dates from one to three years from the date of issuance, with principal and interest payable at maturity. The notes are automatically convertible into the securities of the Company sold in an offering that takes place after the completion of the reverse acquisition of the Company by BPX, contingent on the completion of the reverse acquisition and closing of such financing at a conversion price per share equal to 80% of the per share offering price of such financing.

On March 14, 2014, we entered into a Subscription Agreement for a private placement of shares of our Series A Preferred Stock and warrants with an accredited investor, whereby we will sell an aggregate of 540,977 shares of our Series A preferred Stock at a per share price of $1.85 for gross proceeds of $1,000,000 and to issue to the investors for no additional consideration warrants (the “Warrants”) to purchase 270,489 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share.

The following table summarizes total current assets, liabilities and working capital at December 31, 2013.

December 31, 2013
Current Assets	$39,000
Current Liabilities	771,000
Working Capital Deficit	$(732,000)

At December 31, 2013, we had a working capital deficit of $732,000.

Net cash used for operating activities for the year ended December 31, 2013 was $1.1 million.  Cash used in operating activities was primarily due to net loss for the year ended December 31, 2013 of $1.6 million which was partially offset by changes in operating assets and liabilities of $371,000, non-cash interest expense of $74,000 and stock-based compensation of $58,000. Cash used in investing activities was primarily for acquisition of intellectual property and acquisition of fixed assets.

Net cash used for operating activities for the year ended December 31, 2012 was $51,000.  Cash used in operating activities was primarily due to net loss for the year ended December 31, 2012 of $88,000 which was partially offset by changes in operating assets and liabilities of $22,000, non-cash interest expense of $5,000 and stock-based compensation of $9,000. Cash used in investing activities was primarily for acquisition of fixed assets.

Net cash obtained through all financing activities for the years ended December 31, 2013 and 2012 was $1.0 million and $200,000, respectively.  This consisted of $1.0 million and $200,000 for the years ended December 31, 2013 and 2012, respectively, in proceeds from issuing convertible notes payable.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1.6 million and $88,000, respectively, for the years ended December 31, 2013 and 2012, respectively and a deficit accumulated during the development stage of $1.7 million as of December 31, 2013.  The net cash used in operations for the years ended December 31, 2013 and 2012 was $1.1 million and $51,000, respectively.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to the above, management will:

●	seek additional third party debt and/or equity financing;

●	continue with the implementation of the business plan;

●	seek to generate revenue through commercialization of the technology.

To date, all of our funding has been generated from private investments. During the next twelve months, we anticipate raising funding to continue expansion; however, as of this writing, we only have sufficient funds to proceed with basic company operations only. We do not have sufficient funds to fully implement our business plan until such time that we are able to raise additional funding, to which there is no guarantee. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

Recent Accounting Pronouncements

In July 2013, the FASB issued an update related to presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance will become effective for us beginning in the first quarter of 2014. We believe that the adoption of this update will not have a material impact on our Financial Statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our audited financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements which requires the recognition of compensation expense, using a fair-value based method for costs related to all employee share-based payments, including stock options. The Company estimates the fair value of share-based payment awards on the date of grant using an option pricing model. All option grants have been expensed on a straight-line basis over their vesting period. Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

For the period August 18, 2011 (date of inception) to December 31, 2013 stock-based compensation amounted to $67,000.  For the years ended December 31, 2013 and 2012, stock-based compensation was $58,000 and $9,000.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities,” or SPEs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2013 and 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective January 23, 2014 from Silberstein Ungar, PLLC (“SUPLLC”) to Burr Pilger Mayer, Inc. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on January 27, 2014.  There were no disagreements with SUPLLC or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 14, 2014, we entered into a Subscription Agreement for a private placement of shares of our Series A Preferred Stock and warrants with an accredited investor, whereby we will sell an aggregate of 540,977 shares of our Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”), at a per share price of $1.85 for gross proceeds of $1,000,000 and issue to the investors for no additional consideration warrants (the “Warrants”) to purchase 270,489 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share.

On March 14, 2014, the Company, the majority shareholders of the Company and the subscriber who is the party to the Subscription Agreement entered into an Investor Rights Agreements, whereby the subscriber was granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A Preferred Stock and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A Preferred Stock, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

On March 20, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate”).  Pursuant to the Series A Certificate, there are 3.3 million shares of Series A Preferred Stock authorized.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In connection with the Share Exchange Transaction, effective on January 21, 2014, Mr. James Pekarsky was appointed as our Chairman, Chief Executive Officer and Chief Financial Officer, and Ms. Anja Krammer as our Director and President. Mr. Kade Thompson resigned as our sole director and officer at the same time.  Mr. Kin F. Chan was appointed as our Executive Vice President of Research and Development effective February 17, 2014.

The following table sets forth certain information as of the Effective Date concerning our directors and executive officers. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	Position
James R. Pekarsky	54	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Anja Krammer	46	President and Director

Kin F. Chan	40	Executive Vice President of Research & Development

James R. Pekarsky, age 54, is a seasoned executive who brings extensive financial and operational experience from public and private high technology and medical research companies. His background includes substantial international business experience, strategic planning, acquisitions, venture capital, bank fund raising and IPOs. Since 2008, Mr. Pekarsky has been a consultant serving as Chief Financial Officer and Chief Operating Officer to several private and public companies. Most recently, he served as Chief Financial Officer of Solar Power, Inc. (OTC Markets: SOPW) from November 2011 to August 2013.  Additionally, Mr. Pekarsky served as Chief Financial Officer of MoSys, Inc., (NASDAQ: MOSY), from January 2006 to November 2007 and Virage Logic (NASDAQ:VIRL) from May 1999 to November 2003, where he led the company’s IPO.  Other public companies include Mentor Graphics (NASDAQ:MENT) and Bio-Rad Laboratories (NYSE:BIO), where Mr. Pekarsky held General Manager positions based in Europe for 5 years.  Mr. Pekarsky holds a B.S. in Accounting from Indiana University of Pennsylvania and an M.B.A. in Finance from Golden Gate University. We believe that Mr. Pekarsky’s credentials and extensive experience as an executive officer of publicly traded companies position him well as a member of our board of directors.

Anja Krammer, age 46, is a veteran marketing executive with over 20 years of experience in guiding healthcare and consumer enterprises in product development, sales/marketing management and commercialization strategies.  Her industry background includes pharmaceuticals, medical devices, technology, and consumer products.  Her therapeutic area experience includes dermatology (aesthetic/cosmetic and therapeutic drugs), cardiovascular, diabetes, consumer health, gastroenterology, and orthopedics.  Ms. Krammer has served as President of BioPharmX since August 2011.  Ms. Krammer previously served as Chief Marketing Officer/Founder of MBI, Inc., a management consulting firm from 2008 to 2013. Prior to joining MBI Consulting, Ms. Krammer was Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture backed startup in aesthetic medicine.  From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation (NYSE: MDT).  From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation (AMS: GTN), a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing, Itronix Division, Acterna Corporation (NASDAQ: ACTR), an optical communications company.  Prior roles included, serving as Director of Worldwide Marketing and Communications Tektronix Corporation in its Color Printing and Imaging Division (NYSE: TEK) from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation (Nasdaq: KTCC), a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from University of South Carolina and an International Trade Certificate from the Sorbonne, University of Paris. We believe that Ms. Krammer's qualifications and her extensive experience as an officer of publicly traded technology companies provide a unique perspective for our Board.

Kin F. Chan, age 40, is an experienced R&D executive with more than 15 years of industry and academic experience in Biomedical Engineering and Biological Sciences.  His in-depth research and product development experience spans biomedical sciences, medical devices, lasers/photonics/semiconductor, and therapeutic experience in dermatology, cardiology, urology and ophthalmology.   Most recently (2012-present), he was Vice President of Engineering at Demira, Inc. , where he oversaw engineering of both investigational device and product development for photodynamic therapy, currently in Phase 2 clinical trial.  Prior to that he was the Managing Director of Advanced Research (2003-2009) at Solta Medical, Inc. (NASDAQ:SLTM; formerly Reliant Technologies, Inc.) as part of the team that developed the Fraxel® laser core technologies for fractional photothermolysis and real-time laser dosage control, where he also headed the research into the biological response to laser-induced injuries, the alteration to the skin barrier function for transepidermal drug delivery, and the subsequent wound healing process.  He was also involved in developing Optical Coherence Tomography imaging for use with devices in interventional cardiology at Avinger, Inc. (2009-present), and co-developed the first commercial high throughput direct-writing microlithography system for semiconductor and high resolution PCB production at Ball Semiconductor, Inc. (2000-2003).  Dr. Chan received his B.S., M.S., and Ph.D. in Electrical & Computer Engineering from the University of Texas at Austin, and was trained in electrical, computer, biomedical and lasers & optical engineering.  He is a well published expert in biophotonics, laser tissue interaction, ablation and energy-based therapeutic devices with more than 40 peer-reviewed journal articles, conference proceedings and abstracts, and is a co-inventor on more than 25 issued patents or pending patent applications.  Currently he is a Fellow of the American Society for Laser Medicine and Surgery, and a member of SPIE where he co-chairs the Laser in Urology Session at the annual Photonic West Conference.

All of our directors hold their positions on the board until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

●
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacate

Committees

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Audit Committee Financial Expert

The board of directors has determined that Mr. James Pekarsky is our Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K.

Code of Ethics

We do not have a code of ethics but intend to adopt one in the near future that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Meetings of the Board of Directors

During the Company’s year ended December 31, 2013, the board of directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the president and chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. James Pekarsky serves as the Chief Executive Officer of the Company and the Chairman of our Board, and Ms. Anja Krammer serves as the President of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Totals ($)
James R. Pekarsky(1) CEO, CFO, Chairman of the Company; CEO and Director of BPX	2013 2012	- -	- -	- -	- -	- -	- -

Anja Krammer(2) President and Director of the Company; President and Director of BPX	2013 2012	- -	- -	- -	- -	- -	- -

Kade Thompson (3) CEO, CFO, Director of the Company	2013 2012	- -	- -	- -	- -	- -	- -

Kin F. Chan (4) Executive Vice President of Research & Development	2013 2012	- -	- -	- -	- -	- -	- -

(1)
Mr. Pekarsky was appointed as our Chief Executive Officer, Chief Financial Officer and Chairman on January 21, 2014. Mr. Pekarsky has been the Chief Executive Officer and Director of BPX since its inception.

(2)	Ms. Krammer was appointed as our Director and President on January 21, 2014. Ms. Krammer has been the President and Director of BPX since its inception.
(3)	Mr. Thompson resigned as our Sole Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary on January 21, 2014.
(4)	Mr. Chan was hired on February 17, 2014 as our Executive Vice President of Research & Development.

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Employment Agreements

On January 21, 2014, the Company and James Pekarsky entered into an Employment Agreement, where Mr. Pekarsky was employed as Chief Executive Officer and Chairman of the Board of the Company for a term of four years with a one-year automatic renewal term. Mr. Pekarsky is entitled to the compensation consisting of $250,000 per year for base salary and an annual bonus if performance targets are met at the discretion of the board of directors.

On January 21, 2014, the Company and Anja Krammer entered into an Employment Agreement, where Ms. Krammer was employed as President and Director of the Company for a term of four years with a one-year automatic renewal term. Ms. Krammer is entitled to the compensation consisting of $250,000 per year for base salary and an annual bonus if performance targets are met at the discretion of the board of directors.

On February 17, 2014, the Company and Kin F Chan entered into an Employment Agreement, where Mr. Chan was employed as Executive Vice President of Research & Development for a term of four years with a one-year automatic renewal term. Mr. Chan is entitled to the compensation consisting of $225,000 per year for base salary and an annual bonus if performance targets are met at the discretion of the board of directors.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

Compensation of Directors

For the fiscal year ended December 31, 2013, none of the members of our board of directors received compensation for service as a director. We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000, and (iv) all such executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown. The address for each officer and director is 1098 Hamilton Court, Menlo Park, California 94025.

Name Officers and Directors	Office	Shares Beneficially Owned(1)	Percent of Class(2)

James Pekarsky	Chairman and CEO	2,500,000	27.7%

Anja Krammer	Director and President	2,500,000	27.7%

Kin Chan	Executive Vice President of R&D	1,200,000	13.3%

All officers and directors as a group (2 persons named above)		6,200,000	68.7%

5% Securities Holders

Kevin Mszanowski 211 Solana Drive Los Altos, California 94022		825,000	9.1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 9,025,000 shares of the Company’s common stock issued and outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the issue, or if it is fair and reasonable to our company.

On September 17, 2010, the Company issued 7,000,000 shares of common stock to Kade Thompson, its President, CEO, CFO, and sole Director, in consideration for $7,000 at a price of $0.001 per share. On December 21, 2012, the Company borrowed $3,000 from Mr. Thompson, under the terms of a Promissory Note due December 21, 2014. The note bears interest of 5% per annum payable at maturity.

On January 21, 2014, Mr. Thompson sold to BPX 7,000,000 shares of the Company’s common stock representing approximately 77.8% of the then issued and outstanding shares of common stock for $300,000 and cancelled the 5% promissory note pursuant to a Stock Purchase Agreement dated as of the same date.

Since inception of BPX, the founding executives of the company have made advances to cover short-term operating expenses. These advances are non-interest bearing. As of December 31, 2013 and 2012, related party payables of BPX were $125,000 and $16,000, respectively.

Except for the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, the Company was not a party to any transaction (where the amount involved exceeded the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years) in which a Director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any such person have or will have a direct or indirect material interest and no such transactions are currently proposed. The Company is currently not a subsidiary of any company.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate.  The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction.  However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended December 31, 2013 and 2012:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013(1)	$50,000	21,750	—	—
2013(2)	$3,900	4,800	800	—
2012(2)	$3,750	4,500	800

(1)	These services were provided by Burr Pilger Mayer, Inc. who were engaged January 23, 2014.

(2)	These services were provided by Silberstein Ungar, PLLC to who were engaged through January 23, 2014.

●
Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

●	Audit-Related Fees. Represents fees for assurance and other services related to the audit of Company’s financial statements.

●	Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice.

●	All Other Fees. Represents fees for products and services not otherwise included in the categories above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

(b) Exhibits

Exhibit No.	Description

2.1	Form of Share Exchange Agreement dated January 23, 2014 by and among the Company, BioPharmX Inc. and BioPharmX Inc. Stockholders*

4.1	Form of Notes issued pursuant to the Stock Purchase Agreement dated January 3, 2014*

4.2	Form of Warrant issued pursuant the Stock Purchase Agreement dated January 3, 2014*

4.3	Certificate of Designations of Series A Preferred Stock

10.1	Form of Securities Purchase Agreement dated January 23, 2014 by and between Kade Thompson and BioPharmX Inc.*

10.2	Form of Employment Agreement dated January 23, 2014 by and between James Pekarsky and the Company*

10.3	Form of Employment Agreement dated January 23, 2014 by and between Anja Krammer and the Company*

10.4	Amended and Restated Collaboration and License Agreement dated as of March 1, 2013 by and between BioPharmX Inc. and Iogen LLC*

10.5	Collaboration and Supply Agreement dated as of October 22, 2013 by and between BioPharmX Inc. and Nutech Medical, Inc.*

10.6	Lease Agreement dated August 23, 2013 by and between Prologis, L.P. and BioPharmX Inc.*

10.7	2014 Equity Incentive Plan*

10.8	Form of Securities Purchase Agreement dated January 3, 2014 by and between BioPharmX Inc. and the investor*

10.9	Form of Amendment to the Securities Purchase Agreement dated January 3, 2014*

10.10	Form of Security Agreement dated January 3, 2014 by and between BioPharmX Inc. and the collateral agent*

10.11	Form of Subscription Agreement dated March 14, 2014 by and between the Company and the subscribers thereto.

10.12
Form of Investor Rights Agreement dated March 14, 2014 by and among the Company, J. Pekarsky, A. Krammer, K. Chan and the subscribers who are parties to the Subscription Agreement dated March 14, 2014.

16.1	Letter of Silberstein Ungar, PLLC to the SEC dated January 23, 2014*

21.1	List of Subsidiaries.

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2014.

BIOPHARMX CORPORATION
FINANCIAL STATEMENTS
Years ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BioPharmX Corporation

We have audited the accompanying balance sheets of BioPharmX Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013, and cumulatively, for the period from August 18, 2011 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioPharmX Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, and cumulatively, for the period from August 18, 2011 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BioPharmX Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, BioPharmX Corporation’s recurring losses from operations, available cash and deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 31, 2014

Biopharmx Corporation
(a development stage enterprise)
Balance Sheets
as of December 31, 2013 and 2012
____________
	2013	2012
Assets
Current assets:
Cash	$3,000	$138,000
Prepaid expenses and other current assets	36,000	2,000
Total current assets	39,000	140,000

Property and equipment, net	32,000	12,000
Intangible assets	150,000	-
Other assets	150,000	-

Total assets	$371,000	$152,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$491,000	$16,000
Deferred rent	65,000	$-
Related party payables	125,000	16,000
Convertible notes, short-term	90,000	-
Total current liabilities	771,000	32,000

Convertible notes payable	938,000	163,000
Other long-term liabilities	32,000	3,000

Total liabilities	1,741,000	198,000

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized;
7,025,000 and 7,400,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	312,000	48,000
Deficit accumulated during the development stage	(1,683,000)	(95,000)
Total stockholders' deficit	(1,370,000)	(46,000)

Total liabilities and stockholders' deficit	$371,000	$152,000

See accompanying notes.

Biopharmx Corporation
(a development stage enterprise)
Statements of Operations and Comprehensive Loss
for the years ended December 31, 2013 and 2012 and, cumulatively, for the period from August 18, 2011 (date of inception) to December 31, 2013
____________

	Year ended December 31,		Cumulative for the period from August 18, 2011 (date of inception) to December 31,
	2013	2012	2013

Operating expenses:
Research and development	$671,000	$31,000	$706,000
Sales and marketing	132,000	9,000	141,000
General and administrative	711,000	43,000	757,000

Total operating expenses	1,514,000	83,000	1,604,000

Loss from operations	(1,514,000)	(83,000)	(1,604,000)

Interest expense	(74,000)	(5,000)	(79,000)

Net and comprehensive loss	$(1,588,000)	$(88,000)	$(1,683,000)

Basic and diluted net loss per share	$(0.22)	$(0.01)

Shares used in computing basic and diluted net loss per share	7,119,000	7,400,000

See accompanying notes.

Biopharmx Corporation
(a development stage enterprise)
Statements of Stockholders' Deficit
cumulative for the period from August 18, 2011 (date of inception) to December 31, 2013
____________

					Deficit
					Accumulated
			Additional	Receivable	During the	Total
	Common Stock		Paid-in	from	Development	Stockholders'
	Shares	Amount	Capital	Stockholders	Stage	Deficit
Balance at August 18, 2011	-	$-	$-	$-	$-	$-

Issuance of common stock at $0.0001 per
share to Founders in August 2011	7,400,000	1,000	(1,000)	-	-	-

Net and comprehensive loss	-	-	-	-	(7,000)	(7,000)

Balance at December 31, 2011	7,400,000	1,000	(1,000)	-	(7,000)	(7,000)

Payment of receivable for stock	-	-	-	-	-	-

Stock-based compensation	-	-	9,000	-	-	9,000

Issuance of convertible notes payable
with beneficial conversion feature	-	-	40,000	-	-	40,000

Net and comprehensive loss	-	-	-		(88,000)	(88,000)

Balance at December 31, 2012	7,400,000	1,000	48,000	-	(95,000)	(46,000)

Stock-based compensation	-	-	58,000	-	-	58,000

Repurchase of common stock	(375,000)	-	-	-	-	-

Issuance of convertible notes payable
with beneficial conversion feature	-	-	206,000	-	-	206,000

Net and comprehensive loss	-	-	-	-	(1,588,000)	(1,588,000)

Balance at December 31, 2013	7,025,000	$1,000	$312,000	$-	$(1,683,000)	$(1,370,000)

See accompanying notes.

Biopharmx Corporation
(a development stage enterprise)
Statements of Cash Flows
for the years ended December 31, 2013 and 2012 and, cumulatively, for the period from August 18, 2011 (date of inception) to December 31, 2013
____________

	Year ended December 31,		Cumulative for the period from August 18, 2011 (date of inception) to December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,588,000)	$(88,000)	$(1,683,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	58,000	9,000	67,000
Depreciation expense	5,000	1,000	6,000
Noncash interest expense	74,000	5,000	79,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(184,000)	(1,000)	(186,000)
Accounts payable and accrued expenses	446,000	14,000	463,000
Related party payables	109,000	9,000	125,000

Net cash provided by (used in) operating activities	(1,080,000)	(51,000)	(1,129,000)

Cash flows from investing activities:
Purchases of property and equipment	(25,000)	(13,000)	(38,000)
Purchase of intellectual property	(60,000)	-	(60,000)

Net cash used in investing activities	(85,000)	(13,000)	(98,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Repurchase of common stock	-	-	-
Proceeds from issuance of convertible notes payable	1,030,000	200,000	1,230,000

Net cash provided by financing activities	1,030,000	200,000	1,230,000

Net (decrease) increase in cash and cash equivalents	(135,000)	136,000	3,000
Cash at beginning of year	138,000	2,000	-

Cash at end of year	$3,000	$138,000	$3,000

Non-cash financing activities:
Fair value of beneficial conversion feature issued in connection with convertible notes payable	$206,000	$40,000	$246,000
Intellectual assets purchase accrued	$90,000	$-	$90,000

See accompanying notes.

BIOPHARMX CORPORATION
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (“BioPharmX” or the “Company”) is a Silicon Valley-based company, incorporated in Nevada on August 30, 2010, that seeks to provide innovative products through unique, patented platform technologies for pharmaceutical and over-the-counter (“OTC”) applications in the fast growing dermatology and health and wellness markets.

The strategy of the Company begins with obtaining novel, patented, platform technologies through exclusive licensing, joint development or acquisition. BioPharmX then develops platform technologies that can be developed into product lines through specialized formulation and clinical protocol development with a bifurcated market penetration strategy, prescription for the high dose prescription version and OTC consumer for the low dose version. Identifying such technologies requires a strong knowledge of the markets served through technology assessment and evaluation of sell-side and buy-side opportunities through relationships with major pharmaceutical companies. BioPharmX’s products are formulated to address both market pathways to address unmet needs in well-defined, multi-billion dollar markets for licensing or direct commercialization for both pharmaceutical and OTC distribution and sales.

On January 23, 2014, the Company, BioPharmX Inc., a Delaware corporation (“BPX”) and stockholders of BPX, who collectively own 100% of BPX (the “BPX Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the BPX Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BPX held by the BPX Stockholders. The shares of our Common Stock received by the BPX Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

As a result of the Share Exchange Transaction, BPX became a subsidiary of the Company. The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. BPX is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

On March 3, 2014, we completed the name change of the Company from Thompson Designs, Inc. to BioPharmX Corporation.

Basis of Presentation and Principles of Consolidation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Preparation of these financial statements requires management to make certain judgments, estimates and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Key estimates used in the preparation of our financial statements include stock-based compensation and deferred income taxes. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Significant Accounting Policies, Estimates and Judgments

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its significant accounting policies or estimates. We base our estimates on historical experience and on various market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

Research and Development Expenses

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (“CROs”), materials and supplies and overhead allocations consisting of various and facilities-related costs.

Advertising Expenses

We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $7,000 in 2013 and $7,000 in 2012.

Net Income Per Share Attributable to BioPharmX Common Stockholders

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to BioPharmX common stockholders:

	2013	2012
Numerator:
Net income attributable to BioPharmX stockholders	$(1,588,000)	$(88,000)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share attributable to BioPharmX common stockholders	7,119,000	7,400,000
Effect of dilutive securities:
Stock options and equivalents	—	—
Conversion of Notes	—	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share attributable to BioPharmX common stockholders	7,119,000	7,400,000

Basic net income per share attributable to BioPharmX common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to BioPharmX common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and the assumed conversion of convertible notes are determined under the treasury stock method.

Conversion of our 6% Convertible Notes of approximately 2.6 million and 1.6 million weighted-average shares of our common stock were outstanding during 2013 and 2012, respectively, but were not included in the computation of diluted net income per share attributable to BioPharmX common stockholders because their effect was antidilutive.

Stock options to purchase approximately 444,000 and 21,000 weighted-average shares of our common stock were outstanding during 2013 and 2012, respectively, but were not included in the computation of diluted net income per share attributable to BioPharmX common stockholders because their effect was antidilutive.

Stock-Based Compensation

Share-based payments to employees, contractors and directors are recognized in the Statements of Operations and Comprehensive Loss based on their fair values are reported in the Statements of Cash Flows as an adjustment to reconcile net loss to net cash used in operating activities.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Description	Estimated Useful Life
Furniture & fixtures	5
Laboratory and manufacturing equipment	5
Computer & network equipment	3

Intangible Assets

Intangible assets related to in-process research and development (“IPR&D”) projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if we become aware of any events or changes that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash, prepaid and other current assets, accounts payable and accrued expenses and related party payables approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the convertible notes payable approximates fair value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any such impairment losses to date.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of accounting for uncertain tax positions there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

Comprehensive Loss

Comprehensive loss is the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the years ended December 31, 2013 and year ended December 31, 2012 and, cumulatively, for the period from August 18, 2011 (date of inception) to December 31, 2013, the Company’s comprehensive loss is equal to the net loss. There were no components of comprehensive loss for any of the periods presented.

Recent Accounting Pronouncements

In July 2013, the FASB issued an update related to presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance will become effective for us beginning in the first quarter of 2014. We believe that the adoption of this update will not have a material impact on our financial statements.

2.	GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations since inception. The Company has not generated revenues and has funded its operating losses through the issuance of convertible notes payable. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. These risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company incurred a net loss of $1.6 million and $88,000 during the years ended December 31, 2013 and 2012, respectively, and has an accumulated deficit of $1.7 million as of December 31, 2013. As of December 31, 2013, the Company had a working capital deficit of $732,000. As of December 31, 2012, the Company had working capital of $108,000. While management of the Company believes that it has a plan to fund on-going operations, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

In 2012 and 2013, the Company initiated a financing with convertible notes to invite early investors at a 20% discount to the share price in a future offering. While the Company was able to secure a number of investors, there is continued risk in the Company’s ability to attract additional early-stage investors. Without access to continued funds for working capital the Company may not be able to execute its product strategy and pursue research and development activities on its novel platform technologies.

The discovery of key raw materials to formulate novel products depends on the Company’s ability to identify, negotiate and secure procurement of such materials. This also depends on the Company’s ability to establish comprehensive and long term vendor contracts and relationships.

The Company’s ability to compete and to achieve its product platform strategy depends on its ability to protect its proprietary discoveries and technologies. The Company currently relies on a combination of copyrights, trademarks, trade secret laws and confidentiality agreements to protect its intellectual property rights. The Company also relies upon unpatented know-how and continuing technological innovation.

The Company’s continued operations are dependent upon its ability to identify, recruit and retain adequate management personnel and contractors to perform certain jobs such as research and development, patent generation, regulatory affairs and general administrative functions. The Company requires highly trained professionals of varying levels and experience along with a flexible work force.

Research and development for novel prescription or OTC based products can be very extensive and lengthy in nature; along with the clinical trial process with the Food and Drug Administration which can require significant funding and time consuming patient studies. The competitive landscape could change significantly over the time period to complete targeted product development milestones. The current competition for BioPharmX’s products could also turn into strategic partners or potential acquirers in the future.

The significant risks and uncertainties described above could have a significant negative impact on the financial viability of BPX and raise substantial doubt about the Company’s ability to continue as a going concern. Management is working on the Company’s business model to increase working capital by managing its cash flow, securing financing and working towards bringing its first product to market.

3.	FAIR VALUE MEASUREMENTS

The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

●
Level 1 - Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

●
Level 2 - Pricing is provided by third party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

●
Level 3 - Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

As of December 31, 2013 and 2012, the Company held no assets or liabilities with instrument valuations measured on a recurring basis.

4.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment, net at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012

Furniture and fixtures	$11,000	$11,000
Lab equipment	12,000	2,000
Computers and equipment	15,000	-
	38,000	13,000
Less: accumulated depreciation	(6,000)	(1,000)
	$32,000	$12,000

Depreciation expense for the years ended December 31, 2013 and 2012 was $5,000 and $1,000.  Depreciation expense for the cumulative period from August 18, 2011 (date of inception) to December 31, 2013 totaled $6,000.

5.	RELATED PARTY PAYABLES

Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. These advances are non-interest bearing. As of December 31, 2013 and 2012, related party payables were $125,000 and $16,000, respectively.

6.	LONG-TERM OBLIGATIONS

Financing Arrangements

The following table summarizes the carrying amount of our borrowings under various financing arrangements (in thousands):

				Interest	December 31,
Type of Borrowing	Description	Issue Date	Due Date	Rate	2013	2012
Convertible	Note	September 2012	September 2015	6.00%	$150,000	$100,000

Convertible	Note	Novenber 2012	November 2015	6.00%	150,000	100,000

Convertible	Note	February 2013	December 2015	6.00%	50,000	—

Convertible	Notes	April 2013	March 2016	6.00%	150,000	—

Convertible	Note	June 2013	June 2014	6.00%	100,000	—

Convertible	Note	July 2013	July 2016	6.00%	100,000	—

Convertible	Note	August 2013	August 2016	6.00%	130,000	—

Convertible	Note	September 2013	September 2015	6.00%	100,000	—

Convertible	Note	October 2013	August 2016	6.00%	25,000	—

Convertible	Note	November 2013	October & August 2016	6.00%	125,000

Convertible	Note	December 2013	January 2015	6.00%	150,000	—

Total debt, net					$1,230,000	$200,000

Less current portion					100,000	—

Total long-term debt, net					$1,130,000	$200,000

In September and November 2012, the Company issued convertible notes payable (“Notes”) to two individuals, respectively, in exchange for $200,000 cash. These Notes carry an interest rate of 6% per annum and mature in September and November 2015, respectively, with principal and interest payable at maturity.

During the year ended December 31, 2013, the Company issued Notes to twelve individuals in exchange for $1,030,000 cash.  These notes carry an interest rate of 6% per annum and mature between June 2014 and October 2016, with principal and interest payable at maturity.

The Notes automatically convert into preferred stock issued in a qualified financing at 80% of the price per share at which such preferred stock is issued in such an offering. Additionally, there is a special conversion that at maturity, unless the Company repays all outstanding principal and interest, the Notes shall be automatically converted into a number of shares of common stock of the Company at 80% of the then fair market value per share.

As a result of this beneficial conversion feature, the Company has recorded $206,000 and $40,000 as a debt discount during the years ended December 31, 2013 and 2012. The debt discount is being amortized to interest expense over the term of the Notes. The amortization expense related to the debt discount was $41,000 and $3,000 for the years ended December 31, 2013 and 2012, respectively and $44,000 for the cumulative period from August 18, 2011 (date of inception) to December 31, 2013. The note holders as a group also have the right to purchase up to an aggregate of $1 million in shares in the event of a subsequent offer of equity securities.

7.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The term of the lease is 39 months from the lease commencement date of September 1, 2013. Future minimum commitments under this lease are as follows:

2014	$279,000
2015	288,000
2016	271,000
Total	$838,000

Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

8.	STOCKHOLDERS' EQUITY

Repurchase of common stock

On March 27, 2013, the Company terminated one of the founders and repurchased 375,000 shares for $18.

Equity Incentive Plan

On August 18, 2011, BPX adopted the 2011 Equity Incentive Plan (the “BPX Plan”) which permits BPX to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of BPX through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). On January 23, 2014, immediately after the closing of the Share Exchange Transaction which resulted in a reverse acquisition of the Company by BPX, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), options issued under the BPX Plan were cancelled, and options under the 2014 Plan were issued to replace all cancelled BPX options.

The Company currently has time-based options outstanding. The time-based options generally vest in two to four years and expire ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is 2,700,000. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. At December 31, 2013 there were 94,000 shares available for grant under the Plan. No options were granted during the year ended December 31, 2011.

The following table summarizes activity under our stock option plan. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2012	-	-
Granted	1,150,000	$0.06
Exercised	-	-
Forfeited	-
Outstanding at December 31, 2012	1,150,000	$0.06
Granted	1,456,000	0.40
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	2,606,000	$0.25

Exercisable, end of year	2,606,000	$0.25

The total fair value of stock options that vested during the years ended December 31, 2013 and 2012 was $55,000 and $5,000, respectively.

The weighted-average grant date fair values of the stock options granted during the years ended December 31, 2013 and 2012 were $0.28 and $0.06 per share, respectively.

As of December 31, 2013, the number of options outstanding that are expected to vest, net of estimated future option forfeitures was 2,606,000 with a weighted-average exercise price of $0.25 per share, an aggregate intrinsic value of $1.953 million and a weighted-average remaining contractual life of 9.0 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2013 were $55,000. As of December 31, 2013, the weighted-average remaining contractual life for options outstanding and options exercisable was 9.9 years.

9.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our Statement of Operations and Comprehensive Loss for the years ended:

	December 31,
	2013	2012
Research and development	$30,000	$5,000

Sales and marketing	7,000	-

General and administrative expenses	21,000	4,000

Stock-based compensation expense, net of tax	$58,000	$9,000

The Company estimates the fair value of time-based stock options, if any, granted using the Black-Scholes-Merton option pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a ten-year life from date of grant and vesting periods of two to four years.

Valuation Assumptions

The fair value of stock-based awards to employees is calculated through the use of the Black-Scholes option pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

Expected Term

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data.

Expected Volatility

The Company uses the historical volatility of the price of the common shares of selected public companies in the biotechnology sector.

Expected Dividend

The Company has never paid dividends on its common shares and currently does not intend to do so and, accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

We used the following assumptions to calculate the estimated fair value of the awards for the years ended:

	December 31,
	2013	2012
Expected volatility	82.1%	82.1%
Expected term in years	5.51 - 6.08	5.52 - 6.08
Risk-free interest rate	0.61% - 1.62%	0.67% - 0.89%
Expected dividend yield	—%	—%

10.	INCOME TAXES

No federal income taxes were provided in the years ended December 31, 2013 and 2012 or for the cumulative period from August 18, 2011 (date of inception) to December 31, 2013 due to the Company’s net losses. State minimum income and franchise taxes are included in general and administrative expenses and were immaterial for the periods presented.

At December 31, 2013, the Company had available federal net operating loss (“NOL”) carry-forwards of approximately $1.6 million which will begin to expire in 2031 and California state NOL carry-forwards of approximately $1.6 million which will begin to expire in 2021. At December 31, 2012, the Company had available federal net operating loss (“NOL”) carry-forwards of approximately $60,000 which will begin to expire in 2031 and California state NOL carry-forwards of approximately $60,000 which will begin to expire in 2021. At December 31, 2013 and 2012, the net deferred tax assets of approximately $594,000 and $29,000, respectively, generated primarily by NOL carry-forwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by approximately $563,000 and $29,000 during the years ended December 31, 2013 and 2012, respectively.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of December 31, 2013 and 2012, the Company did not have any material unrecognized tax benefits. The 2013 and 2012 tax years remain open for examination by the federal and state authorities.

11.	SUBSEQUENT EVENTS

On January 21, 2014, Mr. Thompson sold to BPX 7,000,000 shares of the Company’s common stock representing approximately 77.8% of the then issued and outstanding shares of common stock for $300,000 and cancelled the 5% promissory note pursuant to a Stock Purchase Agreement dated as of the same date.

On January 23, 2014, the Company, BPX and BPX Stockholders, who collectively own 100% of BPX entered into and consummated transactions pursuant to the Share Exchange Agreement, whereby the Company issued to the BPX Stockholders an aggregate of 7,025,000 shares of Common Stock in exchange for 100% of the equity interests of BPX held by the BPX Stockholders. The shares of our Common Stock received by the BPX Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement. As a result of the Share Exchange Transaction, BPX became a subsidiary of the Company.

On January 23, 2014, immediately after the closing of the Share Exchange Transaction which resulted in a reverse acquisition of the Company by BPX, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), options issued under the BPX Plan were cancelled, and options under the 2014 Plan were issued to replace all cancelled BPX options.

In the first quarter of 2014, we issued convertible notes payable (“Notes”) to twelve individuals, in exchange for $1,020,000 cash. These Notes carry an interest rate of 6% per annum and mature between January and March 2017, with principal and interest payable at maturity. The Notes automatically convert into preferred stock issued in a qualified financing at 80% of the price per share at which such preferred stock is issued in such an offering. Additionally, there is a special conversion that at maturity, unless the Company repays all outstanding principal and interest, the Notes shall be automatically converted into a number of shares of common stock of the Company at 80% of the then fair market value per share.

On March 3, 2014, we completed the name change of the Company from Thompson Designs, Inc. to BioPharmX Corporation.

On March 14, 2014, we entered into a Subscription Agreement for a private placement of shares of our Series A Preferred Stock and warrants with an accredited investor, whereby we will sell an aggregate of 540,977 shares of our Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock”), at a per share price of $1.85 for gross proceeds of $1,000,000 and to issue to the investors for no additional consideration warrants (the “Warrants”) to purchase 270,489 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share.

On March 14, 2014, the Company, the majority shareholders of the Company and the subscriber who is the party to the Subscription Agreement entered into an Investor Rights Agreements, whereby the subscriber was granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A Preferred Stock and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A Preferred Stock, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

On March 20, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate”).  Pursuant to the Series A Certificate, there are 3.3 million shares of Series A Preferred Stock authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation

Date: March 31, 2014	By:	/s/ James Pekarsky
Name: James Pekarsky
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ James Pekarsky	March 31, 2014
James Pekarsky
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Anja Krammer	March 31, 2014
Anja Krammer
President and Director