Form 10-Q
period 2014-03-31
BioPharmX Corp
filed 2014-05-15
CIK 1504167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-54871

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

As of May 14, 2014, there were outstanding 9,025,000 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BioPharmX Corporation
(a development stage enterprise)
Unaudited Condensed Consolidated Balance Sheets
as of March 31, 2014 and December 31, 2013
____________
	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$57,000	$3,000
Prepaid expenses and other current assets	55,000	36,000
Total current assets	112,000	39,000

Property and equipment, net	41,000	32,000
Intangible assets	150,000	150,000
Other assets	150,000	150,000

Total assets	$453,000	$371,000

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$552,000	$491,000
Deferred rent	62,000	65,000
Related party payables	188,000	125,000
Convertible notes, short-term	509,000	90,000
Total current liabilities	1,311,000	771,000

Convertible notes payable	1,378,000	938,000
Other long-term liabilities	51,000	32,000

Total liabilities	2,740,000	1,741,000

Commitments and contingencies (Note 7)

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized;
9,025,000 and 7,025,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,000	1,000
Additional paid-in capital	548,000	312,000
Deficit accumulated during the development stage	(2,836,000)	(1,683,000)
Total stockholders' deficit	(2,287,000)	(1,370,000)

Total liabilities and stockholders' deficit	$453,000	$371,000

BioPharmX Corporation
(a development stage enterprise)
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
for the three months ended March 31, 2014 and 2013 and, cumulatively, for the period from August 18, 2011 (date of inception) to March 31, 2014
____________

	Three months ended March 31,		Cumulative for the period from
			August 18, 2011
			(date of inception) to
			March 31,
	2014	2013	2014

Operating expenses:
Research and development	$387,000	$31,000	$1,093,000
Sales and marketing	213,000	13,000	354,000
General and administrative	483,000	59,000	1,240,000

Total operating expenses	1,083,000	103,000	2,687,000

Loss from operations	(1,083,000)	(103,000)	(2,687,000)

Interest expense	(70,000)	(6,000)	(149,000)

Net and comprehensive loss	$(1,153,000)	$(109,000)	$(2,836,000)

Basic and diluted net loss per share	$(0.13)	$(0.02)

Shares used in computing basic and diluted net loss per share	9,025,000	7,383,000

BioPharmX Corporation
(a development stage enterprise)
Unaudited Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2014 and 2013 and, cumulatively, for the period from August 18, 2011 (date of inception) to March 31, 2014
____________

			Cumulative for the period from
			August 18, 2011
			(date of inception) to
	Three months ended		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(1,153,000)	$(109,000)	$(2,836,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,000	5,000	99,000
Depreciation expense	1,000	1,000	7,000
Noncash interest expense	70,000	6,000	149,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(19,000)	-	(205,000)
Accounts payable and accrued expenses	50,000	64,000	513,000
Related party payables	63,000	-	188,000

Net cash used in operating activities	(956,000)	(33,000)	(2,085,000)

Cash flows from investing activities:
Purchases of property and equipment	(10,000)	-	(48,000)
Purchase of intellectual property	-	(50,000)	(60,000)

Net cash used in investing activities	(10,000)	(50,000)	(108,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Repurchase of common stock	-	-	-
Proceeds from issuance of convertible notes payable	1,020,000	50,000	2,250,000

Net cash provided by financing activities	1,020,000	50,000	2,250,000

Net (decrease) increase in cash and cash equivalents	54,000	(33,000)	57,000
Cash at beginning of period	3,000	138,000	-
Cash at end of Period	$57,000	$105,000	$57,000

BIOPHARMX CORPORATION
(a development stage enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On January 23, 2014, the Company, BioPharmX Inc., a Delaware corporation (“BioPharmX, Inc.”) and stockholders of BioPharmX, Inc. who collectively own 100% of BioPharmX, Inc. (the “BioPharmX, Inc. Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the BioPharmX, Inc. Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BioPharmX, Inc. held by the BioPharmX, Inc. Stockholders. The shares of our Common Stock received by the BioPharmX, Inc. Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

As a result of the Share Exchange Transaction, BioPharmX, Inc. became a subsidiary of the Company. The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. BioPharmX, Inc. is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

On March 3, 2014, we completed the name change of the Company from Thompson Designs, Inc. to BioPharmX Corporation.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of BioPharmX and its subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2014 and December 31, 2013, the Company’s results of operations and its cash flows for each of the three months ended March 31, 2014 and 2013 and, cumulatively for the period from August 18, 2011 (date of inception) to March 31, 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to March 31, 2014 or to the three months ended March 31, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1.2 million and $109,000 during the three months ended March 31, 2014 and 2013, respectively, and has an accumulated deficit of $2.8 million as of March 31, 2014. As of March 31, 2014, the Company had a working capital deficit of $1.2 million. As of December 31, 2013, the Company had a working capital deficit of $732,000. While management of the Company believes that it has a plan to fund on-going operations, there is no assurance that its plan will be successfully implemented.

Since 2012, the Company has obtained financing with convertible notes to invite early investors at a 20% discount to the share price in a future offering.  Additionally, during April 2014, the Company has issued Series A Preferred stock and warrants in consideration for $1.5 million (see details in Note. 13 -- “Subsequent Events”) and plans to close on additional funds as a result of this offering prior to the end of the second quarter. While the Company has been able to secure a number of investors, there is continued risk in the Company’s ability to attract additional development-stage investors. Without access to continued funds for working capital, the Company may not be able to execute its product strategy and pursue research and development activities on its novel platform technologies.

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

The significant risks and uncertainties described above could have a significant negative impact on the financial viability of BioPharmX and raise substantial doubt about the Company’s ability to continue as a going concern. Management is working on the Company’s business model to increase working capital by managing its cash flow, securing financing and working towards bringing its first product to market.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s significant accounting policies for the three months ended March 31, 2014, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013.

4.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment, consisted of the following:

	March 31, 2014	December 31, 2013

Furniture and fixtures	$11,000	$11,000
Lab equipment	22,000	12,000
Computers and equipment	15,000	15,000
	48,000	38,000
Less: accumulated depreciation	(7,000)	(6,000)
	$41,000	$32,000

Depreciation expense for the three months ended March 31, 2014 and 2013 was $1,000 and $1,000.  Depreciation expense for the cumulative period from August 18, 2011 (date of inception) to March 31, 2014 totaled $7,000.

5.	RELATED PARTY PAYABLES

Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. These advances are non-interest bearing. As of March 31, 2014 and December 31, 2013, related party payables were $188,000 and $125,000, respectively.

6.	LONG-TERM OBLIGATIONS

Financing Arrangements

The following table summarizes the carrying amount of our borrowings under various financing arrangements:

				Interest
Type of Borrowing	Description	Issue Date	Due Date	Rate	Principal
Convertible notes as of December 31, 2013					$1,230,000

Convertible	Note	January 2014	January 2015	6.00%	350,000

Convertible	Note	January 2014	December 2016	6.00%	340,000

Convertible	Notes	January 2014	January 2017	6.00%	50,000

Convertible	Note	March 2014	January 2017	6.00%	30,000

Convertible	Note	March 2014	March 2017	6.00%	250,000

Convertible notes as of March 31, 2014					$2,250,000

Less current portion					600,000

Total long-term debt, net					$1,650,000

During the three months ended March 31, 2014, the Company issued convertible notes payable to twelve individuals in exchange for $1,020,000 in cash.  The Notes carry an interest rate of 6% per annum and mature between January 2015 and March 2017, with principal and interest payable at maturity.

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

As a result of this beneficial conversion feature, the Company has recorded $204,000 and $246,000 as a debt discount during the three months ended March 31, 2014 and year ended December 31, 2013. The debt discount is being amortized to interest expense over the term of the Notes using the effective interest rate method. The amortization expense related to the debt discount was $43,000 and $3,000 for the three months ended March 31, 2014 and 2013, respectively and $87,000 for the cumulative period from August 18, 2011 (date of inception) to March 31, 2014. The note holders as a group also have the right to purchase up to an aggregate of $1.5 million in shares in the event of a subsequent offer of equity securities, see Note 13.

7.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The term of the lease is 39 months from the lease commencement date of September 1, 2013. Future minimum commitments under this lease are as follows:

Nine month remaining of 2014	$210,000
2015	288,000
2016	271,000
Total	$769,000

Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

8.	STOCKHOLDERS' EQUITY

Common Stock

As described in Note 1, on January 23, 2014, the Company issued 7,025,000 shares of its common stock to BioPharmX, Inc. stockholders.  As a result, the Company has 9,025,000 shares of common stock currently issued and outstanding.

Series A Preferred Stock

On March 14, 2014, we entered into a Subscription Agreement for a private placement of shares of our Series A Preferred Stock (“Series A”) and warrants with an accredited investor, whereby we will sell an aggregate of 540,977 shares of our Series A preferred stock, par value $0.001 per share at a per share price of $1.85 for gross proceeds of $1,000,000 and to issue to the investors for no additional consideration warrants (the “Warrants”) to purchase 270,489 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share upon the closing of Series A.

On March 14, 2014, the Company, the majority shareholders of the Company and the subscriber who is the party to the Subscription Agreement entered into an Investor Rights Agreements, whereby the subscriber was granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

On March 20, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Preferences, Rights and Limitations of Series A (the “Series A Certificate”).  Pursuant to the Series A Certificate, there are 3.3 million shares of Series A authorized.

As discussed in Note 13, the first closing of the sale of Series A occurred on April 11, 2014, at which time the Series A was issued and the proceeds were released to the Company.

Equity Incentive Plan

On August 18, 2011, BioPharmX, Inc. adopted the 2011 Equity Incentive Plan (the “BioPharmX, Inc. Plan”) which permits BioPharmX, Inc. to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of BioPharmX, Inc. through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). On January 23, 2014, immediately after the closing of the Share Exchange Transaction which resulted in a reverse acquisition of the Company by BioPharmX, Inc., the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), options issued under the BioPharmX, Inc. Plan were cancelled, and options under the 2014 Plan were issued to replace all cancelled BioPharmX, Inc., options.

The Company currently has time-based options outstanding. The time-based options generally vest in two to four years and expire ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is 3,600,000. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. At March 31, 2014, there were 994,000 shares available for grant under the Plan. There was no incremental value recorded in relation to this exchange.

There was no stock option activity for the three month period ended March 31, 2014.

9.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss:

			Cumulative for the period from August 18 2011
	For the three months ended		(date of inception) to
	of March 31		March 31,
	2014	2013	2014
Research and development	$23,000	$1,000	$58,000

Sales and marketing	4,000	1,000	11,000

General and administrative	5,000	3,000	30,000

Stock-based compensation expense	$32,000	$5,000	$99,000

The Company estimates the fair value of time-based stock options, if any, granted using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Time-based and performance-based options, if any, typically have a ten-year life from date of grant and vesting periods of two to four years.

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

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes option pricing model upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

We used the following assumptions to calculate the estimated fair value of the awards:

For the three months ended March 31,
2013
Expected volatility	82.1%
Expected term in years	5.52 - 6.08
Risk-free interest rate	0.67% - 0.89%
Expected dividend yield	—%

10.	FAIR VALUE MEASUREMENTS

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

As of March 31, 2014 and December 31, 2013, the Company held no assets or liabilities with instrument valuations measured on a recurring basis.

11.	INCOME TAXES

No federal income taxes were provided in the three months ended March 31, 2014 and 2013 or for the cumulative period from August 18, 2011 (date of inception) to March 31, 2014 due to the Company’s net losses. State minimum income and franchise taxes are included in general and administrative expenses and were immaterial for the periods presented.  The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of March 31, 2014 and December 31, 2013, the Company did not have any material unrecognized tax benefits. The 2013 and 2012 tax years remain open for examination by the federal and state authorities.

12.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and convertible notes, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2014 and 2013, 3.7 million and 1.5 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three months ended March 31, 2014 and 2013 there is no dilutive impact to the net loss per share calculation for the periods.

13.	SUBSEQUENT EVENTS

The Company entered into Subscription Agreements (the “Subscription Agreements”) for a private placement (the “Private Placement”) of shares of our Series A, par value $0.001 per share, and warrants (the “Warrants”) with two accredited investors (the “Investors”) during the first quarter of 2014 and April 1, 2014, respectively, whereby we sold an aggregate of 810,811 shares of Series A at a per share price of $1.85 for gross proceeds of $1,500,000 and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 405,406 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.70 per share. The closing of the sale of the Series A and the Warrants under the Subscription Agreements occurred on April 11, 2014 (the “Private Placement”) , at which time the Series A was issued and the proceeds were released to the Company

In connection with the Subscription Agreements, the Company, the majority shareholders of the Company and the Investors entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Investors on March 14, 2014 and April 1, 2014, respectively, whereby the Investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

As a result of the closing of the Private Placement, the 6% secured convertible notes in the aggregate principal amount of $2.25 million previously issued were automatically converted into 1,520,280 shares of common stock of the Company (the “Conversion Shares”).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended March 31, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business and Basis of Presentation to the financial statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements and other disclosures included in this Quarterly Report on Form 10-Q. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

On January 23, 2014, the Company, BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively own 100% of BioPharmX, Inc. (the “BioPharmX, Inc. Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the BioPharmX, Inc. Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BioPharmX, Inc. held by the BioPharmX, Inc. Stockholders. The shares of our Common Stock received by the BioPharmX, Inc. Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

Series A Preferred Stock

The Company entered into Subscription Agreements (the “Subscription Agreements”) for a private placement (the “Private Placement”) of shares of our Series A, par value $0.001 per share, and warrants (the “Warrants”) with two accredited investors (the “Investors”) on March 14, 2014 and April 1, 2014, respectively, whereby we sold an aggregate of 810,811 shares of Series A at a per share price of $1.85 for gross proceeds of $1,500,000 and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 405,406 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.70 per share. The closing of the sale of the Series A and the Warrants under the Subscription Agreements occurred on April 11, 2014 (the “Private Placement”) , at which time the Series A was issued and the proceeds were released to the Company

In connection with the Subscription Agreements, the Company, the majority shareholders of the Company and the Investors entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Investors on March 14, 2014 and April 1, 2014, respectively, whereby the Investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

As a result of the closing of the Private Placement, the 6% secured convertible notes in the aggregate principal amount of $2.25 million previously issued were automatically converted into 1,520,280 shares of common stock of the Company (the “Conversion Shares”).

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

Our significant accounting policies are summarized in Note 1 of our audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Results of Operations

Three months ended March 31, 2014 and 2013

Revenue

From August 18, 2011 (date of inception) through March 31, 2014, we have not had any revenues.  We are in the research and development stage, but we project our molecular iodine dietary supplement product will be released in late 2014.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 and 2013 were $387,000 and $31,000, respectively.  The increase from year-to-year is due to the increase in consultants during 2013. Research and development during the first quarter of 2014 used a combination of four full-time employees and consultants and several part-time consultants. We employed only one full-time consultant during the first quarter of 2013. Research and development expenses for the three months ended March 31, 2014, consisted primarily of compensation expense in the amount of $312,000, laboratory supplies of $20,000 and $55,000 of facilities and related overhead.   Research and development expenses for the period from August 18, 2011 (date of inception) through March 31, 2014 consisted of $860,000 of compensation and benefits, $80,000 in laboratory supplies and $116,000 of overhead. We plan to convert some of our current consultants to employees later in 2014.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2014 and 2013 were $213,000 and $13,000, respectively.  The increase from year-to-year is because the Company used only a consultant for developing their website and logo.  Sales and marketing expenses for the three months ended March 31, 2014, consisted primarily of compensation in the amount of $60,000, the cost of developing marketing strategy and material in the amount of $142,000 and facilities and related overhead of $11,000.  Sales and marketing expenses for the period from August 18, 2011 (date of inception) through March 31, 2014 consisted primarily of $142,000 for compensation and benefits and $178,000 for the development of marketing strategy and materials and $21,000 of facilities and related overhead.  We currently have no employees in sales and marketing and plan to continue to use outside consultants for this work, some of whom we may hire later in 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $483,000 and $59,000, respectively.  The increase from year-to-year is primarily due to the legal fees and costs related to the company’s reverse acquisition.  General and administrative expenses for the three months ended March 31, 2014 consisted primarily of compensation and benefits in the amount of $264,000, professional fees totaling $97,000 to our legal counsel and auditors, travel expense of $19,000, as well as $103,000 of corporate and other general and administrative expenses. General and administrative expenses for the period from August 18, 2011 (date of inception) through March 31, 2014 consisted primarily of $588,000 in compensation and benefits, $359,000 for professional fees, $84,000 in travel expense, as well as $234,000 of corporate and other general and administrative expenses.

Loss from Operations

Loss from operations for the three months ended March 31, 2014 and 2013 was $1.1 million and $103,000, respectively.  The increase in the loss from year-to-year is due to the Company ramping up research and development, legal and audit costs related to the reverse acquisition we completed in the first quarter of 2014  and other operations. Loss from operations for period from August 18, 2011 (date of inception) through March 31, 2014, was $2.7 million.

Net Loss

Net loss for the three months ended March 31, 2014 and 2013 was $1.2 million and $109,000, respectively. Net loss for the period from August 18, 2011 (date of inception) through March 31, 2014, was $2.8 million.

Inflation did not have a material impact on the Company’s operations for either of the periods. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the Three Months Ended March 31,		Cumulative for the period from August 14, 2011 (date of inception) to March 31,
	2014	2013	2014
Net cash used in operating activities	$(956,000)	$(33,000)	$(2,085,000)
Net cash used in investing activities	(10,000)	(50,000)	(108,000)
Net cash used in financing activities	1,020,000	50,000	2,250,000

Net increase (decrease) in cash and cash equivalents	$54,000	$(33,000)	$57,000

At March 31, 2014, we had a working capital deficit of $1,199,000.

Net cash used for operating activities for the three months ended March 31, 2014 was $1.0 million.  Cash used in operating activities was primarily due to net loss for the three months ended March 31, 2014 of $1.2 million which was partially offset by changes in operating assets and liabilities of $94,000, non-cash interest expense of $70,000 and stock-based compensation of $32,000. Cash used in investing activities was primarily for acquisition of fixed assets.

Net cash used for operating activities for the three months ended March 31, 2013 was $33,000.  Cash used in operating activities was primarily due to net loss for the three months ended March 31, 2013 of $109,000 which was offset by $64,000 increase in accounts payable and accrued expenses, non-cash interest expense of $6,000 and stock-based compensation of $5,000. Cash used in investing activities was primarily for acquisition of intellectual property.

Net cash obtained through all financing activities for the three months ended March 31, 2014 and 2013 was $1.0 million and $50,000, respectively, in proceeds from issuing convertible notes payable.

In the first quarter of 2014, BioPharmX, Inc. issued to an accredited investor 6% secured convertible notes in the aggregate principal amount of $1.02 million. The notes are secured by all the assets of BioPharmX, Inc. pursuant to the Security Agreement dated January 3, 2014, by and between BioPharmX, Inc. and the collateral agent, and rank senior to any other indebtedness of BioPharmX, Inc. The notes are automatically convertible into the shares of common stock of the Company, contingent on the completion of the reverse acquisition of the Company by BioPharmX, Inc. and closing of a financing in the amount of at least $500,000 at a conversion price per share equal to 80% of the per share offering price of such financing. The investor has the right to receive at the closing of the reverse acquisition warrants to purchase shares of common stock of the Company equal to 100% of the shares of common stock underlying the respective notes.

Between September 2012 and March 2014, the Company issued 6% unsecured convertible notes to investors in the aggregate principal amount of $2.3 million. These notes have a maturity dates from one to three years from the date of issuance, with principal and interest payable at maturity. The notes are automatically convertible into the securities of the Company sold in an offering that takes place after the completion of the reverse acquisition of the Company by BioPharmX, Inc., contingent on the completion of the reverse acquisition and closing of such financing at a conversion price per share equal to 80% of the per share offering price of such financing.

On April 11, 2014, we sold an aggregate of 810,811 shares of our Series A Preferred Stock at a per share price of $1.85 for gross proceeds of $1.5 million and issued to the investors for no additional consideration warrants (the “Warrants”) to purchase 405,406 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1.2 million and $109,000, respectively, for the three months ended March 31, 2014 and 2013, respectively and a deficit accumulated during the development stage of $2.8 million as of March 31, 2014.  The net cash used in operations for the three months ended March 31, 2014 and 2013 was $956,000 and $33,000, respectively.

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

On January 23, 2014, the Company, BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively own 100% of BioPharmX, Inc. (the “BioPharmX, Inc. Stockholders”) entered into and consummated transactions pursuant to the Share Exchange Agreement, whereby the Company issued to the BioPharmX, Inc. Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BioPharmX, Inc. held by the BioPharmX, Inc. Stockholders. The shares of our Common Stock received by the BioPharmX, Inc. Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

As a result of the Share Exchange Transaction, BioPharmX, Inc. became a subsidiary of the Company. The acquisition was accounted for as a reverse merger and recapitalization effected by a share exchange. BioPharmX, Inc. is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

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

* Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation

Date: May 15, 2014	By:	/s/ James Pekarsky
Name: James Pekarsky
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)