Form 10-Q
period 2014-06-30
BioPharmX Corp
filed 2014-08-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-54871

BIOPHARMX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1098 Hamilton Court, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2014, there were outstanding 10,551,001 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BioPharmX Corporation

Unaudited Condensed Consolidated Balance Sheets

as of June 30, 2014 and December 31, 2013

____________

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$874,000	$3,000
Prepaid expenses and other current assets	387,000	36,000
Total current assets	1,261,000	39,000

Property and equipment, net	49,000	32,000
Intangible assets	150,000	150,000
Other assets	150,000	150,000
Restricted Cash	35,000	-

Total assets	$1,645,000	$371,000

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$835,000	$491,000
Deferred rent	58,000	65,000
Convertible notes, short term	-	90,000
Related party payables	293,000	125,000
Total current liabilities	1,186,000	771,000

Convertible notes payable	-	938,000
Other long-term liabilities	-	32,000

Total liabilities	1,186,000	1,741,000

Commitments and contingencies (Note 8)

Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized;
1,270,269 and no shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively (liquidation preference of $2,383,000 as of June 30, 2014)	2,112,000	-
Stockholders' deficit:
Common stock, $0.001 par value; 90,000,000 shares authorized;
10,551,001 and 7,025,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	11,000	7,000
Additional paid-in capital	2,985,000	306,000
Accumulated deficit	(4,649,000)	(1,683,000)
Total liabilities, convertible redeemable preferred stock and stockholders' deficit	(1,653,000)	(1,370,000)

Total liabilities and stockholders' deficit	$1,645,000	$371,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

for the three and six months ended June 30, 2014 and 2013

____________

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$657,000	$148,000	$1,044,000	$180,000
Sales and marketing	367,000	12,000	580,000	25,000
General and administrative	802,000	87,000	1,285,000	146,000

Total operating expenses	1,826,000	247,000	2,909,000	351,000

Loss from operations	(1,826,000)	(247,000)	(2,909,000)	(351,000)

Other Income	15,000	-	15,000	-
Interest expense, net	(2,000)	(13,000)	(72,000)	(20,000)

Net and comprehensive loss	(1,813,000)	(260,000)	(2,966,000)	(371,000)
Deemed dividend on Series A convertible redeemable preferred stock	(33,000)	-	(33,000)	-

Net loss available to common stockholders	$(1,846,000)	$(260,000)	$(2,999,000)	$(371,000)

Basic and diluted net loss available to common stockholders per share	$(0.18)	$(0.04)	$(0.31)	$(0.05)

Shares used in computing basic and diluted net loss per share	10,367,000	7,400,000	9,553,000	7,400,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

for the six months ended June 30, 2014 and 2013

____________

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,966,000)	$(371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	313,000	11,000
Depreciation expense	4,000	4,000
Warrants issued for services provided	99,000	-
Noncash interest expense	76,000	12,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(351,000)	-
Accounts payable and accrued expenses	337,000	81,000
Related party payables	168,000	(2,000)

Net cash used in operating activities	(2,320,000)	(265,000)

Cash flows from investing activities:
Change in restricted cash	(35,000)	-
Purchases of property and equipment	(21,000)	(10,000)
Purchase of intellectual property	-	(50,000)

Net cash used in investing activities	(56,000)	(60,000)

Cash flows from financing activities:
Proceeds from issuance of mandatorily convertible preferred stock	2,227,000	-
Proceeds from issuance of convertible notes payable	1,020,000	257,000

Net cash provided by financing activities	3,247,000	257,000

Net increase (decrease) in cash and cash equivalents	871,000	(68,000)
Cash at beginning of period	3,000	138,000

Cash at end of Period	$874,000	$70,000

Noncash financing activities:
Conversion of convertible notes payable to common stock	$1,942,000	$-
Fair value of beneficial conversion feature issued in connection with convertible notes payable	$204,000	$60,000
Issuance of common stock warrants in connection with Series A convertible redeemable preferred stock	$154,000	$-
Issuance of common stock warrants in connection with convertible notes payable	$105,000	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

BioPharmX Corporation (“BioPharmX” or the “Company”) is a Silicon Valley-based company, registered in Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company seeks to provide innovative products through unique, patented platform technologies for pharmaceutical and over-the-counter (“OTC”) applications in the fast growing dermatology and health and wellness markets.

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

On January 23, 2014, the Company, BioPharmX Inc. and stockholders of BioPharmX, Inc. who collectively owned 100% of BioPharmX, Inc. (the “BioPharmX, Inc. Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the BioPharmX, Inc. Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BioPharmX, Inc. held by the BioPharmX, Inc. Stockholders. The shares of our Common Stock received by the BioPharmX, Inc. Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

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

On March 3, 2014, we completed the name change of the Company from Thompson Designs, Inc. to BioPharmX Corporation.

Effective May 16, 2014, BioPharmX Corporation, previously a Nevada corporation, was redomiciled as a Delaware corporation and effective June 26, 2014, BioPharmX, Inc, previously a Delaware corporation, was redomiciled as a Nevada corporation.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2014 and December 31, 2013, the Company’s results of operations and its cash flows for each of the three and six months ended June 30, 2014 and 2013 and its cash flows for each of the six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to June 30, 2014 or to the three and six months ended June 30, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB” issued Accounting Standard Update (“ASU”) No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the potential effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In June 2014, FASB issued ASU No. 2014-10, “ Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. We have elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

2.	GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations since inception. The Company has not generated revenues and has funded its operating losses through the issuance of convertible notes payable and convertible preferred stock. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. These risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying financial statements, the Company incurred a net loss of $3.0 million and $371,000 during the six months ended June 30, 2014 and 2013, respectively, and has an accumulated deficit of $4.6 million as of June 30, 2014. As of June 30, 2014, the Company had working capital of $75,000. As of December 31, 2013, the Company had a working capital deficit of $732,000. While management of the Company believes that it has a plan to fund on-going operations, there is no assurance that its plan will be successfully implemented.

Since 2012, the Company has obtained financing with convertible notes to invite early investors at a 20% discount to the share price in a future offering.  Additionally, during the first half of 2014, the Company has issued Series A Preferred stock and warrants resulting in gross proceeds of $2.4 million (see details in Note. 8 -- “Stockholders’ Equity”) and is looking to raise additional funds as a result of this offering prior to the end of the third quarter. While the Company has been able to secure a number of investors, there is continued risk in the Company’s ability to attract additional development-stage investors. Without access to continued funds for working capital, the Company may not be able to execute its product strategy and pursue research and development activities on its novel platform technologies.

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s significant accounting policies for the three months ended June 30, 2014, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013.

4.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment, consisted of the following:

	June 30, 2014	December 31, 2013

Furniture and fixtures	$18,000	$11,000
Laboratory equipment	26,000	12,000
Computers and equipment	15,000	15,000
	59,000	38,000
Less: accumulated depreciation	(10,000)	(6,000)
	$49,000	$32,000

Depreciation expense for the six months ended June 30, 2014 and 2013 was $4,000 and $4,000.

5.	RESTRICTED CASH

The company has restricted cash in the amount of $35,000 held by Bank of America in a money market account to secure the credit line of the Company’s credit cards.

6.	RELATED-PARTY PAYABLES

Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. Additionally, since the beginning of 2014 a portion of their compensation is being deferred and is included in this balance. These advances and deferred compensation are non-interest bearing. As of June 30, 2014 and December 31, 2013, related party payables were $293,000 and $125,000, respectively.

7.	LONG-TERM OBLIGATIONS

Financing Arrangements

During the six months ended June 30, 2014, the Company issued convertible notes payable to twelve individuals in exchange for $1,020,000 in cash. The Notes carry an interest rate of 6% per annum and mature between January 2015 and March 2017, with principal and interest payable at maturity. Prior to 2014, the Company had issued $1,230,000 of convertible notes payable (the “Notes”).

The Notes automatically convert into common stock upon the Company entering into a qualified preferred stock financing at 80% of the price per share at which such preferred stock is issued in such an offering. Additionally, there is a special conversion that at maturity, unless the Company repays all outstanding principal and interest, the Notes shall be automatically converted into a number of shares of common stock of the Company at 80% of the then fair market value per share.

As a result of this beneficial conversion feature, the Company has recorded $204,000 and $246,000 as a debt discount during the six months ended June 30, 2014 and year ended December 31, 2013. The debt discount is being amortized to interest expense over the term of the Notes using the effective interest rate method. The amortization expense related to the debt discount was $6,000 and $49,000 for the three and six months ended June 30, 2014, respectively. The amortization expense related to the debt discount was $4,000 and $7,000 for the three and six months ended June 30, 2013.

The Company entered into Subscription Agreements (the “Subscription Agreements”) for a private placement of shares of our Series A convertible redeemable preferred Stock, par value $0.001 per share (“Series A”), and warrants (the “Warrants”) with two accredited investors on March 14, 2014 and April 1, 2014, respectively, whereby we sold an aggregate of 810,811 shares of Series A at a per share price of $1.85 for gross proceeds of $1,500,000 and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 405,406 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.70 per share. The closing of the sale of the Series A and the Warrants under the Subscription Agreements occurred on April 11, 2014. See Note 9.

As a result, upon the closing, the 6% secured convertible notes in the aggregate principal amount of $2.25 million and accrued interest for one of the note holders were automatically converted into 1,526,001 shares of common stock of the Company (the “Conversion Shares”). The balance of accrued interest was waived. On April 11, 2014, the convertible notes payable balance, net of unamortized discounts, of $1,942,000 was converted to common stock. As of June 30, 2014, there were no remaining outstanding convertible notes.

8.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The term of the lease is 39 months from the lease commencement date of September 1, 2013. Future minimum commitments under this lease are as follows:

Six months remaining of 2014	$140,000
2015	288,000
2016	271,000
Total	$699,000

Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

9.	CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Common Stock

As described in Note 1, on January 23, 2014, the Company issued 7,025,000 shares of its common stock to BioPharmX, Inc. stockholders.  As described in Note 7, on April 11, 2014, the Company’s convertible notes and eligible interest were converted to 1,526,001 shares of common stock upon the first closing of the offer and sale of Series A Preferred Stock. As a result, the Company has 10,551,001 shares of common stock currently issued and outstanding.

Series A Preferred Stock

During the six months ended June 30, 2014, the Company entered into a series of Subscription Agreements (the “Subscription Agreements”) for a private placement (the “Private Placement”) of shares of our Series A Preferred Stock and the Warrants with a number of accredited investors (the “Investors”), whereby we sold an aggregate of 1,270,269 shares of Series A Preferred Stock at a per share price of $1.85 for gross proceeds of $2,350,000 and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 635,136 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.70 per share. The first closing of the sale of the Series A Preferred Stock and the Warrants under the Subscription Agreements occurred on April 11, 2014.

The Warrants with an allocated fair value of $154,000 were classified as additional paid in capital. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 5 years and expected volatility of 88.8%. These Warrants were immediately exercisable, and as of June 30, 2014, were all outstanding.

In connection with the Subscription Agreements, the Company, the majority shareholders of the Company and the Investors entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with the Investors, whereby the Investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

Significant terms of Series A are as follows:

•

Holders of the Series A Preferred Stock are entitled to interest payment at the rate of 6% of the purchase price per annum. The Company has the option to pay this interest in shares of common stock or in cash. As of June 30, 2014, $33,000 in interest has been accreted to Series A. Holders of the Series A Preferred Stock are entitled to receive dividends on an as converted basis with the holders of the Company’s common stock.

•	The holders of the Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock, with each such holder of Series A Preferred Stock entitled to the number of votes equal to the number of shares of the Company’s common stock into which such Series A Preferred Stock would be converted if converted on the record date for the taking of a vote.

•	Each share of Series A Preferred Stock is initially convertible, at any time at the sole option of the holder, into one share of the Company’s common stock, subject to future adjustments as provided for in the Series A Certificate. The Series A Preferred Stock shall automatically convert into shares of the Company’s common stock upon the uplisting of the common stock to NYSE or NASDAQ within three years from the issuance of shares of Series A Preferred Stock.

•	If the Company fails to effect the uplisting within three years from the issuance of shares of Series A Preferred Stock, the holders will have the right to require the Company to redeem all or a portion of the then outstanding Series A Preferred Stock at a price per share equal to the Series A Preferred Stock liquidation preference.”

Warrants

In addition to the Warrants issued in conjunction with the Subscription Agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which was valued at $99,000 and expensed, and to a qualified investor as a part of his convertible loan package for 343,559 shares of common stock at an exercise price of $1.85 per share. These warrants expire after five years. The Company determined the fiar value using the Black-Scholes option pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 5 years and expected volatility of 88.8%. These Warrants were immediately exercisable, and as of June 30, 2014, were all outstanding.

Equity Incentive Plan

On January 23, 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). Options previously issued under the BioPharmX, Inc. 2011 Equity Incentive Plan were cancelled, and options under the 2014 Plan were issued to replace all cancelled BioPharmX, Inc. options.

The Company currently has time-based options outstanding. The time-based options generally vest in two to four years and expire ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is 2,700,000. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. At June 30, 2014, there were 79,000 shares available for grant under the Plan. There was no incremental value recorded in relation to this exchange.

The following table summarizes the Company’s stock option activities for the six month periods ended June 30, 2014 and 2013:

		Weighted
		Average
		Exercise Price
	Shares	Per Share

Outstanding as of January 1, 2014	2,606,000	$0.25
Granted	175,000	1.85
Exercised	-	-
Cancelled	(160,000)	0.37
Outstanding as of June 30, 2014	2,621,000	$0.35
Vested and exercisable	1,266,190	$0.27
Vested and expected to vest	2,621,000	$0.35

10.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss:

	For the three months ended of June 30		For the six months ended of June 30
	2014	2013	2014	2013
Research and development	$57,000	$3,000	$80,000	$4,000
Sales and marketing	39,000	1,000	43,000	1,000
General and administrative expenses	185,000	2,000	190,000	6,000
Stock-based compensation expense	$281,000	$6,000	$313,000	$11,000

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

During the six months ended June 30, 2014 and 2013, the Company issued options to non employees for the purchase of 175,000 and 1,020,000 shares of common stock in exchange for services. During the six months ended June 30, 2014, the options were issued with an exercise price of $1.85 per share. The options issued during the six months ended June 30, 2013, were issued with a range of exercise prices from $0.05 to $0.25 per share. These options generally vest over four years. The Company accounts for these options as variable awards. The options were valued using the Black-Scholes option pricing model. The total stock based compensation related to nonemployees amounted to $307,000 and $11,000 for the six months ended June 30, 2014 and 2013.

11.	FAIR VALUE MEASUREMENTS

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

●	Level 1 - Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

●	Level 2 - Pricing is provided by third party sources of market information obtained through investment advisors. The Company does not adjust for or apply any additional assumptions or estimates to the pricing information received from its advisors.

●	Level 3 - Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 instruments involves the most management judgment and subjectivity.

As of June 30, 2014 and December 31, 2013, the Company held no assets or liabilities with instrument valuations measured on a recurring basis.

12.	INCOME TAXES

No federal income taxes were provided in the three and six months ended June 30, 2014 and 2013 due to the Company’s net losses. State minimum income and franchise taxes are included in general and administrative expenses and were immaterial for the periods presented.  The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of June 30, 2014 and December 31, 2013, the Company did not have any material unrecognized tax benefits. The 2013 and 2012 tax years remain open for examination by the federal and state authorities.

13.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and convertible notes, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2014 and 2013, 5.2 million, 5.2 million, 1.0 million and 1.0 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three and six months ended June 30, 2014 and 2013 there is no dilutive impact to the net loss per share calculation for the periods.

14.	SUBSEQUENT EVENTS

During July, 2014, the Company entered into a Subscription Agreement for a private placement (the “Private Placement”) of shares of our Series A Preferred Stock and the warrants to purchase common stock with an accredited investor, whereby we sold an aggregate of 70,270 shares of Series A Preferred Stock at a per share price of $1.85 for gross proceeds of $130,000 and issued to the investor for no additional consideration the warrants to purchase in the aggregate 35,135 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $3.70 per share.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended June 30, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation and BioPharmX, Inc., as defined in Note 1 —Description of Business and Basis of Presentation to the financial statements.

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

Overview

BioPharmX Corporation, a Delaware corporation (“BioPharmX, “we,” “us” or the” Company”), was originally incorporated in Nevada on August 30, 2010 under the name “Thompson Designs, Inc.”  The business plan of the Company was originally to design and build custom signs for residential and commercial properties. Immediately after the completion of the Share Exchange Transaction (see details below), the Company discontinued its custom signs business and changed its business plan to development of novel delivery mechanisms and routes of administration for known drugs and tissues.

BioPharmX, Inc., a Nevada corporation, was originally incorporated in Delaware on August 18, 2011, and is headquartered in Menlo Park, California. It is a wholly-owned subsidiary of the Company. It is a research-based biopharmaceutical company that seeks to provide innovative products through unique, proprietary platform technologies for pharmaceutical and over-the-counter, or OTC, applications in the fast growing health and wellness markets, including women’s health, dermatology, and otolaryngology (ears, nose & throat).

We are primarily a research and development, or R&D, company focusing on the development of novel delivery mechanisms and novel routes of administration for known drugs and tissues.  We have expertise in formulation development, intellectual property generation, clinical trial execution, and regulatory strategy definition.  Our business model is to outsource much of its manufacturing and commercialization activities in order to maintain its focus on technology sourcing, acquisitions, and partner development to create new products to address unmet needs in well-defined, multi-billion dollar markets.

Redomicile

Effective May 16, 2014 BioPharmX Corporation, previously a Nevada corporation, was redomiciled as a Delaware corporation and effective June 26, 2014, BioPharmX, Inc, previously a Delaware corporation, was redomiciled as a Nevada corporation.

Share Exchange Agreement

On January 23, 2014, the Company, BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc. (the “BioPharmX, Inc. Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the BioPharmX, Inc. Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001 (“Common Stock”), in exchange for 100% of the shares of BioPharmX, Inc. held by the BioPharmX, Inc. Stockholders. The shares of our Common Stock received by the BioPharmX, Inc. Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding Common Stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

Series A Preferred Stock

During the six months ended June 30, 2014, the Company entered into a series of Subscription Agreements for the Private Placement of shares of Series A Preferred Stock and the common stock warrants (“Warrants”) with a number of accredited investors (the “Investors”), whereby we sold an aggregate of 1,270,269 shares of Series A Preferred Stock at a per share price of $1.85 for gross proceeds of $2,350,000 and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 635,135 shares of the Company’s common stock, at an exercise price of $3.70 per share. The first closing of the sale of the Series A Preferred Stock and the Warrants under the Subscription Agreements occurred on April 11, 2014.

In connection with the Subscription Agreements, the Company, the majority shareholders of the Company and the Investors entered into the Investor Rights Agreement with the Investors, whereby the Investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

Upon the first closing of the Private Placement on April 11, 2014, the 6% secured convertible notes in the aggregate principal amount of $2.25 million and $8,000 in eligible accrued interest previously issued were automatically converted into 1,526,001 shares of common stock of the Company (the “Conversion Shares”).

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Results of Operations

Three and six months ended June 30, 2014 and 2013

Revenue

For June 30, 2014, we have not had any revenues.  We are in the research and development stage, but we project our molecular iodine dietary supplement product will be released in late 2014.

Research and Development Expenses

Three months ended June 30,				Six months ended June 30,
2014	2013	Change	%	2014	2013	Change	%

$657,000	$148,000	$509,000	344%	$1,044,000	$180,000	$864,000	480%

Research and development expenses for the three months ended June 30, 2014 and 2013 increased $509,000. Headcount when comparing these periods increased by 6 scientists which increased payroll and consulting costs by approximately $323,000 and stock compensation expense by $54,000. For the same period we increased expenses of research and development supplies and overhead by $80,000 and $40,000, respectively.

Research and development expenses for the six months ended June 30, 2014 and 2013 increased $864,000. Headcount, when comparing these periods, increased by 6 scientists which increased payroll costs by approximately $450,000 and stock compensation expense by $76,000. For the same period we increased expenses of research and development supplies and consultants and overhead by $255,000 and $85,000, respectively.

As of June 30, 2014, the company had 8 full-time employees in Research and Development.

Sales and Marketing Expenses

Three months ended June 30,				Six months ended June 30,
2014	2013	Change	%	2014	2013	Change	%

$367,000	$12,000	$355,000	2958%	$580,000	$25,000	$555,000	2220%

Sales and Marketing expenses for the three months ended June 30, 2014 and 2013 increased $355,000. Consultants, agencies and stock compensation expense accounted for almost $246,000 of the increase from period to period. As a precursor to introducing our breast health supplement, we spent approximately $66,000 on programs to educate medical professionals on fibrocystic breast condition and the options for treating it. The remaining $43,000 increase was attributable to travel and overhead.

Sales and Marketing expenses for the six months ended June 30, 2014 and 2013 increased $555,000. Consultants, agencies and stock compensation expense accounted for about $298,000 of the increase from period to period. As a precursor to introducing our breast health supplement, we spent approximately $200,000 on programs to educate medical professionals on fibrocystic breast condition and the options for treating it. The remaining $58,000 increase was attributable to travel and overhead.

As of June 30, 2014, we have one employee in sales and marketing. We plan to continue to use outside consultants for most of this work, although we may hire some staff in late 2014.

General and Administrative Expenses

Three months ended June 30,				Six months ended June 30,
2014	2013	Change	%	2014	2013	Change	%

$802,000	$87,000	$715,000	822%	$1,285,000	$146,000	$1,139,000	780%

General and administrative expenses for the three months ended June 30, 2014 and 2013 increased $715,000. Headcount when comparing these periods increased by 3 employees and additional consultants causing a $400,000 difference, along with a $183,000 charge for stock compensation expense caused by marking to market the non-employee stock options. Also contributing to the increase was a $99,000 cost of warrants issued to a firm that assisted in the successful completion of our reverse acquisition, the remaining increase was attributable to an increase in overhead.

General and administrative expenses for the six months ended June 30, 2014 and 2013 increased $1.1 million. Headcount when comparing these periods increased by 3 employees and additional consultants causing a $800,000 difference and a $184,000 charge for stock compensation expense substantially caused by marking to market the non-employee stock options. Also contributing to the increase was a $99,000 cost of warrants issued to a firm that assisted in the successful completion of our reverse acquisition, the remaining increase was attributable to an increase in overhead.

As of June 30, 2014, the company had 3 full-time employees in General and administrative.

Loss from Operations

Loss from operations for the three months ended June 30, 2014 and 2013 was $1.8 million and $247,000, respectively.  The increase in the loss from year-to-year is due to the Company ramping up research and development, legal and audit costs related to the reverse acquisition we completed in the first quarter of 2014 and other operations.

Loss from operations for the six months ended June 30, 2014 and 2013 was $2.9 million and $351,000, respectively.  The increase in the loss from year-to-year is due to the Company ramping up research and development, legal and audit costs related to the reverse acquisition we completed in the first quarter of 2014 and other operations.

Net Loss

Net loss for the three months ended June 30, 2014 and 2013 was $1.8 million and $260,000, respectively. Net loss for the six months ended June 30, 2014 and 2013 was $3.0 million and $371,000, respectively

Inflation did not have a material impact on the Company’s operations for either of the periods. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the six months ended of June 30,
	2014	2013
Net cash used in operating activities	$(2,320,000)	$(265,000)
Net cash used in investing activities	(56,000)	(60,000)
Net cash used in financing activities	3,247,000	257,000

Net increase (decrease) in cash and cash equivalents	$871,000	$(68,000)

At June 30, 2014, we had working capital of $75,000.

Net cash used for operating activities for the six months ended June 30, 2014 was $2.3 million.  Cash used in operating activities was primarily due to net loss for the six months ended June 30, 2014 of $3.0 million which was partially offset by changes in operating assets and liabilities of $154,000, non-cash interest expense of $76,000 and stock-based compensation of $313,000. Cash used in investing activities was primarily due to the change in restricted cash and for acquisition of fixed assets.

Net cash used for operating activities for the six months ended June 30, 2013 was $265,000.  Cash used in operating activities was primarily due to net loss for the six months ended June 30, 2013 of $371,000 which was offset by $81,000 increase in accounts payable and accrued expenses, non-cash interest expense of $12,000 and stock-based compensation of $11,000. Cash used in investing activities was primarily for acquisition of intellectual property.

Net cash obtained through all financing activities for the six months ended June 30, 2014 and 2013 was $3.2 million and $257,000, respectively, in proceeds from issuing convertible redeemable preferred stock and convertible notes payable, respectively.

Between September 2012 and March 2014, the Company issued 6% unsecured convertible notes to investors in the aggregate principal amount of $2.3 million. In April 2014, the notes were automatically converted into common stock after the completion of the reverse acquisition and closing of a financing in the amount of $1,500,000 at a conversion price per share equal to 80% of the per share offering price of such financing.

During the second quarter of 2014, we sold an aggregate of 1,270,269 million shares of our Series A Preferred Stock at a per share price of $1.85 for gross proceeds of $2.4 million and issued to the investors for no additional consideration warrants to purchase 635,135 shares of the Company’s common stock in the aggregate at an exercise price of $3.70 per share.

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3.0 million and $371,000, respectively, for the six months ended June 30, 2014 and 2013, respectively and a deficit accumulated of $4.6 million as of June 30, 2014.  The net cash used in operations for the six months ended June 30, 2014 and 2013 was $2.3 million and $265,000, respectively.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three and six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2014, the Company issued to accredited investors 40,540 shares of Series A Preferred Stock and warrants to purchase 20,271 shares of common stock.

On May 28, 2014, the Company issued to accredited investors 405,405 shares of Series A Preferred Stock and warrants to purchase 202,703 shares of common stock.

On August 5, 2014, the Company issued to an accredited investor 70,270 shares of Series A Preferred Stock and warrants to purchase 35,135 shares of common stock.

The foregoing issuances of the equity securities were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

BioPharmX Corporation

Date: August 14, 2014	By:	/s/ James Pekarsky
Name: James Pekarsky
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

