Form 10-Q
period 2014-09-30
BioPharmX Corp
filed 2014-11-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 13, 2014, there were outstanding 11,226,936 shares of the registrant’s common stock, $.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BioPharmX Corporation

Unaudited Condensed Consolidated Balance Sheets

as of September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$1,208,000	$3,000
Prepaid expenses and other current assets	302,000	36,000
Total current assets	1,510,000	39,000

Property and equipment, net	188,000	32,000
Intangible assets	150,000	150,000
Other assets	50,000	150,000
Restricted cash	35,000	-

Total assets	$1,933,000	$371,000

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,326,000	$427,000
Payroll liabilities	85,000	64,000
Deferred rent	55,000	65,000
Convertible notes, short term	-	90,000
Related party payables	345,000	125,000
Total current liabilities	1,811,000	771,000
Convertible notes payable	-	938,000
Other long-term liabilities	-	32,000

Total liabilities	1,811,000	1,741,000

Commitments and contingencies (Note 8)

Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,176,387 and no shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively (liquidation preference of $4,026,000 as of September 30, 2014)	3,637,000	-

Stockholders' deficit:
Common stock, $0.001 par value; 90,000,000 shares authorized;
11,057,249 and 7,025,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,000	7,000
Additional paid-in capital	3,188,000	306,000
Accumulated deficit	(6,714,000)	(1,683,000)
Total stockholders' deficit	(3,515,000)	(1,370,000)

Total liabilities, convertible redeemable preferred stock and stockholders' deficit	$1,933,000	$371,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

for the three and nine months ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating expenses:
Research and development	$807,000	$221,000	$1,851,000	$401,000
Sales and marketing	757,000	48,000	1,337,000	73,000
General and administrative	515,000	160,000	1,800,000	306,000

Total operating expenses	2,079,000	429,000	4,988,000	780,000

Loss from operations	(2,079,000)	(429,000)	(4,988,000)	(780,000)

Other income	16,000	-	31,000	-
Interest expense, net	(2,000)	(22,000)	(74,000)	(42,000)

Net and comprehensive loss	(2,065,000)	(451,000)	(5,031,000)	(822,000)
Deemed dividend on Series A convertible redeemable preferred stock	(37,000)	-	(70,000)	-

Net loss available to common stockholders	$(2,102,000)	$(451,000)	$(5,101,000)	$(822,000)

Basic and diluted net loss available to common stockholders per share	$(0.20)	$(0.06)	$(0.52)	$(0.12)

Shares used in computing basic and diluted net loss per share	10,630,000	7,025,000	9,844,000	7,025,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

for the nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,031,000)	$(822,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	385,000	28,000
Depreciation expense	10,000	6,000
Warrants issued for services provided	99,000	-
Noncash interest expense	76,000	42,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(166,000)	(191,000)
Accounts payable and accrued expenses	889,000	111,000
Payroll liabilities	21,000	33,000
Related party payables	220,000	123,000

Net cash used in operating activities	(3,497,000)	(670,000)

Cash flows from investing activities:
Change in restricted cash	(35,000)	-
Purchases of property and equipment	(166,000)	(24,000)
Purchase of intellectual property	-	(50,000)

Net cash used in investing activities	(201,000)	(74,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	43,000	-
Net proceeds from issuance of convertible redeemable preferred stock	3,840,000	-
Proceeds from issuance of convertible notes payable	1,020,000	630,000

Net cash provided by financing activities	4,903,000	630,000

Net increase (decrease) in cash and cash equivalents	1,205,000	(114,000)
Cash at beginning of period	3,000	138,000

Cash at end of period	$1,208,000	$24,000

Noncash investing and financing activities:
Intangible assets purchase accrued	$90,000	$100,000
Conversion of convertible notes payable to common stock	$1,942,000	$-
Fair value of beneficial conversion feature issued in connection with convertible notes payable	$204,000	$126,000
Issuance of common stock warrants in connection with Series A convertible redeemable preferred stock	$273,000	$-
Issuance of common stock warrants in connection with convertible notes payable	$105,000	$-

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2014 and December 31, 2013, the Company’s results of operations and its cash flows for each of the three and nine months ended September 30, 2014 and 2013 and its cash flows for each of the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to September 30, 2014 or to the three and nine months ended September 30, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported total assets, total stockholders’ deficit or net loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09,Revenue from Contracts with Customers, (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

On June 10, 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,, which eliminates the definition of a development stage entity, eliminates the development stage presentation and disclosure requirements under Accounting Standards Codification, or ASC, 915 Development Stage Entities, or ASC 915, and amends provisions of existing variable interest entity guidance under ASC 810 Consolidation . As a result of the changes, entities which meet the former definition of a development stage entity will no longer be required to: (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Furthermore, ASU 2014-10 clarifies disclosures about risks and uncertainties under ASC Topic 275, Risks and Uncertainties, that apply to companies that have not commenced planned principal operations. Finally, variable interest entity rules no longer contain an exception for development stage entities and, as a result, development stage entities will have to be evaluated for consolidation in the same manner as non-development stage entities.

Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public entities and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

The Company has adopted ASU 2014-10 effective as of its issuance date. Adoption of this standard had no impact on its financial position, results of operations, or cash flows; however, the presentation of the consolidated financial statements and related disclosures in the notes to the consolidated financial statements has been changed to eliminate the disclosures that are no longer required.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). This standard includes guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. If conditions or events raise substantial doubt, the entity must disclose the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of those conditions or events, and management’s plans to mitigate the conditions or events. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements and related disclosures.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $5.0 million and $822,000 during the nine months ended September 30, 2014 and 2013, respectively, and has an accumulated deficit of $6.7 million as of September 30, 2014. As of September 30, 2014, the Company had a working capital deficit of $301,000. As of December 31, 2013, the Company had a working capital deficit of $732,000. While management of the Company believes that it has a plan to fund on-going operations, there is no assurance that its plan will be successfully implemented.

Since 2012, the Company has obtained financing with convertible notes to invite early investors at a 20% discount to the share price in a future offering.  Additionally, during the first half of 2014, the Company has issued Series A convertible redeemable preferred stock and common stock warrants resulting in gross proceeds of $4.0 million (see details in Note. 9 -- “Convertible Redeemable Preferred Stock and Stockholders’ Equity”) and is looking to raise additional funds as a result of this offering prior to the end of the third quarter. While the Company has been able to secure a number of investors, there is continued risk in the Company’s ability to attract additional development-stage investors. Without access to continued funds for working capital, the Company may not be able to execute its product strategy and pursue research and development activities on its novel platform technologies.

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company’s significant accounting policies for the three months ended September 30, 2014, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2013.

4.	PROPERTY, PLANT AND EQUIPMENT

Property and equipment, consisted of the following:

	September 30, 2014	December 31, 2013

Furniture and fixtures	$18,000	$11,000
Laboratory equipment	26,000	12,000
Computers and equipment	15,000	15,000
Software	145,000	-
	204,000	38,000
Less: accumulated depreciation	(16,000)	(6,000)
	$188,000	$32,000

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $10,000 and $6,000.

5.	RESTRICTED CASH

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

As of September 30, 2014 and December 31, 2013, related party payables were $345,000 and $125,000, respectively.

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

As a result of this beneficial conversion feature, the Company has recorded $204,000 and $246,000 as a debt discount during the nine months ended September 30, 2014 and year ended December 31, 2013. The debt discount is being amortized to interest expense over the term of the Notes using the effective interest rate method. The amortization expense related to the debt discount was $6,000 and $49,000 for the nine months ended September 30, 2014, respectively. The amortization expense related to the debt discount was $17,000 and $24,000 for the three and nine months ended September 30, 2013.

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

As a result, upon the closing, the 6% secured convertible notes in the aggregate principal amount of $2.25 million and accrued interest for one of the note holders were automatically converted into 1,526,001 shares of common stock of the Company (the “Conversion Shares”). The balance of accrued interest was waived. On April 11, 2014, the convertible notes payable balance, net of unamortized discounts, of $1,942,000 was converted to common stock. As of September 30, 2014, there were no remaining outstanding convertible notes.

8.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The term of the lease is 39 months from the lease commencement date of September 1, 2013. Future minimum commitments under this lease are as follows:

Three months remaining of 2014	$70,000
2015	288,000
2016	271,000
Total	$629,000

Legal Proceedings

The Company is not currently a party to any legal proceedings. The Company is not aware of any pending legal proceeding to which any of its officers, directors, or any beneficial holders of 5% or more of its voting securities are adverse to it or have a material interest adverse to it.

9.	CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Common Stock

As described in Note 1, on January 23, 2014, the Company issued 7,025,000 shares of its common stock to BioPharmX, Inc. stockholders.  As described in Note 7, on April 11, 2014, the Company’s convertible notes and eligible interest were converted to 1,526,001 shares of common stock upon the first closing of the offer and sale of Series A Preferred Stock. During the nine months ended September 30, 2014, the Company issued 506,248 shares of common stock upon the exercise of stock options. At September 30, 2014, the Company has 11,057,249 shares of common stock currently issued and outstanding.

Series A Preferred Stock

The Company entered into Subscription Agreements (the “Subscription Agreements”) for a private placement of shares of our Series A convertible redeemable preferred Stock, par value $0.001 per share (“Series A”), and warrants (the “Warrants”) with 30 accredited investors through the third quarter of 2014 whereby we sold an aggregate of 2,176,387 shares of Series A at a per share price of $1.85 for gross proceeds of $4.0 million and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 1,088,201 shares of the Company’s common stock, par value $0.001 per share, with an exercise price of $3.70 per share.

The Warrants with an allocated fair value of $273,000 were classified as additional paid in capital. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6% to 1.9%, contractual term of 5 years and expected volatility of 88.8%. These Warrants were immediately exercisable, and as of September 30, 2014, were all outstanding.

In connection with the Subscription Agreements, the Company, the majority shareholders of the Company and the Investors entered into Investor Rights Agreements (the “Investor Rights Agreements”) with the Investors, whereby the Investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

Significant terms of Series A are as follows:

•	Holders of the Series A are entitled to interest payment at the rate of 6% of the purchase price per annum. The Company has the option to pay this interest in shares of common stock or in cash. As of September 30, 2014, $70,000 in interest has been accreted to the Series A. Holders of the Series A are entitled to receive dividends on an as converted basis with the holders of the Company’s common stock.

•	The holders of the Series A are entitled to vote together with the holders of the Company’s common stock, with each such holder of Series A entitled to the number of votes equal to the number of shares of the Company’s common stock into which such Series A would be converted if converted on the record date for the taking of a vote.

•	Each share of Series A is initially convertible, at any time at the sole option of the holder, into one share of the Company’s common stock, subject to future adjustments as provided for in the Series A Certificate. The Series A shall automatically convert into shares of the Company’s common stock upon the uplisting of the common stock to NYSE or NASDAQ within three years from the issuance of shares of Series A.

•	If the Company fails to effect the uplisting within three years from the issuance of shares of Series A, the holders will have the right to require the Company to redeem all or a portion of the then outstanding Series A at a price per share equal to the Series A liquidation preference.

Warrants

In addition to the Warrants issued in conjunction with the Subscription Agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which was valued at $99,000 and expensed. The Company also issued to a qualified investor as a part of his convertible loan package for 343,559 shares of common stock at an exercise price of $1.85 per share, which was valued at $105,000. These warrants expire after five years. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 5 years and expected volatility of 88.8%. These Warrants were immediately exercisable, and as of September 30, 2014, were all outstanding.

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

The Company currently has time-based options outstanding. The time-based options generally vest in two to four years and expire ten years from the date of grant. Total number of shares reserved and available for grant and issuance pursuant to this Plan is 2,700,000. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. At September 30, 2014, there were 79,000 shares available for grant under the Plan.

The following table summarizes the Company’s stock option activities for the nine month periods ended September 30, 2014 and 2013:

		Weighted Average
		Exercise	Remaining
		Price	Contractual
	Shares	Per Share	Term

Outstanding as of January 1, 2014	2,606,000	$0.25
Granted	175,000	1.85
Exercised	(506,248)	0.09
Cancelled	(160,000)	0.37
Outstanding as of September 30, 2014	2,114,752	$0.41	8.39
Vested and exercisable	1,149,809	$0.32	8.09
Vested and expected to vest	2,114,752	$0.41	8.39

10.	STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss:

	For the three months ended of September 30		For the nine months ended of September 30
	2014	2013	2014	2013
Research and development	$14,000	$9,000	$94,000	$13,000
Sales and marketing	9,000	3,000	52,000	4,000
General and administrative expenses	49,000	6,000	239,000	11,000
Stock-based compensation expense	$72,000	$18,000	$385,000	$28,000

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

During the nine months ended September 30, 2014 and 2013, the Company issued options to non-employees for the purchase of 175,000 and 1,165,000 shares of common stock in exchange for services. During the nine months ended September 30, 2014, the options were issued with an exercise price of $1.85 per share. The options issued during the nine months ended September 30, 2013, were issued with a range of exercise prices from $0.05 to $0.35 per share. These options generally vest over four years. The Company accounts for these options as variable awards. The options were valued using the Black-Scholes option pricing model. The total stock based compensation related to nonemployees amounted to $381,000 and $18,000 for the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014 and December 31, 2013, the Company held no assets or liabilities with instrument valuations measured on a recurring basis.

12.	INCOME TAXES

No federal income taxes were provided in the three and nine months ended September 30, 2014 and 2013 due to the Company’s net losses. State minimum income and franchise taxes are included in general and administrative expenses and were immaterial for the periods presented.  The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and our forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of September 30, 2014 and December 31, 2013, the Company did not have any material unrecognized tax benefits. The 2013 and 2012 tax years remain open for examination by the federal and state authorities.

13.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and convertible notes, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, 6.0 million, 6.0 million, 1.0 million and 1.0 million potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share was anti-dilutive. As a result of the net loss for each of the three and nine months ended September 30, 2014 and 2013 there is no dilutive impact to the net loss per share calculation for the periods.

14.	SUBSEQUENT EVENTS

On November 10, 2014, the Company completed a private placement (the “Private Placement”) of shares of its Series A and warrants to purchase common stock (“Warrants”). The Private Placement was consummated in a series of closings that occurred between April 2014 and November 2014. In October and November 2014, the Company sold to accredited investors and non-U.S. persons an additional 3 million shares of Series A at a per share price of $1.85 and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 1.5 million shares of the Company’s common stock, at an exercise price of $3.70 per share pursuant to a series of subscription agreements.

Additionally, under the subscription agreement with one of the investors, the investor commits them to purchasing an additional 1,081,081 shares of Series A at a per share price of $1.85 on the achievement of certain milestones which would raise another $2 million in gross proceeds for total proceeds of $9,537,546. The milestones include the Company receiving revenues of $2 million for its Violet product or uplisting of the Company’s stock to NYSE or NASDAQ. The Company, two majority shareholders of the Company and this Investor also entered into a Voting Agreement (the “Voting Agreement”), whereby the stockholders agreed to (i) vote in favor of any merger or sale of the Company which has been approved by the board of directors and holders of at least 50% of the then outstanding shares of Series A, and (ii) irrevocably grant to the Investor a proxy to vote in favor of such business combination transaction. The shareholders also agreed to sell their shares to a purchaser in a transaction approved by holders of at least 67% of shares of Series A or 67% of shares of common stock and Series A.

On November 7, 2014, the Company increased the stock available to the 2014 Equity Incentive Plan for options grants from 2,700,000 shares to 4,500,000 shares.

On November 10, 2014, Mr. Ping Wang was appointed as a director of the Company. Mr. Wang is a principal of Korea Investment Partners.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended September 30, 2014 and 2013. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation and BioPharmX, Inc., as defined in Note 1 —Description of Business and Basis of Presentation to the financial statements.

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

Overview

BioPharmX Corporation, a Delaware corporation, was originally incorporated in Nevada on August 30, 2010 under the name “Thompson Designs, Inc.”  The business plan of the Company was originally to design and build custom signs for residential and commercial properties. Immediately after the completion of the Share Exchange Transaction (see details below), the Company discontinued its custom signs business and changed its business plan to development of novel delivery mechanisms and routes of administration for known drugs and tissues.

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

Share Exchange Agreement

On January 23, 2014, we, BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., or the BiopharmX, Inc. Stockholders, entered into and consummated transactions pursuant to a Share Exchange Agreement referred to as the Share Exchange Transaction, whereby we issued to the BioPharmX, Inc. Stockholders an aggregate of 7,025,000 shares of its common stock, par value $0.001, in exchange for 100% of the shares of BioPharmX, Inc. held by the BioPharmX, Inc. Stockholders. The shares of our common stock received by the BioPharmX, Inc. Stockholders in the Share Exchange Transaction constituted approximately 77.8% of our then issued and outstanding common stock giving effect to the issuance of shares pursuant to the Share Exchange Agreement.

Series A Preferred Stock

During the nine months ended September 30, 2014, we entered into Subscription Agreements for a private placement of shares of our Series A convertible redeemable preferred Stock, par value $0.001 per share, or Series A, and warrants with 28 accredited investors through the third quarter of 2014 whereby we sold an aggregate of 2,176,387 shares of Series A at a per share price of $1.85 for gross proceeds of $4.0 million and issued to the investors for no additional consideration the warrants to purchase in the aggregate 1,088,201 shares of our common stock, par value $0.001 per share, at an exercise price of $3.70 per share.

In connection with the Subscription Agreements, we, the majority of our shareholders and our investors entered into the Investor Rights Agreement with the Investors, whereby the Investors were granted certain rights including: (i) right to receive copies of our quarterly and annual reports, (ii) right of inspection of our properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales our stock by a major shareholder, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A and hold at least 30% of such shares, or the Qualified Subscribers. We made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

Upon the first closing of the Private Placement on April 11, 2014, the 6% secured convertible notes in the aggregate principal amount of $2.25 million and $8,000 in eligible accrued interest previously issued were automatically converted into 1,526,001 shares of our common stock.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Results of Operations

Three and nine months ended September 30, 2014 and 2013

Revenue

For September 30, 2014, we have not had any revenues.  We are in the research and development stage, but we project our molecular iodine dietary supplement product will be released in late 2014.

Research and Development Expenses

Three months ended September 30,				Nine months ended September 30,
2014	2013	Change	%	2014	2013	Change	%

$807,000	$221,000	$586,000	265%	$1,851,000	$401,000	$1,450,000	362%

Research and development expenses for the three months ended September 30, 2014 and 2013 increased $586,000. Headcount when comparing these periods increased by 7 scientists which increased payroll and consulting costs by approximately $261,000 and stock compensation expense by $5,000. For the same period we increased expenses by $242,000 for one-time tooling, travel and quality costs related with the initial production run of our Violet breast health supplement and an increase in laboratory costs of $20,000. Allocated occupancy cost overhead increased by $54,000.

Research and development expenses for the nine months ended September 30, 2014 and 2013 increased $1.5 million. Headcount, when comparing these periods, increased by 7 scientists which increased payroll costs by approximately $810,000 and stock compensation expense by $81,000. For the same period we increased expenses by $279,000 for one-time tooling, travel and quality costs related with the initial production run of our Violet breast health supplement and an increase in laboratory costs of $90,000. Allocated occupancy cost overhead increased by $142,000.

As of September 30, 2014, we had 10 full-time employees in Research and Development (“R&D”). Since the end of the quarter, we have hired two additional employees in R&D.

Sales and Marketing Expenses

Three months ended September 30,				Nine months ended September 30,
2014	2013	Change	%	2014	2013	Change	%

$757,000	$48,000	$709,000	1477%	$1,337,000	$73,000	$1,264,000	1732%

Sales and Marketing expenses for the three months ended September 30, 2014 and 2013 increased $712,000. Consultants, agencies and stock compensation expense accounted for almost $465,000 of the increase from period to period. As a precursor to introducing our breast health supplement, we spent approximately $102,000 more on programs to educate medical professionals on fibrocystic breast condition and the options for treating it and an increase of $62,000 for related advertising and tradeshows. An increase in travel accounted for $34,000 of the increase and $51,000 of increased allocated occupancy overhead.

Sales and Marketing expenses for the nine months ended September 30, 2014 and 2013 increased $1,264,000. Consultants, agencies and stock compensation expense accounted for about $762,000 of the increase from period to period. As a precursor to introducing our breast health supplement, we spent approximately $306,000 more on programs to educate medical professionals on fibrocystic breast condition and the options for treating it and an increase of $56,000 for related advertising and tradeshows. The remaining $58,000 increase was attributable to travel and overhead. An increase in travel accounted for $64,000 increase and $81,000 of increased allocated occupancy overhead.

As of September 30, 2014, we had one employee in sales and marketing. Since the end of the quarter, we have hired two of our consultants bringing the department total to 3.

General and Administrative Expenses

Three months ended September 30,				Nine months ended September 30,
2014	2013	Change	%	2014	2013	Change	%

$515,000	$160,000	$355,000	222%	$1,800,000	$306,000	$1,494,000	488%

General and administrative expenses for the three months ended September 30, 2014 and 2013 increased $355,000. Headcount when comparing these periods increased by 4 employees and additional consultants causing a $248,000 increase in payroll and consulting costs, along with a $43,000 increase to stock compensation expense. Also contributing to the increase was a $10,000 increase for quarterly audit fees, $36,000 for corporate public and investor relations and an approximately $50,000 increase in allocated corporate occupancy costs.

General and administrative expenses for the nine months ended September 30, 2014 and 2013 increased $1.5 million. Headcount when comparing these periods increased by 3 employees and additional consultants causing a $760,000 increase in payroll and consulting costs and a $228,000 increase for stock compensation expense. Also contributing to the increase was a $87,000 increase in audit and legal fees, $222,000 for corporate public and investor relations, $99,000 for the value of warrants issued for services related to the reverse merger and an approximately $50,000 increase in allocated corporate occupancy costs.

As of September 30, 2014, the company had 4 full-time employees in general and administrative.

Loss from Operations

Loss from operations for the three months ended September 30, 2014 and 2013 was $2.1 million and $429,000, respectively.  The increase in the loss from year-to-year is due to ramping up research and development, one-time costs related to bringing our Violet breast health supplement to production, increased payroll expense and legal costs related to the requirements of public companies.

Loss from operations for the nine months ended September 30, 2014 and 2013 was $5.0 million and $780,000, respectively.  The increase in the loss from year-to-year is due to ramping up research and development, one-time costs related to bringing our Violet breast health supplement to production, increased payroll, and legal and audit costs related to the reverse acquisition we completed in the first quarter of 2014 and other operations.

Net Loss

Net loss for the three months ended September 30, 2014 and 2013 was $2.1 million and $451,000, respectively. Net loss for the nine months ended September 30, 2014 and 2013 was $5.0 million and $822,000, respectively

Inflation did not have a material impact on our operations for either of the periods. Other than the foregoing, we know of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Capital Resources and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows:

	For the nine months ended of September 30,
	2014	2013
Net cash used in operating activities	$(3,497,000)	$(670,000)
Net cash used in investing activities	(201,000)	(74,000)
Net cash used in financing activities	4,903,000	630,000

Net increase (decrease) in cash and cash equivalents	$1,205,000	$(114,000)

At September 30, 2014, we had working capital deficit of $301,000.

Net cash used for operating activities for the nine months ended September 30, 2014 was $3.5 million.  Cash used in operating activities was primarily due to net loss for the nine months ended September 30, 2014 of $5.0 million which was partially offset by changes in operating assets and liabilities of $964,000, non-cash interest expense of $76,000, warrants issued for services of $99,000 and stock-based compensation of $385,000. Net cash used in investing activities was primarily due to the change in restricted cash and for acquisition of fixed assets.

Net cash used for operating activities for the nine months ended September 30, 2013 was $670,000.  Cash used in operating activities was primarily due to net loss for the nine months ended September 30, 2013 of $822,000 which was partially offset by changes in operating assets and liabilities of $76,000, non-cash interest expense of $42,000 and stock-based compensation of $28,000. Cash used in investing activities was primarily for acquisition of intellectual property and fixed assets.

Net cash obtained through all financing activities for the nine months ended September 30, 2014 and 2013 was $4.9 million and $630,000, respectively, primarily in proceeds from issuing convertible redeemable preferred stock and convertible notes payable, respectively.

Between September 2012 and March 2014, we issued 6% unsecured convertible notes to investors in the aggregate principal amount of $2.3 million. In April 2014, the notes were automatically converted into common stock after the completion of the reverse acquisition and closing of a financing in the amount of $1,500,000 at a conversion price per share equal to 80% of the per share offering price of such financing.

During the first three quarters of 2014, we sold an aggregate of 2,176,387 million shares of our Series A at a per share price of $1.85 for gross proceeds of $4.0 million and issued to the investors for no additional consideration warrants to purchase 1,088,201 shares of our common stock in the aggregate at an exercise price of $3.70 per share.

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $5.0 million and $822,000, respectively, for the nine months ended September 30, 2014 and 2013, respectively and a deficit accumulated of $6.7 million as of September 30, 2014.  The net cash used in operations for the nine months ended September 30, 2014 and 2013 was $3.5 million and $670,000, respectively.

Our ability to continue operations is dependent on our plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  We may need to incur additional liabilities with certain related parties to sustain our existence.

We may require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives.  We believe our current available cash along with anticipated revenues may be insufficient to meet our cash needs for the near future if we do not receive the anticipated additional funding. There can be no assurance that financing will be available in acceptable amounts or terms, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the three and nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month of November, 2014, the Company received $45,000 to from accredited investors to purchase 24,324 shares of Series A Preferred Stock and warrants to purchase 12,162 shares of common stock at a price of $1.85 per share.

During the month of October, 2014, the Company received $2,466,230 to from accredited investors to purchase 1,333,097 shares of Series A Preferred Stock and warrants to purchase 666,548 shares of common stock at a price of $1.85 per share.

During the month of September, 2014, the Company received $1,546,319 to from accredited investors to purchase 835,848 shares of Series A Preferred Stock and warrants to purchase 417,924 shares of common stock at a price of $1.85 per share.

During the month of July, 2014, the Company received $130,000 to from accredited investors to purchase 70,270 shares of Series A Preferred Stock and warrants to purchase 35,135 shares of common stock at a price of $1.85 per share.

During the month of June, 2014, the Company received $100,000 to from accredited investors to purchase 54,054 shares of Series A Preferred Stock and warrants to purchase 27,027 shares of common stock at a price of $1.85 per share.

During the month of May, 2014, the Company received $200,000 to from accredited investors to purchase 108,108 shares of Series A Preferred Stock and warrants to purchase 54,054 shares of common stock at a price of $1.85 per share.

During the month of April, 2014, the Company received $1.1 million to from accredited investors to purchase 567,567 shares of Series A Preferred Stock and warrants to purchase 283,784 shares of common stock at a price of $1.85 per share.

During the month of March, 2014, the Company received $1.0 million to from accredited investors to purchase 540,540 shares of Series A Preferred Stock and warrants to purchase 405,406 shares of common stock at a price of $1.85 per share.

The above-referenced warrants have an initial exercise price of $3.70 per share, are exercisable for a five year period and entitle the holder to purchase fifty percent (50%) of the number of shares of common stock into which the shares of Series A Preferred stock held by the holder are convertible.

The foregoing issuances of the equity securities were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction not involving a public offering and are restricted shares as defined in the Securities Act. The Company did no engage in any general solicitation or advertising in connection with the foregoing issuances.

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

BioPharmX Corporation

Date: November 14, 2014	By:	/s/ James Pekarsky
Name: James Pekarsky
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

