Form 10-KT
period 2015-01-31
BioPharmX Corp
filed 2015-04-20
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2015 to January 31, 2015

Commission File No. 000-54871

BioPharmX Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1098 Hamilton Court, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-889-5020

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2014, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $1,300,000. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 17, 2015, there were outstanding 12,018,660 shares of the registrant’s common stock, $0.001 par value.

Documents incorporated by reference: None.

BioPharmX Corporation

Transition Report on Form 10-K

This Transition Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons. Given these risks, uncertainties and assumptions you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward- looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, we use the terms “BioPharmX,” “company,” “we,” “us” and “our” in this Transition Report on Form 10-K to refer to BioPharmX Corporation and its subsidiary, BioPharmX, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Change in Fiscal Year End

On March 26, 2015, the board of directors of BioPharmX Corporation approved a change in our fiscal year end from December 31 to January 31.  As a result of this change we are filing this Transition Report on Form 10-K for the one-month transition period ended January 31, 2015.  References to any previous fiscal years mean the fiscal years ending on December 31.

Overview

BioPharmX Corporation is incorporated under the laws of the State of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. We have one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. Our headquarters are located at 1098 Hamilton Court, Menlo Park, California.

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or Section 505(b)(2). We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for molecular iodine(I2) and antibiotics.

Since our inception, we have devoted our efforts to developing our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations, and we commercially launched our breast health dietary supplement at the end of 2014. To date we have had nominal revenue from product sales. We have financed our operations primarily through the sale of equity securities and convertible debt securities from which we raised $9.6 million of net cash from our inception through January 31, 2015.

Share Exchange

On January 23, 2014, we (then operating as Thompson Designs, Inc.), BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., entered into and consummated transactions pursuant to a share exchange agreement, such transaction referred to as the Share Exchange, whereby we issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of our common stock, in exchange for 100% of the shares of BioPharmX, Inc. The shares of our common stock received by the stockholders of BioPharmX, Inc. in the Share Exchange constituted approximately 77.8% of our then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement. As a result of the Share Exchange, BioPharmX, Inc. became our wholly-owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition with BioPharmX, Inc. as the acquirer and us as the acquired party, and as a result the historical financial statements prior to the Share Exchange included in this Transition Report on Form 10-K are the historical financial statements of BioPharmX, Inc. On March 3, 2014, we changed our name to BioPharmX Corporation. On May 16, 2014, we reincorporated from Nevada to Delaware.

Our Product Candidates

Our first commercial product, VI2OLET iodine, is a once-a-day OTC dietary supplement molecular iodine tablet that promotes overall breast health and alleviates the common symptoms associated with fibrocystic breast condition, or FBC, such as tenderness, aches and swelling.  We launched VI2OLET iodine in December 2014 in online stores and are rolling out the product in drug store and retail chains throughout the United States.  We are also developing a prescription molecular iodine tablet, BPX03, for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia, intended for global distribution, where prescription treatments are more prevalent due to regulatory requirements.  We are preparing to conduct clinical studies under institutional review board, or IRB, oversight to inform the study design for our Phase 3 safety and efficacy studies.  We are planning to commence our first Phase 3 clinical trial for BPX03 to support FDA and foreign regulatory requirements upon completion of the IRB studies.  We will seek approval only in those countries where we will seek to market the prescription product. It is our intent to commence a Phase 3 study in 2016.

We are also developing BPX01, a non-lipophilic, topical antibiotic for the treatment of acne.  BPX01 contains a novel formulation and utilizes a transepidermal delivery mechanism for minocycline that we believe has the potential to kill p. acnes bacteria without the systemic side effects of orally-administered antibiotics.  As BPX01 contains an API that is well known, it is expected to possess anti-inflammatory properties, which reduce swelling and redness  We are currently conducting an animal toxicity study, after which we expect to submit our investigational new drug application, or IND, to the FDA to initiate our first Phase 2a clinical trial of BPX01.  We are also preparing to conduct a bridging safety study using oral minocycline as the comparator and a Phase 2 dose-finding clinical study for BPX01. We intend to pursue regulatory approval under Section 505(b)(2).  We believe the Section 505(b)(2) regulatory pathway, which permits us to rely in part on the FDA’s prior findings of safety and/or efficacy for an approved product, may reduce the drug development risk and could reduce the time and resources we spend during development of BPX01. We believe our design approach for transepidermal delivery may also be utilized with other APIs.

Our product pipeline includes additional applications for the delivery of iodine, FDA-approved antibiotics, and biologics.  Product candidates may be developed for delivery in oral, topical, inhalant and/or injectable forms depending on the platform technology employed and the underlying condition being treated.

Target Markets

We believe that the industry dynamics in the areas of women’s health and dermatology represent significant opportunities for innovative new products to emerge as attractive solutions for unmet needs in multi-billion dollar therapeutic categories. In particular, we believe that both the women’s health and dermatology markets are large specialty markets with significant global patient demand. We believe that our focus on these markets coupled with our proprietary platform technologies will enable us to develop and commercialize attractive products within these categories.

Products and Pipeline

Overview

We have developed our product portfolio using our proprietary drug delivery technologies including innovative delivery mechanisms for molecular iodine and antibiotics. We currently have one marketed product, VI2OLET iodine, and two clinical-stage product candidates, BPX01 and BPX03.

VI2OLET Iodine

Our first commercial product, VI2OLET iodine, is a patented OTC molecular iodine dietary supplement that addresses cyclic breast discomfort and is clinically demonstrated to alleviate the symptoms associated with FBC including tenderness, aches and swelling.  Our patented molecular iodine formula is delivered to breast tissue and is intended to reduce the breast cell build-up that results in breast discomfort. Women who suffer from menstrual-related breast discomfort are recommended to take one tablet per day on an empty stomach for at least 60 days to realize initial symptom relief. They may take a second tablet every evening if they have more severe symptoms. Additionally, with consistent daily use, VI2OLET iodine has been shown to help maintain healthy breast tissue.  We launched VI2OLET in December 2014 in online stores and are rolling out the product in drug store and retail chains throughout the United States.

BPX03

In addition to our VI2OLET iodine dietary supplement, we are also developing BPX03, a prescription drug version of our molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic breast pain, or cyclic mastalgia. We in-licensed this prescription iodine drug candidate, which was previously under development by the licensors, and refer to both the prior sponsor’s investigational drug and or investigational drug as BPX03. We intend to distribute BPX03 globally, where products such as ours may require a prescription due to regulatory requirements.  We are preparing to conduct clinical studies under IRB oversight during 2015 to provide additional insight on how to design our first Phase 3 safety and efficacy study.  We are planning to commence our first Phase 3 clinical trial for BPX03 to support FDA and foreign regulatory requirements upon completion of the IRB studies and submission of our investigational new drug application or IND, for BPX03.  We will seek approval only in those countries where we will seek to market the prescription product.  It is our intent  to commence a Phase 3 study in 2016.

BPX01

We are also developing BPX01, a non-lipophilic, topical antibiotic for the treatment of acne. BPX01 contains a novel  formulation and utilizes a transepidermal delivery mechanism for minocycline that we believe has the potential to kill p. acnes bacteria without the systemic side effects of orally-administered antibiotics.  As BPX01 contains an API that is well known, it is expected to possess anti-inflammatory properties, which reduce swelling and redness. We are currently conducting an animal toxicity study, after which we expect to submit our IND to the FDA to initiate our first Phase 2a clinical trial of BPX01. We are also preparing to conduct a bridging safety study using oral minocycline as the comparator and a Phase 2 dose-finding clinical study for BPX01.  We intend to pursue regulatory approval under Section 505(b)(2).  We believe the Section 505(b)(2) regulatory pathway, which permits us to rely in part on the FDA’s prior findings of safety and/or efficacy for an approved product, may reduce the drug development risk and could reduce the time and resources we spend during development of BPX01. We believe our design approach for transepidermal delivery may also be utilized with other APIs.

Research and Development

Our core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research. We employ highly-qualified scientists and consultants specializing in our various product development areas.

As a Silicon Valley-based company, we are located in a region with many strong biotechnology and pharmaceutical companies, which have drawn a high caliber of scientists and scientific support staff to the region. While there is intense competition for this type of personnel, we believe our location will enable us to expand our product development and consultant resources as our business grows. Our location also provides us with convenient access to local formulation resources and preclinical testing facilities.

Technology and Intellectual Property

Overview

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and platform technologies. Our goal is to develop a strong intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date and will perform in the future, particularly for each of the products in our development pipeline and each of the products we market. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other countries to obtain and maintain our intellectual property. We protect our intellectual property by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the United States Patent and Trademark Office, or USPTO, and its foreign counterparts.

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

Patents

In addition to an aggressive licensing strategy, we have two pending patent applications related to our novel iodine-based technologies for women’s health and five pending patent applications for our topical compositions for dermatological conditions. These include both U.S. provisional and utility patent applications. We also have two pending international patent applications, which were filed according to the Patent Cooperation Treaty and which enable us to apply for patent protection for the described inventions in key individual countries in the future.

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

Iogen

We have executed collaboration and licensing agreements with Iogen, a biotechnology company with iodine-based solutions and associated intellectual property. Our molecular iodine OTC dietary supplement, VI2OLET iodine, and the development of our molecular iodine prescription product, BPX03, build upon this licensed technology and its associated intellectual property. Under the terms of the agreement, we received an exclusive worldwide perpetual irrevocable license to Iogen’s patented technology relating to an oral iodine tablet. In consideration of the license granted under the agreement, we agreed to pay to Iogen a non-refundable license issue fee of $150,000, which we paid in full, and 30% of net profit associated with direct commercialization of an OTC iodine tablet product or 30% of net royalties received from any sub-licensee. For development and commercialization of a prescription iodine tablet, we agreed to pay Iogen a royalty of 3% of net sales for the first 24 months of commercialization and 2% of net sales thereafter. For other products developed and commercialized using licensed technology, we agreed to pay Iogen a royalty of 3% of net sales for the first 12 months and 2% of net sales thereafter until the expiration of applicable patents covering such products and 1% thereafter.

NuTech

We have executed a collaboration and supply agreement with NuTech, a biologics company specializing in the spinal and orthopedics market. This agreement describes the collaboration between Nutech and us to develop products in the field of dermatology. Products and intellectual property developed under this agreement are exclusively owned by us and licensed to NuTech for use in indications outside of dermatology. In exchange for an exclusive license to NuTech’s intellectual property in the field of dermatology, we will pay to NuTech a royalty of 3% of net sales on product sold in the field of dermatology. In exchange for granting NuTech an exclusive license to our intellectual property and intellectual property developed in collaboration with NuTech in indications outside of dermatology, we will receive from NuTech a royalty of 3% of net sales on products they sell.

Trademarks

We have applied for trademark protection for several trademarks in the United States. These include “BIOPHARMX,” “VI2OLET,” “GET IT OFF YOUR CHEST,” “VIOLET,” “THE BOOB WHISPERER,” and “THE GIRLS HAVE SOMETHING TO SAY.” We have received a Notice of Allowance from the USPTO for each of the first three of these trademarks.  The USPTO has registered our “VIOLET” trademark. We have also applied for trademark protection for our “VI2OLET” and “BIOPHARMX,” trademarks in the European Union.

Manufacturing, Supply and Production

Suppliers

We have in place a commercial supply agreement with UPM Pharmaceuticals, or UPM, to manufacture and package our VI2OLET iodine dietary supplement. As our volume grows, we will consider expanding to multiple suppliers to mitigate the risk of having a single source. Our joint development agreement with NuTech specifies that NuTech will supply materials for certain of our dermatological products.

Manufacturing

We utilize contract manufacturers to produce our products for commercial distribution. We have no plans to establish in-house manufacturing capabilities for large-scale production at this time.

UPM, an independent drug development and contract manufacturer serving the pharmaceutical and biotechnology industries and a division of Gregory Pharmaceutical Holdings, Inc., manufactures solid dose iodine supplement tablets for our VI2OLET iodine product. VI2OLET iodine is manufactured at UPM’s 475,000 square-foot manufacturing facility in Bristol, Tennessee, under a commercial supply agreement. UPM provides high-quality drug development services including formulation development, the FDA’s current good manufacturing practices, or cGMP, clinical and commercial manufacturing, analytical methods development and stability testing. As our volume grows, we will consider expanding to multiple manufacturers to mitigate the risk of having a single source.

Marketing, Sales & Distribution

Our team has extensive expertise in the commercialization of consumer products within channels such as drug stores, grocery stores, wholesalers, department stores, mass merchants and specialty retailers.  With years of combined experience branding and launching products in the United States, Europe and Asia, our team has a deep understanding of channel strategies that include branded, private label and licensed product strategies.

We plan to commercialize women’s health and dermatology products in our pipeline into various channels, beginning with our VI2OLET iodine dietary supplement, which we launched in December 2014 in online stores and are currently rolling out in drug stores and retail chains throughout the United States.

Our product launch for VI2OLET iodine is supported by a marketing program, including in-store merchandising, a digital strategy focused on education and activation, public relations events and traditional media to drive awareness and a physician and pharmacist influencer program.

Customers

Potential customers for our products and product candidates include: pharmaceutical companies physician’s practices, including OB/GYN’s, dermatologists and general practitioners; and retail customers via retail sales channels and/or pharmacy outlets.

Competition

FBC and Cyclic Mastalgia

Our competitors, typically large pharmaceutical companies, vary from product to product. In the area of women’s health, many companies sell supplements containing iodide salts for the purpose of addressing hypothyroidism as iodine replacement therapy. We believe our competitive advantage is our solid dose proprietary formulation which delivers molecular iodine in a stable manner, allowing the consumer to ingest orally and specifically to address breast symptoms. Addressing an underserved condition, we believe that our VI2OLET iodine dietary supplement and, if approved, BPX03, are innovative products that provide new treatment options for millions of women.

The following figure presents a typical treatment algorithm for FBC given the current/limited options available to physicians.

Some limitations of competitive approaches to addressing FBC and/or cyclic mastalgia include serious and sometimes dangerous side effects caused by prescription drugs and the temporary nature of relief provided by analgesics. Because optimal solutions do not exist, women often choose to live with chronic pain.

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

A number of approved prescription acne products currently exist in oral form such as isotretinoins, antibiotics, antimicrobials and contraceptives. These treatments are marketed by a number of large pharmaceutical and specialty pharmaceutical companies including, but not limited to, Allergan, Bayer Healthcare, Galderma S.A., Pfizer, Pharmacia, Teva, and Valeant,. Additionally, there are also several prescription acne products that exist in topical form such as antimicrobials, retinoids, or some combination of the two. Many of these topical solutions are marketed by Allergan, Galderma S.A., GlaxoSmithKline, Mylan, and Valeant.

In addition to prescription acne therapies discussed above, there are numerous OTC products in the form of benzoyl peroxide and salicylic acid topical solutions available from various cosmetic and cosmeceutical companies such as Aveeno, Clean & Clear, Clearasil Pharms, Neutrogena, and Proactiv. Energy-based devices have also been used by dermatologists, such as intense pulsed light, or IPL, by and combination of IPL and radiofrequency devices, elōs, by Syneron. Combination drug-device treatments such as photodynamic therapy, or PDT, with Blu-U by Dusa Pharmaceuticals, have been used off-label for treating acne, while the Blu-U light source without its PDT drug has been indicated for acne treatment.

Government Regulation

In the United States, foods (including dietary supplements), drugs (including biological products), medical devices, cosmetics, tobacco products, and radiation-emitting products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act, or, and other federal and state statutes and regulations govern, among other things, the manufacture, distribution, and sale of these products. These laws and regulations prescribe criminal and civil penalties that can be assessed, and violation of these laws and regulations can result in enforcement action by the FDA and other regulatory agencies.

Regulation of Dietary Supplements in the United States

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of dietary supplements are subject to regulation by one or more federal agencies, primarily the FDA and the Federal Trade Commission, or the FTC, and to a lesser extent the Consumer Product Safety Commission, or the CPSC.

Dietary supplements are also regulated by various governmental agencies for the states and localities in which product are sold. Among other matters, regulation by the FDA and the FTC is concerned with product safety, efficacy, and claims made with respect to a dietary supplement’s ability to provide health related benefits. The FDA, under the FDC Act, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements. The FTC regulates the advertising of these products. The National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act, or FTC Act, or the FDC Act to the FTC or the FDA for further action, as appropriate.

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

The Dietary Supplement Health and Education Act, or DSHEA, was enacted in 1994 and amended the FDC Act. DSHEA establishes a statutory class of dietary supplements, which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a new dietary ingredient, or NDI, premarket notification to the FDA. Dietary ingredients not marketed in the  United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as food additives.

The FDA issued a draft guidance document in July 2011 that clarifies when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The FDA’s interpretation of what constitutes an NDI is extremely broad and seems to imply that virtually every new dietary supplement requires a premarket notification. Although the industry has objected and questioned the FDA’s authority, it is unclear whether the FDA will make any changes to the draft guidance, and, if the agency does make changes, what changes will be made. In addition, the FDA may begin to take enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

The FDA’s cGMP regulations for dietary supplements apply to manufacturers and holders of finished dietary supplement products, including dietary supplements manufactured outside the  United States that are imported for sale into the  United States Among other things, the FDA’s cGMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a scientifically valid system for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping.

Under the Dietary Supplement and Nonprescription Drug Consumer Protection Act, the FDA requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events associated with their products to the FDA and institute recordkeeping requirements for all adverse events. Based on serious adverse event (or other) information, the FDA or another agency may take actions against dietary supplements or dietary ingredients that in its determination present a significant or unreasonable risk of illness or injury, which could make it illegal to sell those products.

The FDA Food Safety Modernization Act, or FSMA, enacted January 4, 2011, amended the FDC Act to significantly enhance the FDA’s authority over various aspects of food regulation, including dietary supplements. Under FSMA, the FDA may use the mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Also under FSMA, the FDA has expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refusing entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

One of FSMA’s more significant changes is the requirement of preventive controls for food facilities required to register with the FDA, except dietary supplement facilities in compliance with both cGMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the preventive controls requirements, dietary ingredient facilities might not qualify for the exemption. The FDA’s proposed preventive controls regulations, issued in February 2013 and supplemented in September 2014, would require that facilities develop and implement preventive controls (including supplier controls) to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls. FSMA also requires that importers implement a foreign supplier verification program, or FSVP. The FDA’s proposed FSVP regulations, issued in July 2013 and supplemented in September 2014, would require importers to implement supplier verification activities to ensure that the foods they import meet domestic standards, with a partial exemption that might or might not apply to certain importers of dietary ingredients. When implemented, the FSVP requirements may affect the cost and the availability of dietary supplements and dietary ingredients.

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

The FDC Act, as amended by DSHEA, permits statements of nutritional support often referred to as “structure/function claims” to be included in labeling for dietary supplements without FDA pre-market approval. FDA regulation requires that the FDA be notified of those statements within 30 days of marketing. Among other things, the statements may describe the role of a dietary ingredient intended to affect the structure or function of the body or characterize the documented mechanism of action by which a dietary ingredient maintains such structure or function, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess information substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a health claim, or if the FDA determines that a particular claim is not adequately supported by existing information or is otherwise false or misleading, the claim could not be used and any product bearing the claim could be subject to regulatory action.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the  United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,335,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $569,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to drugs intended to treat a serious or life- threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of- use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND application and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2), NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

Regulation Outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Clinical Trial Approval

Requirements for the conduct of clinical trials in the European Union including GCP, are implemented in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of an E.U. member state in which a study is planned to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

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

•                  The involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

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

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with expert appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time-limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time-limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

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

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

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

Regulatory Data Protection

E.U. legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of ten years of orphan market exclusivity. Depending upon the timing and duration of the E.U. marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs, pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the European Union, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and Other Requirements

We will, for example, have to comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the European Union. Similarly, failure to comply with the E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

Manufacturing

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must be conducted in strict compliance with the EMA’s Good Manufacturing Practices, or GMP, requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EMA enforces its current GMP requirements through mandatory registration of facilities and inspections of those facilities. The EMA may have a coordinating role for these inspections while the responsibility for carrying them out rests with the member states competent authority under whose responsibility the manufacturer falls. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and could subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

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

Patent Term Extension

In order to compensate the patentee for delays in obtaining a marketing authorization for a patented product, a supplementary certificate, or SPC, may be granted extending the exclusivity period for that specific product by up to five years. Applications for SPCs must be made to the relevant patent office in each E.U. member state and the granted certificates are valid only in the member state of grant. An application has to be made by the patent owner within six months of the first marketing authorization being granted in the European Union (assuming the patent in question has not expired, lapsed or been revoked) or within six months of the grant of the patent (if the marketing authorization is granted first). In the context of SPCs, the term “product” means the active ingredient or combination of active ingredients for a medicinal product and the term “patent” means a patent protecting such a product or a new manufacturing process or application for it. The duration of an SPC is calculated as the difference between the patent’s filing date and the date of the first marketing authorization, minus five years, subject to a maximum term of five years.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our drug candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerably pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Employees

As of January 31, 2015, we had 23 employees, all of which were full time. We had 13 employees in research and development. We had one employee located outside of the United States as of January 31, 2015. We also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office and laboratory is located at 1098 Hamilton Court, Menlo Park, California, where we occupy 10,800 sq. ft. of research and development and administration facilities that are nearby to external formulation, clinical and preclinical testing facilities. Our lease expires in November 2016. We believe that our existing property is in good condition and suitable for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.  We may become involved in material legal proceedings in the future.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are currently quoted on the OTCQB Marketplace under the symbol “BPMX.” Except for one quotation dated February 14, 2013 of $0.15, there were no reported quotations for our common stock during 2013.

The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid prices for our common shares quoted on the OTCQB Marketplace. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

Period	High	Low
One month ended January 31, 2015	$3.00	$2.75

Fiscal Year Ended December 31, 2014:
First Quarter (from March 3, 2014)	$0.15	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$3.00	$0.15
Fourth Quarter	$3.50	$2.01

As of April 17, 2015, there were approximately 56 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

Transfer Agent and Registrar

The Transfer Agent for our capital stock is Empire Stock Transfer, located at 1859 Whitney Mesa Dr., Henderson, Nevada 89014.

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1 million, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

Dividend Policy

We have not paid any cash dividends to our stockholders. Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock. In addition, we currently have no plans to pay such dividends.

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

In March and April 2015, eleven warrant holders exercised warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655 at an exercise price of $2.50 per share.

The foregoing issuances of the equity securities were effectuated pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction not involving a public offering and are restricted shares as defined in the Securities Act. The Company did not engage in any general solicitation or advertising in connection with the foregoing issuances.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited financial statements and the accompanying notes to the financial statements and other disclosures included in this Transition Report on Form 10-K. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and OTC, products that address large markets in women’s health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved APIs and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by taking advantage of the abbreviated regulatory pathway available for reformulated drugs that are bioequivalent to FDA-approved products. Our current platform technologies include innovative delivery mechanisms for molecular iodine (I2), and antibiotics.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates including conducting preclinical and clinical trials and providing general and administrative support for these operations. We commercially launched our breast health supplement at the end of 2014. To-date we have had nominal revenue from product sales and we are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity securities and convertible debt securities from which we raised $9.6 million of net cash from our inception through January 31, 2015.

Share Exchange

We were originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. On January 23, 2014, we (then operating as Thompson Designs, Inc.), BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., entered into and consummated transactions pursuant to the Share Exchange, whereby we issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of our common stock, in exchange for 100% of the shares of BioPharmX, Inc. The shares of our common stock received by the stockholders of BioPharmX, Inc. in the Share Exchange constituted approximately 77.8% of our then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement. As a result of the Share Exchange, BioPharmX, Inc. became our wholly-owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition with BioPharmX, Inc. as the acquirer and us as the acquired party, and as a result the historical financial statements prior to the Share Exchange included in this Transition Report on Form 10-K are the historical financial statements of BioPharmX, Inc. On March 3, 2014, we changed our name to BioPharmX Corporation. On May 16, 2014, we reincorporated from Nevada to Delaware.

Results of Operations

Change in Fiscal Year End

On March 26, 2015, our board of directors approved a change in our fiscal year end from December 31 to January 31.  As a result of this change we are filing this Transition Report on Form 10-K for the one-month transition period ended January 31, 2015.  References to any previous fiscal years mean the fiscal years ending on December 31.

Months Ended January 31, 2015 and 2014 and the Fiscal Years Ended December 31, 2014 and 2013

Revenue

In the month of January 31, 2015, we recognized $1,000 of revenue. We did not recognize any revenue in the years ended December 31, 2014 and 2013. We shipped our first product to a retailer in December 2014. The product, our VI2OLET iodine dietary supplement, is a new product in the dietary supplement field.

Research and Development Expenses

We expense both internal and external research and development expenses to operations as they are incurred.

One month ended January 31,				Year ended December 31,
2015	2014	Change	%	2014	2013	Change	%
	(unaudited)		($ in thousands)
$365	$103	$262	254%	$2,519	$671	$1,848	275%

Research and development expenses for the months ended January 31, 2015 and 2014 were $365,000 and $103,000, respectively. The increase for January from year-to-year of $262,000 is primarily due to an increase in staffing. We employed 3 employees and 4 full-time consultants in January 2014 in research and development and increased our headcount to 13 research and development employees and no full-time consultants in January 2015. Employee and consultants expense increased $201,000, including recruiting and relocation costs for new employees, and stock compensation expense increased $19,000 for January year over year. Additionally, costs increased $23,000 for regulatory and related legal expenses and one-time production costs related to producing our VI2OLET iodine dietary supplement product. Laboratory expense for on-going research and development on future products increased by $10,000. Overhead allocated to the research and development department increased by $6,000.

Research and development expenses for the years ended December 31, 2014 and 2013 were $2.5 million and $671,000, respectively. The increase from year-to-year of $1.8 million is primarily due to a $1.0 million increase in employees’ salaries and $198,000 due to stock compensation expense during 2014. In 2013, we were using primarily consultants who were converted to employees in early 2014. Additionally, costs increased $260,000 due to quality testing and one-time production costs related to producing our VI2OLET iodine dietary supplement. Laboratory expenses for on-going research and development on future products increased by $121,000. Overhead allocated to the research and development department increased by $170,000.

Research and development expenses for the year ended December 31, 2013 consisted primarily of employee and consultant compensation and non-employee stock compensation expense in the amount of $527,000 and laboratory supplies of $51,000.

As of January 31, 2015, we had 13 employees in research and development.

Sales and Marketing Expenses

We expense both sales and marketing expenses to operations as they are incurred. In the periods shown, costs are related to establishing our corporate brand and efforts related to our VI2OLET iodine dietary supplement.

One month ended January 31,				Year ended December 31,
2015	2014	Change	%	2014	2013	Change	%
	(unaudited)		($ in thousands)
$378	$73	$305	418%	$2,299	$132	$2,167	1642%

Sales and marketing expenses for the months ended January 31, 2015 and 2014 were $378,000 and $73,000, respectively. The increase from year-to-year of $305,000 is primarily due to the ramp up in marketing and sales to launch our VI2OLET iodine dietary supplement. Sales and marketing compensation increased $53,000 and stock compensation increased $40,000 as a result of hiring people who had previously been consultants to us as our employees in 2014. Outside agencies accounted for $135,000 of the increase from year-to-year to accomplish the marketing goals for our new product. Marketing costs to launch our new product increased by $43,000 and travel increased by $6,000 from 2015 to 2014. Allocated overhead, consisting of facilities, insurance and maintenance expenses, increased by $7,000.

Sales and marketing expenses for the years ended December 31, 2014 and 2013 were $2.3 million and $132,000, respectively. The increase from year-to-year of $2.2 million is primarily due to the ramp up in marketing and sales to launch our VI2OLET iodine dietary supplement product. Sales and marketing compensation increased $392,000 and stock compensation increased $140,000 as a result of hiring people who had previously been consultants as employees in 2014. Outside agencies accounted for $769,000 of the increase from year-to-year to accomplish the marketing goals for our new product. Marketing costs to launch our new product increased by $496,000 and travel increased by $54,000 from 2014 to 2013. Allocated overhead, consisting of facilities, insurance and maintenance expenses, increased by $110,000.

Sales and marketing expenses for the year ended December 31, 2013 consisted primarily of consultant compensation and non-employee stock compensation expense in the amount of $93,000 and the cost of developing marketing strategy and material in the amount of $30,000.

As of January 31, 2015, we had 4 employees in sales and marketing.

General and Administrative Expenses

Our general and administrative expenses consist of the cost of our executive, finance, corporate development and other administrative functions.

One month ended January 31,				Year ended December 31,
2015	2014	Change	%	2014	2013	Change	%
	(unaudited)		($ in thousands)
$401	$165	$236	143%	$2,953	$711	$2,242	315%

General and administrative expenses for the months ended January 31, 2015 and 2014 were $401,000 and $165,000, respectively. The increase from year-to-year of $236,000 is primarily due to the cost of the Share Exchange and overhead related to being a publicly-traded company which increased costs by $181,000.  Compensation increased by $31,000 due to the addition of two employees and $30,000 in stock compensation for employees and consultants. Travel expense was down $4,000 from year to year. The remaining increase of $2,000 was due to allocated overhead and general office expenses.

General and administrative expenses for the years ended December 31, 2014 and 2013 were $3.0 million and $711,000, respectively. The increase from year-to-year of $2.2 million is primarily due to beginning in the year ended December 31, 2014 to pay our officers’ salaries of $500,000, adding support staff, which resulted in $1.0 million in cash compensation, $160,000 in stock compensation to an investor for service as a director and other consulting services and $658,000 in stock compensation for employees and consultants. The cost of the Share Exchange and overhead related to being a publicly-traded company increased costs by $318,000 including reporting, legal and audit expenses. Travel expense was up $63,000 from year to year. The remaining increase of $170,000 was due to allocated overhead and general office expenses.

General and administrative expenses for the year ended December 31, 2013 consisted primarily of compensation and benefits in the amount of $272,000, professional fees totaling $259,000 to our legal counsel and auditors, travel expense of $64,000, as well as other general and administrative expenses.

As of January 31, 2015, we had 6 employees in general and administrative. We are currently seeking to fulfill several key strategic positions, such as a Chief Financial Officer and other specialized roles, to advance our ability to scale.

Loss from Operations

Loss from operations for the months ended January 31, 2015 and 2014 were $1.1 million and $341,000, respectively.  The increase in the loss from year-to-year is due to the increase in staff, the Share Exchange and ramp up of marketing and production for the launch of our first product.

Loss from operations for the years ended December 31, 2014 and 2013 was $7.8 million and $1.5 million, respectively. The increase in the loss from year-to-year is due to ramping up research and development, production and launch of our first product and the costs related to our reverse merger and Share Exchange, as well as increased costs associated with being a public company.

Net Loss

Net loss for the months ended January 31, 2015 and 2014 was $1.1 million and $364,000, respectively.

Net loss for the years ended December 31, 2014 and 2013 was $7.8 million and $1.6 million, respectively.

Inflation did not have a material impact on our operations for either of the periods. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Capital Resources and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	January 31,	December 31,
	2015	2014	2013
Net cash used in operating activities	$(844)	$(6,001)	$(1,080)
Net cash used in investing activities	—	(263)	(85)
Net cash provided by financing activities	38	8,372	1,030
Net increase (decrease) in cash	$(806)	$2,108	$(135)

Between September 2012 and March 2014, we issued 6% unsecured convertible notes to investors in the aggregate principal amount of $2.25 million. These notes had maturity dates from one to three years from the date of issuance, with principal and interest payable at maturity. The notes automatically converted into shares of our common stock on the completion of the Share Exchange in January 2014 and the closing of a financing in the amount of at least $2 million at a conversion price per share equal to 80% of the per share offering price of such financing.

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

Additionally, under the subscription agreement with KIP, KIP is committed to purchase an additional 1,081,081 shares of Series A preferred stock at a per share price of $1.85 upon the achievement of certain milestones which would raise another $2.0 million in gross proceeds. The milestones include our receiving revenues of $2.0 million for our VI2OLET product or uplisting our stock to NYSE or NASDAQ. Two of our majority common stockholders and KIP also entered into a voting agreement whereby these stockholders agreed to (i) vote in favor of any merger or sale of us which has been approved by the board of directors and holders of at least 50% of the then outstanding shares of Series A preferred stock, and (ii) irrevocably grant to KIP a proxy to vote in favor of such business combination transaction. These stockholders also agreed to sell their shares to a purchaser in a transaction approved by holders of at least 67% of shares of Series A preferred stock or 67% of shares of common stock and Series A preferred stock in the aggregate.

The following table summarizes total current assets, liabilities and working capital (in thousands).

	January 31, 2015	December 31, 2014
Current assets	$1,705	$2,520
Current liabilities	1,557	1,367
Working capital	148	$1,153

Net cash used for operating activities for the month ended January 31, 2015 was $844,000. Cash used in operating activities was primarily due to a net loss for the month ended January 31, 2015 of $1.1 million which was partially offset by changes in operating assets and liabilities of $199,000 and stock-based compensation of $99,000. No cash was used in investing activities during the month of January 2015.

Net cash used for operating activities for the year ended December 31, 2014 was $6.0 million. Cash used in operating activities was primarily due to a net loss for the year ended December 31, 2014 of $7.8 million which was partially offset by changes in operating assets and liabilities of $413,000, non-cash interest expense of $76,000, warrants issued for $99,000 and stock-based compensation of $1.2 million. Cash used in investing activities was primarily for acquisition of intellectual property and acquisition of property and equipment.

Net cash used for operating activities for the year ended December 31, 2013 was $1.1 million. Cash used in operating activities was primarily due to a net loss for the year ended December 31, 2013 of $1.6 million which was partially offset by changes in operating assets and liabilities of $371,000, non-cash interest expense of $74,000 and stock-based compensation of $58,000. Cash used in investing activities was primarily for the acquisition of intellectual property and the acquisition of property and equipment.

Net cash provided by financing activities for the month ended January 31, 2015 was $38,000.  This consisted of $38,000 of proceeds from the issuance of common stock from option exercises. Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $8.4 million and $1.0 million, respectively. This consisted of $7.3 million from issuing Series A preferred stock in the year ended December 31, 2014 and $1.0 million in proceeds from issuing convertible notes for each of the years ended December 31, 2014 and 2013.

Subsequent Events

In March and April 2015, we amended certain warrants to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same.  As of April 1, 2015, the holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655.

On April 9, 2015, we filed a Form S-1 with the SEC in connection with a proposed public offering of common stock for an aggregate offering amount up to $20 million.

Going Concern

As reflected in the accompanying consolidated financial statements, those consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring losses and negative cash flows from operations since inception. We have not generated revenues and have funded our operating losses through the issuance of convertible notes payable and Series A preferred stock. We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry.

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

As shown in the accompanying consolidated financial statements, we incurred a net loss of $1.1 million and $364,000 during the months ended January 31, 2015 and 2014, respectively, and $7.8 million and $1.6 million during the years ended December 31, 2014 and 2013, respectively, and have an accumulated deficit of $10.6 million as of January 31, 2015. As of January 31, 2015, we had working capital of $148,000. While we believe that we have a plan to fund on-going operations, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

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

•                  Our ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a market for our VI2OLET iodine dietary supplement.

•                  Research and development for novel prescription or OTC based products can be very extensive and lengthy in nature; and the clinical trial process with the FDA can require significant funding and time consuming patient studies. The competitive landscape could change significantly over the time period to complete targeted product development milestones. The current competition for our products could also turn into strategic partners or potential acquirers in the future.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (ASU 2014-09), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public entities and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

We have adopted ASU 2014-10 effective as of its issuance date. Adoption of this standard had no impact on our financial position, results of operations, or cash flows; however, the presentation of the consolidated financial statements and related disclosures in the notes to the consolidated financial statements has been changed to eliminate the disclosures that are no longer required.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (ASU 2014-15). This standard includes guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. If conditions or events raise substantial doubt, the entity must disclose the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of those conditions or events, and management’s plans to mitigate the conditions or events. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2014-15 will have on our consolidated financial statements and related disclosures.

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

Our significant accounting policies are summarized in Note 2 of our audited consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates and such differences may be material to the financial statements. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have an effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We shipped our first product to a retailer in December 2014. The product, our VI2OLET iodine dietary supplement, is a new product in the dietary supplement field. Revenue is recognized provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, calculability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. We recognize revenue on a sell through basis since we do not have the historical information to estimate product returns. As a result, we account for these product shipments using a deferred revenue recognition model. Under the deferred revenue recognition model, we do not recognize revenue upon product shipment. For these product shipments, we invoice the reseller, record deferred revenue at gross invoice sales price, and classify the cost basis of the product held by the wholesaler as a component of inventory. We recognize revenue when product is sold by the reseller to the end-user, on a first-in first-out (FIFO) basis.

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

For the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, stock-based compensation was $99,000, $11,000, $1.2 million and $58,000, respectively.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the month ended January 31, 2015 and the fiscal years ended December 31, 2014 and 2013, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The unaudited consolidated financial statements as of and for the month ended January 31, 2014 are also included therein.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this transition report, January 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this transition report. This conclusion was based on the material weaknesses in our internal control over financial reporting further described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and Securities and Exchange Commission guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this Transition Report on Form 10-K, we have not remediated the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our current fiscal year: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the month ended January 31, 2015 or the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In connection with the Share Exchange, effective on January 21, 2014, James Pekarsky was appointed as Chairman of the board of directors, Chief Executive Officer, Chief Financial Officer and Treasurer, and Anja Krammer was appointed as a director and as President and Secretary. Kade Thompson resigned as our sole director and officer at the same time. Kin F. Chan, PhD was appointed as our Executive Vice President of Research and Development effective February 17, 2014. Ping Wang was appointed as a director effective November 10, 2014. Michael Hubbard was appointed as a director effective January 22, 2015. Stephen Morlock was appointed as a director effective March 26, 2015.

The following table sets forth certain information as of April 17, 2015, concerning our directors and executive officers. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	Position
James R. Pekarsky	55	Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors
Anja Krammer	47	President, Secretary and Director
Kin F. Chan, PhD.	41	Executive Vice President of Research & Development
Ping Wang	38	Director
Michael Hubbard	63	Director
Stephen Morlock	61	Director

Executive Officers

James R. Pekarsky has been our Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman of the Board since January 2014. Since September 2011, Mr. Pekarsky has served as Chief Executive Officer, Treasurer and director of BioPharmX, Inc. From November 2011 to August 2013, he served as Chief Financial Officer of Solar Power, Inc. From November 2007 to November 2011, Mr. Pekarsky was a consulting CFO to a variety of early-stage, start-up companies. Additionally, Mr. Pekarsky served as Chief Financial Officer of MoSys, Inc., from January 2006 to November 2007, AccelChip from December 2004 to December 2006 and Virage Logic from May 1999 to November 2003, where he helped lead the company’s IPO in August 2000. Mr. Pekarsky also held general manager and senior operations positions at Mentor Graphics from January 1997 to May 1999, Advanced Molecular Systems from June 1995 to December 1996, Sclavo Diagnostics from November 1993 to May 1995 and Bio-Rad Laboratories from June 1989 to October 1993. Mr. Pekarsky holds a B.S. in accounting from Indiana University of Pennsylvania and an M.B.A. in finance from Golden Gate University. We believe that Mr. Pekarsky should serve on our board of directors due to his substantial leadership experience in senior finance, operations and general management roles in high tech and medical research companies, along with international business, strategic planning and thorough knowledge of public company requirements.

Anja Krammer has served as our President, Secretary and a director since January 2014. Since September 2011 she has served as the President, Secretary and director of BioPharmX, Inc. Ms. Krammer previously served as Chief Marketing Officer/Founder of MBI, Inc., a management consulting firm from January 1998 to December 2013. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing, Itronix Division, Acterna Corporation, an optical communications company. Prior roles included, serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the Sorbonne, University of Paris. We believe that Ms. Krammer should serve on our board of directors due to her experience in guiding healthcare and consumer enterprises in product development, sales and marketing management and commercialization strategies and her industry background in pharmaceuticals, medical devices, technology and consumer products.

Kin F. Chan, PhD has served as Executive Vice President of Research & Development since February 2014. Since September 2011, Dr. Chan has served as Vice President of Technology of BioPharmX, Inc. He was also the founder and President of Fourier Biotechnologies, LLC, which provides services in optical engineering and preclinical research, from 2009 to January 2014. In addition, from April 2012 to January 2014, he was Vice President of Engineering at Demira, Inc., a biopharmaceutical company focusing on dermatology products. Prior to that he was the Managing Director of Advanced Research at Solta Medical, Inc. from 2003 to 2009, and was an optical R&D engineer at Ball Semiconductor, Inc. from 2000 to 2003. Dr. Chan received his B.S., M.S., and PhD in Electrical & Computer Engineering from the University of Texas at Austin.

Non-Employee Directors

Ping Wang has served as a director since November 2014.  Mr. Wang has been a Principal of Korea Investment Partners, or KIP, a venture capital investment firm, since May 2010. Prior to joining Korea Investment Partners in 2010, he worked at Great Pacific Financial Group from October 2007 to March 2010. Previously, Mr. Wang was an investment officer at Beijing Ancai Technology Venture Capital from May 2006 to October 2007, and earlier, worked at Matsuoka Industry Group as IT Manager from January 2000 to December 2002. He began his professional career as a software engineer at IBM from December 1998 to November 1999. Mr. Wang earned a B.S. degree in Computer Science at the University of Texas, Austin, and graduated from the MIT Sloan-Tsinghua joint program with an International MBA degree. We believe that Mr. Wang should serve on our board of directors due to his experience analyzing corporate performance as a venture capitalist and managing his firm’s investments in private companies and knowledge of health care and pharmaceutical industries, important skills related to corporate finance, oversight of management and strategic positioning.

Michael Hubbard has served as a director since January 2015.  Mr. Hubbard served as a senior audit partner at Deloitte & Touche LLP from August 2007 until retiring in June 2014 and also at PricewaterhouseCoopers LLP from September 1986 to July 2007. In these roles, he served private and publicly held clients across the life sciences, waste management, construction, and technology sectors, advising domestic and international issuer companies on complex transactions, including 19 IPOs and numerous follow-on equity and debt offerings. Mr. Hubbard holds a B.A. degree in Business Administration with a concentration in Accounting and an MBA degree from Washington State University. He is a licensed CPA in the states of Washington and California and is a certified practitioner of international financial reporting standards. We believe that Mr. Hubbard should serve on our board of directors due to his broad range of experience serving large public and private companies in the United States and internationally, including experience with the reporting requirements for complex transactions, including carve-outs and spin-offs; direct involvement with numerous SEC filings; and significant experience working with SEC staff, including the pre-clearance of accounting issues, responses to comments letters on periodic filings, and offering documents.

Stephen Morlock has served as a director since March 2015.  Mr. Morlock served as Executive Vice President and Chief Financial Officer at Otis Spunkmeyer, Inc. from May 1994 until his retirement in June 2004. He also served as Controller from August 1992 to April 1994. Prior to that, he held various management positions in accounting, financial planning, and internal audit at Westinghouse Electric Supply Company from November 1977 to July 1992. Since his retirement in June 2004, Mr. Morlock has not been active in any business activities. Mr. Morlock holds a B.S. degree in Accounting from San Diego State University. We believe that Mr. Morlock should serve on our board of directors due to his extensive experience in the retail industry, including a variety of distribution channels, product merchandising, customer relationship management and brand name development, as well as his background in manufacturing capacity utilization and expansion, procurement and inventory management, compensation plan design and financial reporting.

All of our directors hold their positions on the board until our next annual meeting of the stockholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in such ownership. SEC rules require such persons to furnish us with copies of all Section 16(a) reports that they file. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, we believe that the applicable Section 16(a) reporting requirements were complied with for all of the transactions which occurred in the fiscal year ended December 31, 2014, and the one month transition period ending January 31, 2015, with the following exceptions. In February 2014, a Form 3 for Ms. Krammer was not filed on a timely basis. In February 2014, a Form 3 for Dr. Chan was not filed on a timely basis. In February 2015, a Form 4 for Mr. Wang was not filed on a timely basis. In February 2015, a Form 4 for Mr. Hubbard was not filed on a timely basis.

Committees of the Board of Directors

In March 2015, we established standing nominating, compensation and audit committees and adopted charters setting forth the powers and responsibilites of such committees. During January 2015 and the year ended December 31, 2014, our full board of directors performed the functions these committees would have performed. We did not believe it was necessary for our board of directors to establish such committees until recently because the volume of matters that came before our board of directors for consideration permitted the directors to give sufficient time and attention to such matters and to be involved in all related decision making. Additionally, because our common stock is not listed for trading on a national securities exchange, such exchange rules did not require us to have such committees

Audit Committee Financial Expert

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

Non-Employee Director Compensation

In January 2015 and the year ended December 31, 2014, we did not pay any fees to, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of our non-employee directors other than to KIP in connection with Ping Wang’s services as a director. On November 10, 2014, in connection with Ping Wang’s appointment to our board of directors, we issued to KIP 290,000 shares of our common stock, of which 96,667 shares vested immediately on issuance and 193,333 shares will vest upon completion of a milestone in accordance with the terms of a subscription agreement entered into between us and KIP.

The compensation received by each of Mr. Pekarsky and Ms. Krammer as our employees is shown below in “Executive Compensation—Summary Compensation.”

We do not have any standard policies, plans, or arrangements in place with respect to director compensation.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following is a summary of the compensation we paid to each of James R. Pekarsky, Anja Krammer, and Kin F. Chan, PhD, collectively our Named Executive Officers, for the one month transition period ended January 31, 2015 and the two fiscal years ended December 31, 2014 and 2013 (in thousands).

Name and Principal Position	Year		Salary ($)(1)	Totals ($)
James R. Pekarsky(2)	2015	*	21	21
CEO, CFO, Treasurer, Chairman of the Board of Directors;	2014		250	250
CEO and Director of BioPharmX, Inc.	2013		—	—

Anja Krammer(3)	2015	*	21	21
President and Director;	2014		250	250
President and Director of BioPharmX, Inc.	2013		—	—

Kin F. Chan, Ph.D.(4)	2015	*	19	19
Executive Vice President of Research & Development	2014		197	197
	2013		—	—

Kade Thompson(5)	2015	*	—	—
CEO, CFO, Director of Thompson Designs	2014		—	—
	2013		—	—

* Represents the one month transition period ended January 31, 2015 with the transition period salary pro-rated based on the respective executive’s annual salary.

(1)                                 Amounts set forth in this column represent salary earned during the indicated period.

(2)                                 Mr. Pekarsky was appointed as our Chief Executive Officer, Chief Financial Officer, Treasurer and Chairman on January 21, 2014. Mr. Pekarsky has been the Chief Executive Officer, Treasurer and a director of BioPharmX, Inc. since its inception. Mr. Pekarsky deferred a portion of his salary.

(3)                                 Ms. Krammer was appointed as a director President and Secretary on January 21, 2014. Ms. Krammer has been the President, Secretary and a director of BioPharmX, Inc. since its inception. Ms. Krammer deferred a portion of her salary.

(4)                                 Dr. Chan was hired on February 17, 2014 as our Executive Vice President of Research & Development. Dr. Chan deferred a portion of his salary.

(5)                                 Mr. Thompson resigned as Thompson Designs Inc.’s sole director, Chief Executive Officer, President, Treasurer and Secretary on January 21, 2014, and received no compensation during the month of January 2015 or years ended December 31, 2013 and 2014.

Mr. Pekarsky’s Employment Agreement

On January 21, 2014, we entered into an employment agreement with Mr. Pekarsky, pursuant to which Mr. Pekarsky is employed as our Chief Executive Officer and Chief Financial Officer for a term of four years with a one-year automatic renewal term. Mr. Pekarsky’s employment agreement terminates immediately in the event of his death or disability or, in the event either we or Mr. Pekarsky delivers written notice of termination to the other party, on the fifteenth day following delivery of such notice of termination. In addition, we may immediately terminate Mr. Pekarsky’s employment agreement in the event Mr. Pekarsky breaches such agreement or upon the occurrence of an event that would constitute cause (as defined in his employment agreement). Mr. Pekarsky’s employment agreement provides for a base salary of $250,000 per year and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors. Mr. Pekarsky’s employment agreement also provides that Mr. Pekarsky will be subject to nondisclosure, noncompetition, and nonsolicitation covenants for specified periods following the termination of his employment with us.

If we terminate Mr. Pekarsky’s employment without cause (as defined in his employment agreement) or if Mr. Pekarsky resigns for good reason (as defined in his employment agreement) within 12 months of a change in control (as defined in his employment agreement) and he delivers a customary release of claims, he would be entitled to: (i) an amount equal to four times his annual compensation; (ii) a continuation of company-paid health and group- term life insurance benefits applicable to him as of the change of control (or provision of benefits equivalent thereto) for 24 months; and (iii) 100% acceleration of his then unvested options, restricted stock awards, performance shares, stock appreciation rights, and, subject to limitations imposed by the applicable award agreement and Section 409A of the Code, restricted stock units, performance- based restricted stock units, and long-term cash incentives.

Ms. Krammer’s Employment Agreement

On January 21, 2014, we entered into an employment agreement with Ms. Krammer, pursuant to which Ms. Krammer is employed as our President for a term of four years with a one-year automatic renewal term. Ms. Krammer’s employment agreement terminates immediately in the event of her death or disability or, in the event either we or Ms. Krammer delivers written notice of termination to the other party, on the fifteenth day following delivery of such notice of termination. In addition, we may immediately terminate Ms. Krammer’s employment agreement in the event Ms. Krammer breaches such agreement or upon the occurrence of an event that would constitute cause (as defined in her employment agreement). Ms. Krammer’s employment agreement provides for a base salary of $250,000 per year and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors. Ms. Krammer’s employment agreement also provides that Ms. Krammer will be subject to nondisclosure, noncompetition, and nonsolicitation covenants for specified periods following the termination of her employment with us.

If we terminate Ms. Krammer’s employment without cause (as defined in her employment agreement) or if Ms. Krammer resigns for good reason (as defined in her employment agreement) within 12 months of a change in control (as defined in her employment agreement) and she delivers a customary release of claims, she would be entitled to: (i) an amount equal to four times her annual compensation; (ii) a continuation of company-paid health and group-term life insurance benefits applicable to her as of the change of control (or provision of benefits equivalent thereto) for 24 months; and (iii) 100% acceleration of her then unvested options, restricted stock awards, performance shares, stock appreciation rights, and, subject to limitations imposed by the applicable award agreement and Section 409A of the Code, restricted stock units, performance-based restricted stock units, and long-term cash incentives.

Dr. Chan’s Employment Agreement

On February 17, 2014 we entered into an Employment Agreement with Dr. Chan, pursuant to which Dr. Chan is employed as Executive Vice President of Research & Development for a term of four years with a one-year automatic renewal term. Dr. Chan’s employment agreement terminates immediately in the event of his death or disability or, in the event either we or Dr. Chan delivers written notice of termination to the other party, on the fifteenth day following delivery of such notice of termination. In addition, we may immediately terminate Dr. Chan’s employment agreement in the event Dr. Chan breaches such agreement or upon the occurrence of an event that would constitute cause (as defined in his employment agreement). Dr. Chan’s employment agreement provides for a base salary of $225,000 per year and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors. Dr. Chan’s employment agreement also provides that Dr. Chan shall be subject to nondisclosure, noncompetition, and nonsolicitation covenants for specified periods following the termination of his employment with us.

If we terminate Dr. Chan’s employment without cause (as defined in his employment agreement) or if Dr. Chan resigns for good reason (as defined in his employment agreement) within 12 months of a change in control (as defined in his employment agreement) and he delivers a customary release of claims, he would be entitled to: (i) an amount equal to two times his annual compensation; (ii) a continuation of company-paid health and group- term life insurance benefits applicable to him as of the change of control (or provision of benefits equivalent thereto) for 18 months; and (iii) 100% acceleration of his then unvested options, restricted stock awards, performance shares, stock appreciation rights, and, subject to limitations imposed by the applicable award agreement and Section 409A of the Code, restricted stock units, performance- based restricted stock units, and long-term cash incentives.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

Potential Payments upon Termination or Change of Control

The Named Executive Officers, which is defined as our principal executive officer and our next two most highly paid executive officers as of the end of the most recent fiscal year, are eligible to receive certain severance payments and benefits in connection with a termination of employment following a change in control of our company. Although we have entered into a written agreement with each of the Named Executive Officers to provide such severance payments and benefits, we, or an acquirer, may mutually agree with the Named Executive Officers to provide payments and benefits on terms that vary from those currently contemplated.

In the event of a qualifying termination of employment within 12 months of a change of control, the Named Executive Officers will be eligible to receive the payments and benefits as described above in “Employment Agreements.” The receipt of any termination based payments or benefits is subject to the Named Executive Officer executing (and not subsequently revoking) a waiver and release of claims in favor of our company or successor company.

Payments to each of Mr. Pekarsky and Ms. Krammer may be reduced in the event such payments are considered parachute payments within the meaning of Section 280G of the Code or in the event such payments trigger excise tax under Section 4999 of the Code.

Additional Narrative Disclosure

At January 31, 2015, none of our Named Executive Officers had outstanding stock options or any other equity awards.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 17, 2015:

•                  each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•                  each of our directors;

•                  each of our Named Executive Officers; and

•                  all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus this table reflects sole or shared voting or investment power with respect to our capital stock. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of April 17, 2015 to be outstanding and to be beneficially owned by the person holding such option or warrant for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

On April 17, 2015, there were 16,226,647 shares of common stock outstanding (including 4,207,987 shares of the Company’s Series A preferred stock on an as-converted basis).

Name of Beneficial Owner(1)	Shares	Percentage
Directors and Executive Officers:
James R. Pekarsky(2)	2,500,000	15.41%
Anja Krammer	2,500,000	15.41%
Kin Chan	1,200,000	7.40%
Michael Hubbard	—	—
Stephen Morlock(3)	218,382	1.35%
Ping Wang	—	—
All executive officers and directors as a group (6 persons named above)(4)	6,418,382	39.55%
5% or Greater Stockholders
Leonid Frenkel (5)	1,122,385	6.77%
KIP(6)	1,101,101	6.60%
Dong Ping Hong (7)	875,675	5.35%

(1)                                 Unless otherwise noted, the address of each person is 1098 Hamilton Court, Menlo Park, CA 94025.

(2)                                 Consists of 2,500,000 shares of our common stock held by The James Pekarsky Trust, of which James R. Pekarsky is the sole beneficiary and trustee.

(3)                                 Consists of 13,514 shares of Series A preferred stock (on an as-converted basis) and 204,868 shares of common stock held by the Stephen W. Morlock and Karen R. Morlock TIEE UPT dated 04/21/03, of which Mr. and Ms. Morlock are co-trustees and co-beneficiaries.

(4)                                 Consists of 13,514 shares of Series A preferred stock and 6,404,868 shares of our common stock held by all directors and executive officers as a group.

(5)                                 Consists of (i) 435,267 shares of common stock held by Periscope Partners L.P. where Leonid Frenkel is a general partner with shared investment and voting power of those shares, (ii) 343,559 shares of common stock held by Mr. Frenkel, and (iii) 343,559 shares of common stock issuable to Mr. Frenkel upon exercise of a warrant that could be exercised within 60 days of April 17, 2015, thus qualifying for inclusion in beneficial ownership.

(6)                                 Consists of (i) 96,667 vested shares and 193,333 restricted shares that may vest within 60 days of April 17, 2015 (all held by KIP), (ii) 540,541 shares of our Series A preferred stock held by KIP (on an as-converted basis) and (iii) 270,270 shares of our common stock issuable to KIP upon exercise of a warrant that could be exercised within 60 days of April 17, 2015, thus qualifying for inclusion in beneficial ownership. Although Ping Wang is a Principal of Korea Investment Partners Co., Ltd., which manages KIP, Mr. Wang does not have voting and dispositive power over the shares issued to KIP.

(7)                                 Consists of (i) 540,541 shares of Series A preferred stock (on an as-converted basis) held by Dong Ping Hong, (ii) 200,000 shares of common stock held by Mr. Hong and (iii) 135,134 shares of our common stock issuable to Mr. Hong upon exercise of a warrant that could be exercised within 60 days of April 17, 2015, thus qualifying for inclusion in beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise or settlement of stock options and rights under all of our existing equity compensation plans as of January 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (Column a)		Weighted- Average Exercise Price of Outstanding Options and Rights (Column b) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (Column c) (3)
Equity compensation plans approved by security holders	2,689,252		$0.91	1,043,000
Equity compensation plans not approved by security holders	193,333	(1)	—	—
Total	2,882,585		$0.91	1,043,000

(1)                                 Shares to be issued for director services rendered by Ping Wang.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, since January 1, 2014 (the beginning of our 2014 fiscal year), to which we were a party or will be a party, in which:

•                  the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our assets for the last two fiscal years; and

•                  any of our directors, executive officers, promoters or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which are described where required under “Executive Compensation.”

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

On December 21, 2012, we borrowed $3,000 from Kade Thompson, under the terms of a Promissory Note due December 21, 2014.  The note bore interest of 5% per annum payable at maturity and was cancelled in connection with the Share Exchange.

Since our inception, our founding executives, Mr. Pekarsky, Ms. Krammer and Dr. Chan, have made advances to cover short-term operating expenses. These advances are non-interest bearing. As of January 31, 2015, and December 31, 2013 and 2014, our related party payables were $218,000, $199,000 and $125,000, respectively, as noted in the table below.

	Month ended January 31,	Year ended December 31,
	2015	2014	2013
James Pekarsky	$65,000	$59,000	$112,000
Anja Krammer	81,000	75,000	11,000
Kin F. Chan	72,000	65,000	2,000
	$218,000	$199,000	$125,000

Share Exchange Agreement

On January 23, 2014, we entered into and consummated transactions pursuant to a share exchange agreement with BioPharmX, Inc., and the stockholders of BioPharmX, Inc. (including Mr. Pekarsky, Ms. Krammer and Dr. Chan ), whereby we issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of our common stock in exchange for 100% of the shares of BioPharmX, Inc. The shares of our common stock received by the stockholders of BioPharmX, Inc.in the transaction constituted approximately 77.8% of our then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement.

Subscription Agreements

From April 2014 through November 2014, we issued and sold to accredited investors an aggregate of 4,207,987 shares of Series A preferred stock, at a purchase price of $1.85 per share, for aggregate consideration of $7.8 million pursuant to subscription agreements and issued warrants with an initial exercise price of $3.70 per share for an aggregate of 2,042,589 shares of common stock.

In connection with the Series A preferred stock financing, (i) KIP acquired 540,541 shares of Series A preferred stock from us for aggregate consideration of $1.0 million and warrants exercisable for an aggregate of 270,270 shares of common stock at $3.70 per share, (ii) Dong Ping Hong acquired 540,541 shares of Series A preferred stock from us for aggregate consideration of $1.0 million and warrants exercisable for an aggregate of 270,270 shares of common stock at $3.70 per share and (iii) Zheng Xiao acquired 540,540 shares of Series A preferred stock from us for aggregate consideration of $1.0 million and warrants exercisable for an aggregate of 270,270 shares of common stock at $3.70 per share. KIP, Dong Ping Hong and Zheng Xiao each hold more than 5% of our capital stock. Ping Wang, one of our directors, is an affiliate of KIP.

Investors also received registration rights pursuant to the subscription agreements.

Restricted Stock Purchase Agreement

On November 10, 2014 we entered into a restricted stock purchase agreement (“RSPA”) with KIP. Pursuant to the RSPA, we issued and sold to KIP 290,000 shares of common stock with 96,667 shares vesting immediately and the remaining 193,333 shares vesting on the earlier of our achieving $2 million in revenues from VI2OLET or upon a “qualified listing,” defined as uplisting to NYSE or NASDAQ within three years from the issuance of shares of Series A preferred stock, in exchange for Mr. Wang’s, a principal of KIP, services as a director.

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

Employment Agreements

We have entered into employment agreements with Mr. Pekarsky, Ms. Krammer and Dr. Chan. For a description of these agreements, see “Executive Compensation.”

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed and to be billed by the auditors for the Company, for the years ended December 31, 2014 and 2013 (in thousands). There were no billings by the auditors for the Company during the one month transition period of January 2015.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Financial Statements and Schedules

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F-1 of this Transition Report on Form 10-K is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Transition Report on Form 10-K.

(b)                                 Exhibits

See the Exhibit Index immediately following the signature page of this Transition Report on Form 10-K.

BIOPHARMX CORPORATION

FINANCIAL STATEMENTS

Months ended January 31, 2015 and 2014 (unaudited) and the Years ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioPharmX Corporation

We have audited the accompanying consolidated balance sheets of BioPharmX Corporation and its subsidiary (the “Company”) as of January 31, 2015 and December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders’ deficit, and cash flows for the one-month period ended January 31, 2015 and each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioPharmX Corporation and its subsidiary as of January 31, 2015 and December 31, 2014 and 2013, and the results of their operations and their cash flows for the one-month period ended January 31, 2015 and each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that BioPharmX Corporation and its subsidiary will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

April 20, 2015

BIOPHARMX CORPORATION

CONSOLIDATED BALANCE SHEETS

as of January 31, 2015, December 31, 2014 and 2013

(in thousands, except share and per share data)

	January 31,	December 31,
	2015	2014	2013
ASSETS
Current assets:
Cash	$1,305	$2,111	$3
Accounts receivable	1	2	—
Inventory	160	138	—
Prepaid expenses and other current assets	239	269	36
Total current assets	1,705	2,520	39
Property and equipment, net	234	235	32
Intangible assets	149	150	150
Other assets	50	50	150
Restricted cash	35	35	—
Total assets	$2,173	$2,990	$371
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,152	$486	$229
Accrued liabilities	4	426	198
Payroll liabilities	128	199	64
Deferred rent	49	51	65
Deferred revenue	6	6	—
Related party payables	218	199	125
Convertible notes, short-term	—	—	90
Total current liabilities	1,557	1,367	771
Convertible notes payable	—	—	938
Other long-term liabilities	—	—	32
Total liabilities	1,557	1,367	1,741
Commitments and contingencies (Note 11)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; 4,207,987, 4,207,987 and no shares issued and outstanding at January 31, 2015, December 31, 2014, and 2013, respectively (liquidation preference of $8.0 million as of January 31, 2015)	6,823	6,730	—
Stockholders’ deficit:
Common stock, $0.001 par value; 90,000,000 shares authorized; 11,415,416, 11,375,311 and 7,025,000 shares issued and outstanding at January 31, 2015, December 31, 2014 and 2013, respectively	11	11	7
Additional paid-in capital	4,416	4,372	306
Accumulated deficit	(10,634)	(9,490)	(1,683)
Total stockholders’ deficit	(6,207)	(5,107)	(1,370)
Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$2,173	$2,990	$371

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013

(in thousands, except share and per share data)

	Month of January 31,		Year ended December 31,
	2015	2014	2014	2013
		(Unaudited)
Revenue	$1	$—	$—	$—
Cost of goods sold	1	—	—	—
Gross margin	0	—	—	—
Operating expenses:
Research and development	365	103	2,519	671
Sales and marketing	378	73	2,299	132
General and administrative	401	165	2,953	711
Total operating expenses	1,144	341	7,771	1,514
Loss from operations	(1,144)	(341)	(7,771)	(1,514)
Other income	—	—	40	—
Interest expense, net	—	(23)	(76)	(74)
Net and comprehensive loss	(1,144)	(364)	(7,807)	(1,588)
Accretion on Series A convertible redeemable preferred stock	(43)	—	(163)	—
Deemed dividend on Series A convertible redeemable preferred stock	(50)	—	(159)	—
Net loss available to common stockholders	$(1,237)	$(364)	$(8,129)	$(1,588)
Basic and diluted net loss available to common stockholders per share	$(0.11)	$(0.05)	$(0.80)	$(0.22)
Shares used in computing basic and diluted net loss per share	11,408,000	7,750,000	10,217,000	7,119,000

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED

STOCK AND STOCKHOLDERS’ DEFICIT

for the month ended January 31, 2015 and the years ended December 31, 2014 and 2013

(in thousands, except share and per share data)

	Series A Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2012	—	$—	7,400,000	$7	$42	$(95)	$(46)
Repurchase of common stock	—	—	(375,000)	—	—	—	—
Stock-based compensation	—	—	—	—	58	—	58
Issuance of convertible notes payable with beneficial conversion feature	—	—	—	—	206	—	206
Net and comprehensive loss	—	—	—	—	—	(1,588)	(1,588)
Balance at December 31, 2013	—	—	7,025,000	7	306	(1,683)	(1,370)
Thompson Designs, Inc. common stock assumed in conjunction with Share Exchange	—	—	2,000,000	2	(2)	—	—
Issuance of convertible notes payable with beneficial conversion feature	—	—	—	—	204	—	204
Issuance of common stock due to exercise of options and release of awards	—	—	824,310	1	98	—	99
Issuance of warrants to non-employees	—	—	—	—	204	—	204
Conversion of convertible notes payable to common stock	—	—	1,526,001	1	1,846	—	1,847
Stock-based compensation	—	—	—	—	1,193	—	1,193
Issuance of preferred stock, related warrants and common stock	4,207,987	6,408	—	—	845	—	845
Interest on preferred stock	—	159	—	—	(159)	—	(159)
Accretion of stock issuance costs		163	—	—	(163)		(163)
Net and comprehensive loss	—	—	—	—	—	(7,807)	(7,807)
Balance at December 31, 2014	4,207,987	6,730	11,375,311	11	4,372	(9,490)	(5,107)
Stock-based compensation	—	—	—	—	99	—	99
Issuance of common stock due to exercise of options and release of awards	—	—	40,105	—	38	—	38
Interest on preferred stock	—	50	—	—	(50)	—	(50)
Accretion of stock issuance costs	—	43	—	—	(43)	—	(43)
Net and comprehensive loss	—	—	—	—	—	(1,144)	(1,144)
Balance at January 31, 2015	4,207,987	$6,823	11,415,416	$11	$4,416	$(10,634)	$(6,207)

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013

(in thousands)

	Month ended January 31,		Year ended December 31,
	2015	2014	2014	2013
		(Unaudited)
Cash flows from operating activities:
Net loss	$(1,144)	$(364)	$(7,807)	$(1,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	99	11	1,193	58
Depreciation expense	1	—	25	5
Warrants issued for services provided	—	—	99	—
Amortization expense	1	—	—	—
Noncash interest expense	—	12	76	74
Changes in assets and liabilities:
Accounts receivable	1	—	(2)	—
Inventories	(22)	—	(138)	—
Prepaid expenses and other assets	30	(21)	(133)	(184)
Accounts payable	666	36	257	446
Accrued expenses and other liabilities	(424)	(20)	214	—
Payroll liabilities	(71)	(39)	135	—
Deferred revenue	—	—	6	—
Related party payables	19	1	74	109
Net cash used in operating activities	(844)	(384)	(6,001)	(1,080)
Cash flows from investing activities:
Change in restricted cash	—	—	(35)	—
Purchases of property and equipment	—	(8)	(228)	(25)
Purchase of intellectual property	—	—	—	(60)
Net cash used in investing activities	—	(8)	(263)	(85)
Cash flows from financing activities:
Proceeds from issuance of common stock	38	—	99	—
Repurchase of common stock	—	—	—	—
Net proceeds from issuance of convertible redeemable preferred stock and common stock warrants	—	—	7,253	—
Proceeds from issuance of convertible notes payable	—	749	1,020	1,030
Net cash provided by financing activities	38	749	8,372	1,030
Net increase (decrease) in cash	(806)	357	2,108	(135)
Cash at beginning of year	2,111	3	3	138
Cash at end of year	$1,305	360	$2,111	$3
Non-cash investing and financing activities:
Intellectual assets purchase accrued	$—	$—	$—	$90
Conversion of convertible notes payable to common stock	$—	$—	$1,847	$—
Fair value of beneficial conversion feature issued in connection with convertible notes payable	$—	$148	$204	$206
Issuance of common stock warrants in connection with convertible notes payable	$—	$—	$105	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CHANGE IN FISCAL YEAR END

On March 26, 2015, the board of directors of BioPharmX Corporation approved a change in our fiscal year end from December 31 to January 31.  As a result of this change the Company is filing this Transition Report on Form 10-K for the one-month transition period ended January 31, 2015.  Corresponding results for the years ended December 31, 2014 and 2013 are both for 12 month periods.  In addition, the consolidated statements of operations and comprehensive loss and cash flows also include an unaudited one-month period ended January 31, 2014.

2. FORMATION AND BUSINESS OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has only one wholly owned subsidiary, BioPharmX, Inc. a Nevada corporation.

The Company is a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, while in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles taking advantage of the abbreviated regulatory approval pathway available for reformulated drugs that are bioequivalent to FDA-approved products. The Company’s platform technologies include innovative delivery mechanisms for molecular iodine and antibiotics.

Since the Company’s inception, they have devoted substantially all their efforts to developing their product candidates including conducting preclinical and clinical trials and providing general and administrative support for these operations.  The Company commercially launched their breast health supplement at the end of 2014, although to-date the Company has not generated any revenue from product sales and they are not dependent on sales to any one customer.  The Company has financed their operations primarily through the sale of equity securities and convertible debt securities from which it raised $9.6 million of net cash from its inception through January 31, 2015.

Share Exchange

The Company was originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. On January 23, 2014, the Company (then operating as Thompson Designs, Inc.), BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., entered into and consummated transactions pursuant to a share exchange agreement, such transaction referred to as the Share Exchange, whereby the Company issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of its common stock, in exchange for 100% of the shares of BioPharmX, Inc. The shares of the Company’s common stock received by the stockholders of BioPharmX, Inc. in the Share Exchange constituted approximately 77.8% of our then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement. As a result of the Share Exchange, BioPharmX, Inc. became the Company’s wholly-owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition with BioPharmX, Inc. as the acquirer and the Company as the acquired party, and as a result the historical financial statements prior to the Share Exchange included in this Transition Report on Form 10-K are the historical financial statements of BioPharmX, Inc. On March 3, 2014, we changed the Company’s name to BioPharmX Corporation. On May 16, 2014, the Company reincorporated from Nevada to Delaware.

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

Use of Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its significant accounting policies or estimates. The Company bases our estimates on historical experience and on various market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates and such differences may be material to the financial statements.

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

Revenue Recognition

The Company shipped its first product to a retailer in December 2014. The product, the VI2OLET iodine dietary supplement, is a new product in the dietary supplement field. Revenue is recognized provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, calculability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and The Company does not have any significant post-shipment obligations. The Company recognizes revenue on a sell through basis since the Company does not have the historical information to estimate product returns. As a result, the Company accounts for these product shipments using a deferred revenue recognition model. Under the deferred revenue recognition model, the Company does not recognize revenue upon product shipment. For these product shipments, the Company invoices the reseller, records deferred revenue at gross invoice sales price, and classifies the cost basis of the product held by the wholesaler as a component of inventory. The Company recognizes revenue when product is sold by the reseller to the end-user, on a first-in first-out (FIFO) basis.

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

Intangible Assets

Intangible assets related to in-process research and development (IPR&D) projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development (R&D) efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis as well as between annual tests if the Company become aware of any events or changes that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained or the underlying product begins sales, the associated assets are deemed finite- lived and are amortized based on their respective estimated useful lives at that point in time.

Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

Amortization of the intangible assets commenced in January 2015 with the first recognition of revenue related to VI2OLET and is being taken on a straight-line basis over 5 years.

Intangible assets acquired are accounted for based on the fair value of assets purchased and are amortized over the period in which economic benefit is estimated to be received. Identifiable intangible assets were as follows (in thousands):

	As of January 31, 2015
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Intangible assets	5 years	$150	$(1)	$149

During the one-month period ended January 31, 2015, $1,000 of amortization was expensed to costs of net revenues. As of January 31, 2015, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Years ending January 31:
2016	$30
2017	30
2018	30
2019	30
2020	29
Total	$149

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

Comprehensive Loss

Comprehensive loss is the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, the Company’s comprehensive loss is equal to the net loss. There were no components of other comprehensive loss for any of the periods presented.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $90,000, $2,000 (unaudited), $68,000 and $7,000 in the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, respectively.

Net Loss Per Share Attributable to BioPharmX Common Stockholders

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share attributable to BioPharmX common stockholders:

	Month ended January 31,		Year ended December 31,
	2015	2014	2014	2013
		(unaudited)
Numerator:
Net loss attributable to BioPharmX common stockholders (in thousands)	$(1,237)	$(364)	$(8,129)	$(1,588)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net loss per share attributable to BioPharmX common stockholders	11,408,000	7,750,000	10,217,000	7,119,000
Effect of dilutive securities:
Stock options and equivalents	—	—	—	—
Convertible preferred stock	—	—	—	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net loss per share attributable to BioPharmX common stockholders	11,408,000	7,750,000	10,217,000	7,119,000

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Month ended January 31,		Years ended December 31,
	2015	2014	2014	2013
Convertible redeemable preferred stock	4,207,987	—	4,207,987	—
Stock options and awards to purchase common stock	2,882,585	2,606,000	2,802,690	2,606,000
Common stock warrants	2,702,543	—	2,702,543	—

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

Under ASU 2014-10, entities are no longer required to apply the presentation and disclosure provisions of ASC 915 during annual periods beginning after December 15, 2014. In addition, the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015 for public entities and are effective for annual periods beginning after December 15, 2016 for nonpublic entities. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities).

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

3. GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations since inception. The Company has not generated revenues and has funded its operating losses through the issuance of convertible notes payable and Series A convertible redeemable preferred stock (Series A preferred stock). The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1.1 million, $364,000 (unaudited), $7.8 million and $1.6 million during the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, respectively, and has an accumulated deficit of $10.6 million as of January 31, 2015. As of January 31, 2015, the Company had working capital of $148,000. While management of the Company believes that it has a plan to fund on-going operations, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

•                  The discovery of key raw materials to formulate novel products depends on the Company’s ability to identify, negotiate and secure procurement of such materials. This also depends on the Company’s ability to establish comprehensive and long term vendor contracts and relationships.

•                  The Company’s ability to compete and to achieve its product platform strategy depends on its ability to protect its proprietary discoveries and technologies. The Company currently relies on a combination of copyrights, trademarks, trade secret laws and confidentiality agreements to protect its intellectual property rights. The Company also relies upon unpatented know-how and continuing technological innovation.

•                  The Company’s continued operations are dependent upon its ability to identify, recruit and retain adequate management personnel and contractors to perform certain jobs such as research and development, patent generation, regulatory affairs and general administrative functions. The Company requires highly trained professionals of varying levels and experience along with a flexible work force.

•                  The Company’s ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a market for the Company’s VI2OLET iodine dietary supplement.

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

As of January 31, 2015 and December 31, 2014 and 2013, the Company held no assets or liabilities with instrument valuations measured on a recurring basis.

5. INVENTORY

Inventory at January 31, 2015, December 31, 2014 and 2013 consisted of the following (in thousands):

	January 31,	December 31,
	2015	2014	2013
Work in Process	$61	$135	$—
Finished Goods	64	2	—
Channel Inventory	35	1	—
	$160	$138	$—

6. PROPERTY AND EQUIPMENT

Property and equipment, net at January 31, 2015, December 31, 2014 and 2013 consisted of the following (in thousands):

	January 31,	December 31,
	2015	2014	2013
Furniture	$18	$18	$11
Lab equipment	26	26	12
Computers and equipment	78	78	15
Software	144	144	—
	266	266	38
Less: accumulated depreciation	(32)	(31)	(6)
	$234	$235	$32

Depreciation expense for the months ended January 31, 2015 and 2014 and years ended December 31, 2014 and 2013 was $1,000, $0 (unaudited), $25,000 and $5,000.

7. RESTRICTED CASH

The Company has restricted cash in the amount of $35,000 held by Bank of America in a money market account to secure the credit line of the Company’s credit cards.

8. ACCRUED LIABILITIES

Accrued liabilities at January 31, 2015, December 31, 2014 and 2013 consisted of the following (in thousands):

	January 31,	December 31,
	2015	2014	2015
Marketing	$—	$267	$—
Legal	—	80	89
Production	—	57	—
Intellectual property	—	—	90
Other	4	22	19
Total accrued liabilities	$4	$426	$198

9. RELATED PARTY PAYABLES

Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. Additionally, since the beginning of 2014 a portion of their compensation is being deferred and is included in this balance. These advances and deferred compensation are non-interest bearing. As of January 31, 2015, December 31, 2014 and 2013, related party payables were $218,000, $199,000 and $125,000, respectively.

10. LONG-TERM OBLIGATIONS

Financing Arrangements

In September and November 2012, the Company issued convertible notes payable (“Notes”) to two individuals, respectively, in exchange for $200,000 in cash. These Notes carry an interest rate of 6% per annum and mature in September and November 2015, respectively, with principal and interest payable at maturity.

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

As a result of this beneficial conversion feature, the Company recorded $0, $148,000, $204,000 and $206,000, as a debt discount during the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013. The debt discount was amortized to interest expense over the term of the Notes using the effective interest rate method. The amortization expense related to the debt discount was $0, $12,000, $49,000 and $41,000 for the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company completed a private placement (the “Private Placement”) of shares of its Series A preferred stock and warrants to purchase common stock (“Warrants”). The Private Placement was consummated in a series of closings that occurred between April 2014 and November 2014. The Company sold to accredited investors and non-U.S. persons 4.2 million shares of Series A preferred stock at a per share price of $1.85 for total net proceeds of approximately $7.3 million and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 2.0 million shares of the Company’s common stock, at an exercise price of $3.70 per share pursuant to a series of subscription agreements. See Note 12.

As a result, upon the first Series A preferred stock closing on April 11, 2014, the convertible notes payable balance, net of unamortized discounts, of $1.8 million was converted into 1,526,001 shares of common stock. The balance of the accrued interest was waived. As of January 31, 2015, there were no remaining outstanding convertible notes.

11. COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016. Future minimum commitments under this lease are as follows (in thousands):

Twelve months ended January 31:
2016	$288
2017	246
Total	$534

Legal Proceedings

The Company is not currently a party to any legal proceedings. The Company is not aware of any pending legal proceeding to which any of its officers, directors, or any beneficial holders of 5% or more of its voting securities are adverse to us or have a material interest adverse to us.

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

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

•                  Pay a royalty of 3% of net sales for the first 24 months of commercialization and 2% of net sales thereafter for a prescription iodine tablet developed and commercialized under the license.

•                  Pay a royalty of 3% of net sales for the first 12 months of commercialization for other products developed and commercialized under the license and 2% of net sales thereafter until expiration of applicable patents covering such products and 1% thereafter.

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

The Company capitalized as Intangible Assets, in the year ended December 31, 2013, the amount of $150,000 related to this agreement. No royalties have been paid as of January 31, 2015.

12. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

On March 27, 2013, the Company terminated one of the founders and repurchased 375,000 shares for $18.

As described in Note 2, on January 23, 2014, the Company issued 7,025,000 shares of its common stock to BioPharmX, Inc. stockholders.

As described in Note 10, on April 11, 2014, the Company’s convertible notes and eligible interest were converted to 1,526,001 shares of common stock upon the first closing of the offer and sale of Series A preferred stock.

During the year ended December 31, 2014, the Company issued 727,643 shares of common stock upon the exercise of stock options.

In November 2014, the Company issued 290,000 shares of common stock to Korea Investment Partners Expansion Platform Fund of which 96,667 vested immediately and 193,333 will vest upon completion of the $2 million investment outlined in the Series A preferred stock subscription agreement. The unvested shares are not considered outstanding for financial reporting purposes.

At January 31, 2015, the Company had 11,415,416 shares of common stock currently issued and outstanding.

Series A Preferred Stock

The Company entered into Subscription Agreements for a private placement of shares of our Series A preferred stock and Warrants with 47 accredited investors during 2014 whereby the Company sold an aggregate of 4,207,987 shares of Series A preferred stock at a per share price of $1.85 for gross proceeds of $7.5 million and issued to the investors for no additional consideration the Warrants to purchase in the aggregate 2,042,589 shares of the Company’s common stock, with an exercise price of $3.70 per share.

The Warrants with an allocated fair value of $845,000 were classified as additional paid-in capital. The Company determined the fair value using the Black-Scholes pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6% to 4.0%, contractual term of 5 years and expected volatility of 88.8%. These Warrants were immediately exercisable, and as of January 31, 2015, were all outstanding.

In connection with the Subscription Agreements, the Company, the majority stockholders of the Company and the Investors entered into Investor Rights Agreements (the Investor Rights Agreements) with the Investors, whereby the Investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major stockholders, and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A preferred stock and hold at least 30% of such shares (the “Qualified Subscribers”). The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A preferred stock, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

Significant terms of Series A preferred stock are as follows:

•                  Holders of the Series A preferred stock are entitled to interest payment at the rate of 6% of the purchase price per annum. The Company has the option to pay this interest in shares of common stock or in cash. As of January 31, 2015, $209,000 in interest has been accreted to the Series A preferred stock. Holders of the Series A preferred stock are entitled to receive dividends on an as converted basis with the holders of the Company’s common stock.

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

•                  If the Company fails to effect the uplisting within three years from the issuance of shares of Series A preferred stock, the holders will have the right to require the Company to redeem all or a portion of the then outstanding Series A preferred stock at a price per share equal to the Series A preferred stock liquidation preference.

Warrants

In addition to the Warrants issued in conjunction with the Subscription Agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. The Company also issued to a qualified investor as a part of his convertible loan package for 343,559 shares of common stock at an exercise price of $1.85 per share, which was valued at $105,000. These warrants expire after five years. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 5 years and expected volatility of 88.8%. These Warrants were immediately exercisable, and as of January 31, 2015, were all outstanding.

Equity Incentive Plan

On January 23, 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Options”), stock (“Restricted Stock” or “Unrestricted Stock”) and stock appreciation rights (“SARs”). Options previously issued under the BioPharmX, Inc. 2011 Equity Incentive Plan were substituted, and options under the 2014 Plan were issued to replace all substituted BioPharmX, Inc. options.

The Company currently has time-based options outstanding. The time- based options generally vest in two to four years and expire ten years from the date of grant. Total number of shares originally reserved and available for grant and issuance pursuant to this Plan was 2,700,000. Shares issued under the Plan will be drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. On November 7, 2014, the Company increased the stock available to the 2014 Equity Incentive Plan for options grants from 2,700,000 shares to 4,500,000 shares. At January 31, 2015, there were 1,043,000 shares available for grant under the Plan.

The following table summarizes the Company’s stock option activities for the month ended January 31, 2015 and the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of January 1, 2013	1,150,000	$0.06
Granted	1,456,000	0.40
Exercised	—	—
Cancelled	—	—
Outstanding as of December 31, 2013	2,606,000	$0.25
Granted	891,000	1.85
Exercised	(727,643)	0.14
Cancelled	(160,000)	0.37
Outstanding as of December 31, 2014	2,609,357	$0.82	8.52	$5,686
Granted	130,000	2.75
Exercised	(40,105)	0.95
Cancelled	(10,000)	1.85
Outstanding as of January 31, 2015	2,689,252	$0.91	8.58	$5,625
Vested and exercisable	1,019,299	$0.43	7.88	$2,619
Vested and expected to vest	2,561,421	$0.88	8.55	$5,420

The weighted average grant date fair values of the stock options granted during the month ended January 31, 2015 and the years ended December 31, 2014 and 2013 were $1.92, $1.10 and $0.28 per share, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2015 (in thousands, except contractual life and exercise price):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.05 - $0.35	1,548,252	7.83	$0.21	829,925	$0.17
$1.00	130,000	8.87	$1.00	64,374	$1.00
$1.85	881,000	9.66	$1.85	125,000	$1.85
$2.75	130,000	9.95	$2.75	—	—
	2,689,252	8.58	$0.91	1,019,299	$0.43

The total intrinsic value of employee stock options exercised during the month ended January 31, 2015, and the years ended December 31, 2014 and 2013 was $82,000, $676,000 and zero, respectively.

As of January 31, 2015, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 3.26 years and will be adjusted for subsequent changes in estimated forfeitures.

13. STOCK-BASED COMPENSATION.

The following table summarizes the stock-based compensation expenses included in our Statement of Operations and Comprehensive Loss for the months ended January 31, 2015 and 2014 and the years ended December 31, 2014 and 2013 (in thousands):

	Month ended January 31,		Years ended December 31,
	2015	2014	2014	2013
		(Unaudited)
Research and development	$27	$8	$228	$30
Sales and marketing	40	1	147	7
General and administrative expenses	32	2	818	21
Stock-based compensation expense, net of tax	$99	$11	$1,193	$58

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

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes- Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

We used the following assumptions to calculate the estimated fair value of the awards for the the month ended January 31, 2015 and the years ended December 31, 2014 and 2013:

	Month ended January 31	Years ended December 31,
	2015	2014	2013
Expected volatility	82.1%	82.2%	82.1%
Expected term in years	6.0	6.0	5.51 - 6.08
Risk-free interest rate	1.56%	1.74%	0.61% - 1.62%
Expected dividend yield	—%	—%	—%

No options were granted in the month ended January 31, 2014.

14. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company has made no contributions to the plan for the months ended January 31, 2015 and 2014 or the years ended December 31, 2014 and 2013.

15. INCOME TAXES

No federal income taxes were provided in the month ended January 31, 2015 or years ended December 31, 2014 and 2013 due to the Company’s net losses. State minimum income and franchise taxes are included in general and administrative expenses and were immaterial for the periods presented.

At January 31, 2015, the Company had available federal net operating loss (“NOL”) carry-forwards of approximately $8.8 million which will begin to expire in 2031 and California state NOL carry-forwards of approximately $8.8 million which will begin to expire in 2021. At January 31, 2015, December 31, 2014 and 2013, the net deferred tax assets of approximately $3.6 million, $3.2 million and $594,000, respectively, generated primarily by NOL carry-forwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by approximately $0.4 million, $2.6 million and $563,000 during the month ended January 31, 2015 and years ended December 31, 2014 and 2013, respectively.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of January 31, 2015, December 31, 2014 and 2013, the Company did not have any material unrecognized tax benefits. The tax years from 2010 to 2014 remain open for examination by the federal and state authorities.

16. SUBSEQUENT EVENTS

In March and April 2015, we amended certain warrants to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same.  As of April 1, 2015, the holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655.

On April 9, 2015, we filed a Form S-1 with the SEC in connection with a proposed public offering of common stock for an aggregate offering amount up to $20 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, State of California, on this 20th day of April, 2015.

BioPharmX Corporation

By:	/s/ JAMES PEKARSKY
Name: James Pekarsky
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES PEKARSKY	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of	April 20, 2015
James Pekarsky	Directors (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

/s/ ANJA KRAMMER
Anja Krammer	President and Director	April 20, 2015

/s/ PING WANG
Ping Wang	Director	April 20, 2015

/s/ MICHAEL HUBBARD
Michael Hubbard	Director	April 20, 2015

/s/ STEPHEN MORLOCK
Stephen Morlock	Director	April 20, 2015

EXHIBIT INDEX

Exhibit				Incorporated by Reference			Filed
Number		Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
2.1		Form of Share Exchange Agreement dated January 23, 2014 by and among Thompson Designs, Inc., BioPharmX, Inc. and BioPharmX, Inc. Stockholders	8-K	000-54871	1/27/2014	2.1
3.1		Certificate of Incorporation	S-8	333-201708	1/26/2015	4.01
3.2		Bylaws	S-8	333-201708	1/26/2015	4.02
4.1		Specimen Stock Certificate	S-8	333-201708	1/26/2015	4.03
4.2		Certificate of Designations, Preferences and Rights of Series A Preferred Stock	10-K	000-54871	3/30/2015	4.2
4.3		Certificate of Validation of Certificate of Designations, Preferences and Rights of Series A Preferred Stock filed with the Delaware Secretary of State on March 17, 2015	10-K	000-54871	3/30/2015	4.3
10.1		Form of Stock Purchase Agreement between Kade Thompson and BioPharmX, Inc.	8-K	000-54871	1/27/2014	10.1
10.2	*	Form of Employment Agreement between James Pekarsky and Thompson Designs, Inc.	8-K	000-54871	1/27/2014	10.2
10.3	*	Form of Employment Agreement between Anja Krammer and Thompson Designs, Inc.	8-K	000-54871	1/27/2014	10.3
10.4	*	Employment Agreement between Kin F. Chan, PhD and the Company	10-K	000-54871	12/31/2014	10.4
10.5		Amended and Restated Collaboration and License Agreement dated March 1, 2013 between BioPharmX, Inc. and Iogen LLC	8-K	000-54871	1/27/2014	10.4
10.6		Collaboration and Supply Agreement dated October 22, 2013 between BioPharmX, Inc. and Nutech Medical, Inc.	8-K	000-54871	1/27/2014	10.5
10.7		Lease Agreement dated August 23, 2013 between Prologis, L.P. and BioPharmX, Inc.	8-K	000-54871	1/27/2014	10.6
10.8	*	2014 Equity Incentive Plan	8-K	000-54871	1/27/2014	10.7
10.9	*	Form of 2014 Equity Incentive Plan award agreement	S-8	333-201708	1/26/2015	4.05
10.10		Form of Securities Purchase Agreement	8-K	000-54871	1/27/2014	10.8
10.11		Form of Subscription Agreement	10-K	000-54871	3/31/2014	10.11
10.12		Investor Rights Agreement between the Company, Senior Management of the Company and the parties to Subscription Agreements	10-K	000-54871	3/31/2014	10.12
10.13		Promissory Note, dated December 21, 2012 between Thompson Designs, Inc. and Kade Thompson	10-K	000-54871	12/31/2012	10.1
10.14		Voting Agreement, dated October 24, 2014, between KIP Overseas Platform Expansion Fund, James Pekarsky and Anja Krammer	8-K	000-54871	11/12/2014	10.3
10.15		Subscription Agreement, dated October 24, 2014, between the Company and KIP Overseas Expansion Platform Fund	10-K	000-54871	12/31/2014	10.15
16.1		Letter of Silberstein Ungar, PLLC to the SEC dated January 23, 2014	8-K	000-54871	1/27/2014	16.1
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Burr Pilger Mayer, Inc., independent registered public accounting firm					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
31.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*                                         Indicates a management contract, compensatory plan or arrangement