Form 10-Q
period 2015-04-30
BioPharmX Corp
filed 2015-06-12
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-37411

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

As of June 11, 2015, there were outstanding 12,101,609 shares of the registrant’s common stock, $0.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BioPharmX Corporation

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	April 30,	January 31,
	2015	2015
Assets
Current assets:
Cash	$479	$1,305
Accounts receivable	6	1
Inventories	215	160
Prepaid expenses and other current assets	672	239
Total current assets	1,372	1,705

Property and equipment, net	226	234
Intangible assets	142	149
Other assets	50	50
Restricted cash	35	35

Total assets	$1,825	$2,173

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,781	$1,152
Accrued expenses and other current liabilities	417	59
Payroll liabilities	202	128
Related party payables	274	218
Total current liabilities	2,674	1,557

Commitments and contingencies (Note 5)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; 4,207,987 issued and outstanding at April 30, 2015 and January 31, 2015 (liquidation preference of $8.1 million as of April 30, 2015)	7,061	6,823
Stockholders’ deficit:
Common stock, $0.001 par value; 90,000,000 shares authorized; 12,026,994 and 11,415,416 shares issued and outstanding at April 30, 2015 and January 31, 2015, respectively	12	11
Additional paid-in capital	6,336	4,416
Accumulated deficit	(14,258)	(10,634)
Total stockholders’ deficit	(7,910)	(6,207)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$1,825	$2,173

BioPharmX Corporation

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three months ended April 30,
	2015	2014

Revenues, net	$4	$—
Cost of goods sold	9	—
Gross deficit Operating expenses:	(5)	—
Research and development	1,076	540
Sales and marketing	1,081	214
General and administrative	1,026	531

Total operating expenses	3,183	1,285

Loss from operations	(3,188)	(1,285)
Other expense	(436)	—
Interest expense, net	—	(50)

Net and comprehensive loss	(3,624)	(1,335)
Accretion on Series A convertible redeemable preferred stock	(123)	—
Deemed dividend on Series A convertible redeemable preferred stock	(116)	—
Net loss available to common stockholders	$(3,863)	$(1,335)

Basic and diluted net loss available to common stockholders per share	$(0.33)	$(0.14)

Shares used in computing basic and diluted net loss per share	11,741,000	9,351,000

BioPharmX Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three months ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,624)	$(1,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	300	115
Expense related to modification of warrants	436	—
Depreciation expense	8	2
Amortization expense	7	—
Noncash interest expense	—	25
Changes in assets and liabilities:
Accounts receivable	(5)	—
Inventories	(55)	—
Prepaid expenses and other assets	(896)	(265)
Accounts payable	1,092	197
Accrued expenses and other liabilities	358	(29)
Payroll liabilities	74	34
Related party payables	56	97

Net cash used in operating activities	(2,249)	(1,159)

Cash flows from investing activities:
Purchases of property and equipment	—	(9)

Net cash used in investing activities	—	(9)

Cash flows from financing activities:
Proceeds from exercise of common stock	11	—
Net proceeds issuance of convertible redeemable preferred stock and warrants	—	1,456
Proceeds from exercise of common stock warrants	1,412	—
Proceeds from issuance of convertible notes payable	—	280

Net cash provided by financing activities	1,423	1,736

Net (decrease) increase in cash	(826)	568
Cash at beginning of period	1,305	360

Cash at end of period	$479	$928

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly owned subsidiary, BioPharmX, Inc. a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, while in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act available for repurposed/reformulated drugs. The Company believes the 505(b)(2) regulatory pathway may reduce drug development risk and could reduce the time and resources it spends during development.

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has generated a de minimis amount of revenue from product sales and the Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity securities and convertible debt securities from which it raised $11.0 million of net cash from its inception through April 30, 2015.

Change in Fiscal Year End

On March 26, 2015, the board of directors of the Company approved a change in its fiscal year end from December 31 to January 31.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 30, 2015, and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015, filed on April 20, 2015. The condensed consolidated balance sheet as of January 31, 2015, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2015 and January 31, 2015, and the Company’s results of operations and its cash flows for the three months ended April 30, 2015 and 2014.  The results for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016 or any future period.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses recognized during the reported period. Actual results could differ from those estimates.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $235,000 for the three months ended April 30, 2015.  No advertising expenses were incurred for the three months ended April 30, 2014.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed conversion of convertible notes are determined under the treasury stock method.

For the three months ended April 30, 2015 and 2014, 9,282,000 and 3,871,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Deferred Offering Costs

Deferred offering costs, which primarily consist of legal, accounting and other regulatory fees relating to a proposed public offering of the Company’s common stock (the “Offering”), are capitalized within prepaid expenses and other current assets. The deferred offering costs will be offset against the Offering proceeds upon the consummation of the Offering. In the event the Offering is terminated, deferred offering costs will be expensed.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015. There have been no significant changes in the Company’s significant accounting policies for the three months ended April 30, 2015, as compared to the significant accounting policies described in the Annual Report on Form 10-K and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015.

2. GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and negative cash flows from operations since inception. The Company has generated de minimis revenues and has funded its operating losses through the issuance of convertible notes payable, Series A convertible redeemable preferred stock and warrants.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry.

The significant risks and uncertainties described herein could have a significant negative impact on the financial viability of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.  On April 9, 2015, the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933, as amended (the “Registration Statement”), with the SEC in connection with the Offering for an aggregate offering amount of up to $20 million. Management is implementing a business model to increase working capital by managing its cash flow, securing financing and increasing revenue related to its first product.

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

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $3.6 million and $1.3 million during the three months ended April 30, 2015 and 2014, respectively, and had an accumulated deficit of $14.3 million as of April 30, 2015. As of April 30, 2015, the Company had a working capital deficit of $1.3 million. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. The Company is experiencing the following risks and uncertainties in the business:

•                  The discovery of key raw materials to formulate novel products depends on the Company’s ability to identify, negotiate and secure procurement of such materials. This also depends on the Company’s ability to establish comprehensive and long-term vendor contracts and relationships.

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

•                  The Company’s continued operations are dependent upon its ability to identify, recruit and retain adequate management personnel and contractors to perform certain jobs, such as research and development, patent generation, regulatory affairs and general administrative functions. The Company requires highly trained professionals of varying levels and experience along with a flexible work force.

•                  The Company’s ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a market for the Company’s VI2OLET iodine dietary supplement.

•                  Research and development for novel prescription or OTC based products can be very extensive and lengthy in nature, and the clinical trial process with the Food and Drug Administration can require significant funding and time consuming patient studies. The competitive landscape could change significantly over the time period to complete targeted product development milestones. The current competition for the Company’s products could also turn into strategic partners or potential acquirers in the future.

3.            BALANCE SHEET DETAIL

	April 30,	January 31,
	2015	2015
	(in thousands)
Inventories:
Work in process	$80	$61
Finished goods	11	63
Channel inventory	124	36
Total	$215	$160

	April 30,	January 31,
	2015	2015
	(in thousands)
Prepaid expenses and other current assets:
Deferred offering costs	$490	$57
Other	182	182
Total	$672	$239

	April 30,	January 31,
	2015	2015
	(in thousands)
Accrued expenses and other current liabilities:
Professional service fees	$209	$—
Marketing	72	—
Deferred revenue	51	6
Deferred rent	43	49
Other	42	4
Total	$417	$59

4.         RELATED PARTY PAYABLES

Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. Additionally, since the beginning of 2014 a portion of their compensation has been deferred and is included in this balance. These advances and deferred compensation are non-interest bearing.

5.         COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016. Future minimum commitments under this lease are as follows (in thousands):

Nine months remaining in fiscal year 2016	$217
Fiscal year 2017	246
Total	$463

Legal Proceedings

The Company is not currently a party to any legal proceedings. The Company is not aware of any pending legal proceeding to which any of its officers, directors, or any beneficial holders of 5% or more of its voting securities are adverse to the Company or have a material interest adverse to the Company.

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

License Agreement

In March 2013, the Company entered into an amended and restated collaboration and license agreement with Iogen LLC, which provides the Company the license the rights to label, market, and resell the finished inventory and ongoing manufacturing of the Iogen molecular iodine technology for future product formulation development and commercialization. New formulation patents developed by the Company will be solely owned by the Company. The agreement gives the Company a perpetual, fully paid-up, non-exclusive license to make, have made, use, sell and offer for sale and import products.

Terms of the license include:

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

The Company capitalized as intangible assets, in the year ended December 31, 2013, the amount of $150,000 related to this agreement. As of April 30, 2015 and January 31, 2015, the balance, net of amortization, was $142,000 and $149,000, respectively. No royalties have been paid as of April 30, 2015.

6.         CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company entered into subscription agreements for a private placement of shares of its Series A preferred stock and warrants with 47 accredited investors during 2014 whereby the Company sold an aggregate of 4,207,987 shares of Series A preferred stock at a per share price of $1.85 for gross proceeds of $7.5 million and issued to the investors for no additional consideration warrants to purchase in the aggregate 2,042,589 shares of the Company’s common stock, with an exercise price of $3.70 per share.  Upon achieving an uplisting to the NYSE MKT in connection with the Offering, the Series A preferred stock, along with accrued and unpaid interest payable in stock in lieu of cash, will automatically convert into shares of common stock.

In March and April 2015, the Company amended certain warrants to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of April 1, 2015, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants.  The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 4 to 5 years and expected volatility of 85.9%.  As of April 30, 2015, warrants to purchase 1,661,055 shares of common stock remain outstanding related to the Series A preferred stock offering.

In connection with the subscription agreements, the Company, the majority stockholders of the Company and the investors entered into investor rights agreements with the investors, whereby the investors were granted certain rights including: (i) right to receive copies of quarterly and annual reports of the Company, (ii) right of inspection of the Company’s properties and records, (iii) right of participation in future securities offerings, (iv) tag-along rights in connection with sales of the Company’s stock by a major stockholder and (v) board of directors representation rights for the subscribers who purchased at least 500,000 shares of Series A preferred stock and who hold at least 30% of their original holdings, or the Qualified Subscribers. The Company made certain covenants under the agreement including: (i) uplisting to NYSE or NASDAQ within three years from the issuance shares of Series A preferred stock, and (ii) increase of the board of directors to five members including one member to be appointed by the Qualified Subscribers.

Warrants

In addition to the warrants issued in conjunction with the subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. The Company also issued a warrant to a qualified investor as a part of his convertible loan package for 343,559 shares of common stock at an exercise price of $1.85 per share, which was valued at $105,000. These warrants expire after five years. These warrants were immediately exercisable, and as of April 30, 2015, were all outstanding.

Equity Incentive Plan

On January 23, 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Stock options previously issued under the BioPharmX, Inc.’s 2011 Equity Incentive Plan were substituted with stock options issued under the 2014 Plan.  Stock options generally vest in two to four years and expire ten years from the date of grant.

The total number of shares originally reserved and available for grant and issuance pursuant to the 2014 Plan was 2,700,000. Shares issued under the 2014 Plan are drawn from authorized and unissued shares or shares now held or subsequently acquired by the Company. On November 7, 2014, the Company increased the stock reserve available to the 2014 Plan for stock awards from 2,700,000 shares to 4,500,000 shares.

The following table summarizes the Company’s stock option activities under the 2014 Plan:

	Available for Grant	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
					(in thousands)
Outstanding at January 31, 2015	1,043,000	2,689,252	$0.91	8.58	$5,625
Granted	(365,000)	365,000	$3.00
Exercised	—	(46,916)	$0.24
Cancelled	254,375	(254,375)	$1.47
Outstanding at April 30, 2015	932,375	2,752,961	$1.14	7.41	$5,107
Vested and exercisable		1,109,670	$0.51	4.85	$2,768
Vested and expected to vest		2,629,418	$1.11	7.32	$4,957

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2015:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.05 - $0.25	819,419	3.37	$0.13	606,293	$0.09
$0.26 - $1.00	692,542	8.31	$0.47	320,462	$0.49
$1.01 - $3.00	1,241,000	9.59	$2.19	182,915	$1.90
	2,752,961	7.41	$1.14	1,109,670	$0.51

The total intrinsic value of employee stock options exercised during the three months ended April 30, 2015 was $126,000.  There were no employee stock options exercised during the three months ended April 30, 2014.

7.         STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended
	April 30,
	2015	2014
Research and development	$86	$34
Sales and marketing	124	16
General and administrative	90	65

Stock-based compensation expense	$300	$115

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model, even though such model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of April 30, 2015, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.9 million, net of estimated forfeitures. This cost will be amortized on straight-line basis over a weighted average remaining period of 3.07 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted during the three months ended April 30, 2015 and 2014:

	For the three months ended April 30,
	2015	2014
Expected volatility	82.6%	82.1%
Expected term in years	6.0	5.52 - 6.08
Risk-free interest rate	1.62%-1.99%	0.67% - 0.89%
Expected dividend yield	—	—

Expected Term

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data.

Expected Volatility

The Company uses the historical volatility of the price of the common shares of selected public companies in the biotechnology sector due to its limited trading history.

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes pricing method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Expected Dividend

The Company has never paid dividends on its common shares and currently does not intend to do so and, accordingly, the dividend yield percentage is zero for all periods.

8.         INCOME TAXES

No federal income taxes were provided in the three months ended April 30, 2015 and 2014 due to the Company’s net losses. The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and its forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of April 30, 2015 and January 31, 2015, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2014 tax years remain open for examination by the federal and state authorities.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K, Transitional Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended April 30, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and OTC products that address large markets in women’s health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved APIs and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by taking advantage of the abbreviated regulatory pathway available for reformulated drugs that are bioequivalent to FDA-approved products. Our current platform technologies include innovative delivery mechanisms for molecular iodine and antibiotics.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates including conducting preclinical and clinical trials and providing general and administrative support for these operations. We are incurring research and development costs on two projects: molecular iodine and BPX01. The molecular iodine project includes an OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of fibrocystic breast condition, or FBC, and BPX03, a prescription drug version, for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. We began shipping VI2OLET to retailers in December 2014, although to-date we have generated a de minimis amount of revenue from product sales and we are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity securities and convertible debt securities from which we raised $11.0 million of net cash from our inception through April 30, 2015.

On April 9, 2015, we filed a registration statement on Form S-1 pursuant to the Securities Act of 1933, as amended, with the Securities and Exchange Commission in connection with a proposed public offering of common stock (the “Offering”) for an aggregate offering amount of up to $20 million.

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

Our significant accounting policies are summarized in Note 1 of our audited financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Transition Report on Form 10-K for the one-month transition period ended January 31, 2015. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventory and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Deferred Offering Costs

Deferred offering costs, which primarily consist of legal, accounting and other regulatory fees relating to the Offering are capitalized within prepaid expenses and other current assets. The deferred offering costs will be offset against the Offering proceeds upon the consummation of the Offering. In the event the Offering is terminated, deferred offering costs will be expensed.

Results of Operations

Change in Fiscal Year End

On March 26, 2015, our board of directors approved a change in our fiscal year end from December 31 to January 31, beginning January 31, 2015. References to any previous fiscal years mean the fiscal years ending on December 31.

Warrant Exercises

In March and April 2015, we amended certain warrants to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same.  As of April 30, 2015, the holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1.4 million.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred recurring losses and negative cash flows from operations since inception. We have not historically generated revenues and have funded our operating losses through the issuance of convertible notes payable, Series A preferred stock and warrants. We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry.

The significant risks described herein could have a significant negative impact on our financial viability and raise substantial doubt about our ability to continue as a going concern. We are implementing a business model to increase working capital by managing our cash flow, securing financing and increasing revenue related to our first product.

Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We intend to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms that are favorable to us. If we fail to complete our clinical trials in a timely manner, we will need to further revise the amount of additional funding we will require. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As shown in the accompanying condensed consolidated financial statements, we incurred a net loss of $3.6 million and $1.3 million during the three months ended April 30, 2015 and 2014, respectively, and have an accumulated deficit of $14.3 million as of April 30, 2015. As of April 30, 2015, we had a working capital deficit of $1.3 million. While we believe that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. We are experiencing the following risks and uncertainties in the business:

• The discovery of key raw materials to formulate novel products depends upon our ability to identify, negotiate and secure procurement of such materials. This also depends on our ability to establish comprehensive and long-term vendor contracts and relationships.

• Our ability to compete and to achieve our product platform strategy depends upon our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation.

• Our continued operations are dependent upon our ability to identify, recruit and retain adequate management personnel and contractors to perform certain jobs such as research and development, patent generation, regulatory affairs and general administrative functions. We require highly trained professionals of varying levels and experience along with a flexible workforce.

• Our ability to generate income in the short run will depend greatly on the rate of adoption and ability to establish a market for VI2OLET.

• Research and development for novel prescription or OTC-based products can be very extensive and lengthy in nature, and the clinical trial process with the FDA can require significant funding and time-consuming patient studies. The competitive landscape could change significantly over the time period to complete targeted product development milestones. The current competition for our products could also turn into strategic partners or potential acquirers in the future.

We believe that the anticipated net proceeds from the Offering, together with our existing cash, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If we are unsuccessful at obtaining sufficient funding through this offering, we plan to raise capital through sales of our equity or debt securities to fund ongoing operations. Equity funding could include proceeds from the exercise of existing warrants outstanding, a private placement of additional preferred stock or issuance of convertible debt. No assurance can be given that these funds may be available on terms that are favorable to us, if at all. If we are unable to raise capital in a timely manner, we may be required to curtail some aspects of our business, such as next phase testing of new products. At this time, there is no assurance that the market will accept our sole product, VI2OLET, on the market, and the rate of adoption is unknown. VI2OLET may not produce sufficient revenues in the next 12 months to support our extensive research and development efforts on other products, and therefore outside funding may be our primary option to fund operations. We do not have any existing loans, commitments or demands that would materially increase or decrease our liquidity.

Three months ended April 30, 2015 and 2014

Revenue

Three months ended April 30,
2015	2014	Change	Percentage

$4	$—	4	N/A

Our first product, VI2OLET, became available for sale through online stores in December 2014, and subsequently became available at CVS retail pharmacies and Vitamin Shoppe stores in March and April 2015, respectively.  VI2OLET is a new product in the dietary supplement field. We recognize revenue on a sell-through basis since we do not have historical information to estimate product returns.

Cost of Goods Sold

Three months ended April 30,
2015	2014	Change	Percentage

$9	$—	$9	N/A

Cost of goods sold includes direct costs related to the sale of our iodine dietary supplement and amortization of our intangible asset.  The increase in cost of goods sold is related to the increase in recognized revenue related to our product.

Research and Development Expenses

Three months ended April 30,
2015	2014	Change	Percentage

$1,076	$540	$536	99%

The $0.5 million increase for the three months ended April 30, 2015, compared with the same period of fiscal year 2015, was primarily due to higher headcount-related, laboratory and regulatory expenses.  We increased staffing to help with the logistics, final testing and meeting regulatory standards related to VI2OLET, as well as for progressing our BPX01 candidate from preclinical formulation to pilot production in preparation for Phase 2 trials.

Research and development expenses associated with our molecular iodine project for the three months ended April 30, 2015 and 2014 were approximately $378,000 and $211,000, respectively. We anticipate commencing a Phase 3 study in 2016 for BPX03 following the completion of patient pilot studies.

Research and development expenses for our BPX01 project for the three months ended April 30, 2015 and 2014 were approximately $698,000 and $329,000, respectively. We expect to initiate our first Phase 2a clinical trial under an IND with the FDA in the first quarter of fiscal year 2017. We expect research and development expenses related to BPX01 to continue to increase period over period, primarily due to the shift in expenses from internal to external for ramping clinical trial costs.

Sales and Marketing Expenses

Three months ended April 30,
2015	2014	Change	Percentage

$1,081	$214	$867	405%

The $0.9 million increase for the three months ended April 30, 2015, compared with the same period of fiscal year 2015, was primarily due to higher headcount-related, consulting, advertising expenses and stock-based compensation. Following the launch of VI2OLET, we have been focusing on increasing customer awareness of the product through advertising campaigns, as well as by conducting consumer market research studies.  Minimal sales and marketing expenses were incurred in the three month period ended April 30, 2014, since VI2OLET was not ready for commercialization at that time.

General and Administrative Expenses

Three months ended April 30,
2015	2014	Change	Percentage

$1,026	$531	$495	93%

The $0.5 million increase for the three months ended April 30, 2015, compared with the same period of fiscal year 2015, was primarily due to higher headcount-related costs, as well as legal and audit service fees related to compliance.

Other Expense

Three months ended April 30,
2015	2014	Change	Percentage

$436	$—	$436	N/A

The $0.4 million increase for the three months ended April 30, 2015, compared with the same period of fiscal year 2015, was due to an incremental fair value expense resulting from the modification of warrants.

Liquidity and Capital Resources

As of April 30, 2015, we had cash of $0.5 million and a working capital deficit of $1.3 million.  In the first quarter of fiscal year 2016, we received $1.4 million from warrant exercises in which we amended certain warrants to reduce the exercise price, coupled with an increase in the number of shares exercisable such that the aggregate exercise value of such warrants remained the same.  Our primary capital requirements are to fund working capital, including the development of our products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used for operating activities for the three months ended April 30, 2015 was $2.2 million, which primarily resulted from a net loss of $3.6 million, partially offset by non-cash expense of $0.8 million and changes in operating assets and liabilities of $0.6 million.  Net cash used for operating activities for the three months ended April 30, 2014 was $1.2 million, which primarily resulted from a net loss of $1.3 million, partially offset by non-cash stock-based compensation expense of $0.1 million.

There were no investing activities for the three months ended April 30, 2015.  Net cash used for investing activities for the three months ended April 30, 2014 was for the purchase of capital assets.

Net cash provided by financing activities for the three months ended April 30, 2015 was $1.4 million, which was primarily due to proceeds from the exercise of stock options and warrants.  Net cash provided by financing activities for the three months ended April 30, 2014 was $1.7 million, which was primarily due to proceeds from the issuance of convertible redeemable preferred stock and convertible notes payable.

In May 2015, a warrant holder exercised warrants for 54,054 shares of common stock for a cash exercise price of $0.1 million.

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

Changes in Internal Controls over Financial Reporting

In April, we hired a corporate controller who has extensive public company experience and is a certified public accountant.  Secondary review procedures have begun to be implemented, among other procedures, to improve our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our wholly-owned subsidiary, BioPharmX, Inc., is not a party to any legal proceedings. Our property and the property of BioPharmX, Inc. are not subject to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

The Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March and April 2015, warrant holders exercised warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655.

In May 2015, a warrant holder exercised warrants for an aggregate of 54,054 shares of common stock for an aggregate cash exercise price of $100,000.

The foregoing issuances of the equity securities were effectuated pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction not involving a public offering and are restricted shares as defined in the Securities Act. The Company did not engage in any general solicitation or advertising in connection with the foregoing issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1

Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation

Date: June 12, 2015	By:	/s/ James Pekarsky
Name: James Pekarsky
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)