Form 10-Q
period 2015-07-31
BioPharmX Corp
filed 2015-09-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of August 31, 2015, there were outstanding 21,010,848 shares of the registrant’s common stock, $0.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$7,388	$1,305
Accounts receivable	33	1
Inventories	364	160
Prepaid expenses and other current assets	414	239
Total current assets	8,199	1,705
Property and equipment, net	226	234
Intangible assets, net	134	149
Other assets	50	50
Restricted cash	35	35
Total assets	$8,644	$2,173
Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,329	$1,152
Accrued expenses and other current liabilities	551	59
Payroll	199	128
Related party payables	226	218
Total current liabilities	4,305	1,557
Commitments and contingencies (Note 6)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at July 31, 2015 and 4,207,987 issued and outstanding at January 31, 2015	—	6,823
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 90,000,000 shares authorized; 21,000,433 and 11,415,416 shares issued and outstanding at July 31, 2015 and January 31, 2015, respectively	21	11
Additional paid-in capital	22,147	4,416
Accumulated deficit	(17,829)	(10,634)
Total stockholders’ equity (deficit)	4,339	(6,207)
Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$8,644	$2,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2015	2014	2015	2014

Revenues, net	$5	$—	$9	$—
Cost of goods sold	10	—	19	—
Gross deficit	(5)		(10)
Operating expenses:
Research and development	1,141	623	2,217	1,163
Sales and marketing	1,307	435	2,388	649
General and administrative	1,118	732	2,144	1,263
Total operating expenses	3,566	1,790	6,749	3,075
Loss from operations	(3,571)	(1,790)	(6,759)	(3,075)
Other income (expense), net	—	14	(436)	(36)
Net and comprehensive loss	(3,571)	(1,776)	(7,195)	(3,111)
Accretion on Series A convertible redeemable preferred stock	(79)	(27)	(202)	(27)
Deemed dividend on Series A convertible redeemable preferred stock	(85)	(45)	(201)	(45)
Net loss available to common stockholders	$(3,735)	$(1,848)	$(7,598)	$(3,183)
Basic and diluted net loss available to common stockholders per share	$(0.24)	$(0.18)	$(0.56)	$(0.32)
Shares used in computing basic and diluted net loss per share	15,443,000	10,551,000	13,616,000	9,961,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,195)	$(3,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	624	326
Expense related to modification of warrants	436	—
Depreciation expense	21	2
Amortization expense	15	—
Noncash interest expense	—	25
Changes in assets and liabilities:
Accounts receivable	(32)	—
Inventories	(204)	—
Prepaid expenses and other assets	(175)	(253)
Accounts payable	2,177	270
Accrued expenses and other liabilities	492	30
Payroll	71	72
Related party payables	8	162
Net cash used in operating activities	(3,762)	(2,477)
Cash flows from investing activities:
Change in restricted cash	—	(35)
Purchase of property and equipment	(13)	(157)
Net cash used in investing activities	(13)	(192)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	7,821	—
Proceeds from exercises of stock options	25	—
Net proceeds issuance of convertible redeemable preferred stock and warrants	—	2,488
Proceeds from exercises of common stock warrants	1,512	—
Proceeds from issuance of convertible notes payable	500	280
Net cash provided by financing activities	9,858	2,768
Net increase in cash and cash equivalents	6,083	99
Cash and cash equivalents at beginning of period	1,305	360
Cash and cash equivalents at end of period	$7,388	$459

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, while in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act available for repurposed/reformulated drugs. The Company believes the 505(b)(2) regulatory pathway may reduce drug development risk and could reduce the time and resources it spends during development.

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has generated a de minimis amount of revenue from product sales.  The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In June 2015, the Company raised $7.8 million through the sale of its common stock and concurrently completed an uplisting to the NYSE MKT.  The proceeds from these financings through July 31, 2015, totaled $18.8 million.

Change in Fiscal Year End

On March 26, 2015, the board of directors of the Company approved a change in its fiscal year end from December 31 to January 31.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 30, 2015, and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015, filed on April 20, 2015. The condensed consolidated balance sheet as of January 31, 2015, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2015 and January 31, 2015, the Company’s results of operations for the three and six months ended July 31, 2015 and 2014, and the Company’s cash flows for the six months ended July 31, 2015 and 2014.  The results for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016 or any future period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses recognized during the reported period. Actual results could differ from those estimates.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $549,000 and $2,000 for the six months ended July 31, 2015 and 2014, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and the assumed conversion of preferred stock are determined under the treasury stock method.

As of July 31, 2015 and 2014, 4,837,000 and 5,290,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015. There have been no significant changes in the Company’s significant accounting policies for the three and six months ended July 31, 2015, as compared to the significant accounting policies described in the Annual Report on Form 10-K and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015.

Recent Accounting Pronouncements

In July 2015 the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. The amendment will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on the Company’s consolidated financial statements.

2. GOING CONCERN

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. The Company’s ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for the Company’s VI2OLET iodine dietary supplement.  The Company continues to progress its research and development efforts for its products, which can require significant funding.  If revenues fall short of expectations or research and development efforts require higher than anticipated capital, then there may be a negative impact on the financial viability of the Company.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock in a public offering and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company plans to increase working capital by managing its cash flow and expenses, securing financing and increasing revenue. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $7.2 million and $3.1 million during the six months ended July 31, 2015 and 2014, respectively, and had an accumulated deficit of $17.8 million as of July 31, 2015. As of July 31, 2015, the Company had working capital of $3.9 million. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented.

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

• Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

• Level 3— Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of July 31, 2015, the Company held $5.0 million in money market funds, which is classified as Level 1 available-for-sale securities.  No unrealized gains or losses are recorded in connection with these amounts.

4.            BALANCE SHEET DETAILS

	July 31, 2015	January 31, 2015
	(in thousands)
Inventories:
Work in process	$194	$61
Finished goods	42	63
Channel inventory	128	36
Total	$364	$160

5.            RELATED-PARTY PAYABLES

Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. Additionally, since the beginning of 2014 a portion of their compensation has been deferred and is included in this balance. These advances and deferred compensation are non-interest bearing and have periodically been repaid to these executives.

6.            COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016. Future minimum commitments under this lease are as follows (in thousands):

Six months remaining in fiscal year 2016	$145
Fiscal year 2017	246
Total	$391

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

License Agreement

In March 2013, the Company entered into an amended and restated collaboration and license agreement with Iogen LLC, which provides the Company a license to certain rights to label, market, and resell the finished inventory and ongoing manufacturing of the Iogen molecular iodine technology for future product formulation development and commercialization. New formulation patents developed by the Company will be solely owned by the Company. The agreement gives the Company a perpetual, fully paid-up, non-exclusive license to make, have made, use, sell and offer for sale and import products.

Pursuant to the terms of the license, the Company must:

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

•                  Pay a fixed royalty fee for the protection and indemnification of licensed intellectual property rights (“IP rights”) for the prescription product developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

•                  Pay a fixed royalty fee for the protection and indemnification of licensed IP rights for the other products utilizing the molecular iodine technology developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

The Company capitalized as intangible assets, in the year ended December 31, 2013, the amount of $150,000 related to this agreement. As of July 31, 2015 and January 31, 2015, the balance, net of amortization, was $134,000 and $149,000, respectively. No royalties have been paid as of July 31, 2015.

7.            CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering (the “Offering”) in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million.  In addition, pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase from the Company in a private placement 1,081,081 shares of the Company’s common stock for an aggregate purchase price of $2.0 million at $1.85 per share upon the listing of the Company’s common stock on the NYSE MKT.  Pursuant to the terms of the subscription agreement, this private placement was to close within 15 business days of the listing of the Company’s common stock on the NYSE MKT.  However, as of September 14, 2015, this private placement has not closed and the Company has notified KIP that KIP’s obligation to pay the $2.0 million purchase price to the Company has become due and payable under the subscription agreement.  As consideration for Ping Wang’s service as a director of the Company, 193,333 shares of the Company’s common stock will vest immediately upon completion of the $2.0 million purchase.

Series A Preferred Stock

The Company entered into subscription agreements for the private placement of shares of its Series A preferred stock and warrants with 47 accredited investors during 2014 whereby the Company sold an aggregate of 4,207,987 shares of Series A preferred stock at a per share price of $1.85 for gross proceeds of $7.5 million and issued to the investors for no additional consideration warrants to purchase in the aggregate 2,042,589 shares of common stock, with an exercise price of $3.70 per share.  In connection with the uplisting to the NYSE MKT, the Series A preferred stock, including accrued and unpaid interest, converted into 4,319,426 shares of common stock.

In March and April 2015, the Company amended certain warrants to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of July 31, 2015, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016.  The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 4 to 5 years and expected volatility of 85.9%.  As of July 31, 2015, warrants to purchase 1,661,055 shares of common stock remain outstanding related to the Series A preferred stock offering.

The warrant exercise agreements included a provision such that if the public offering price related to the Offering was less than $3.125 per share, then immediately prior to the closing of the Offering, additional shares of common stock would be issued at no additional consideration to each holder equal to: (i) the product of (A) the difference between $2.50 per share and 80% of the public offering price and (B) such holder’s shares of common stock received pursuant to exercise of the amended warrants, divided by (ii) 80% of the public offering price in the Offering.  Based on a public offering price of $2.75 per share, 77,006 shares of common stock were issued pursuant to this provision.

Warrants

In addition to the warrants issued in conjunction with the subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. On May 15, 2014, the Company also issued a warrant to a qualified investor as a part of his convertible loan package for 343,559 shares of common stock at an exercise price of $1.85 per share, which was valued at $105,000. These warrants expire five years after the date of issuance. These warrants are immediately exercisable, and in June 2015, warrants were exercised for 54,054 shares of common stock.  As of July 31, 2015, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the Offering, 109,091 warrants were issued to the underwriters at the public offering price of $2.75.  These warrants expire five years after the date of issuance.  As of July 31, 2015, all were outstanding.

Convertible Note

In June 2015, the Company issued a 6% unsecured convertible note in the principal amount of $500,000 to an investor.  Under the terms of the convertible note, immediately prior to the closing of the Offering, the principal amount and all accrued and unpaid interest,  converted into 182,266 shares of common stock.

Equity Incentive Plan

On January 23, 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan were substituted with stock options issued under the 2014 Plan.  Stock options generally vest in two to four years and expire ten years from the date of grant.

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

The following table summarizes the Company’s stock option activities under the 2014 Plan:

	Available for Grant	Shares	Weighted Average Exercise Per Share	Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2015	1,043,000	2,689,252	$0.91	8.58	$5,625
Granted	(365,000)	365,000	$3.00
Exercised	—	(46,916)	$0.24
Cancelled	254,375	(254,375)	$1.47
Outstanding as of April 30 2015	932,375	2,752,961	$1.14	7.41	$5,107
Granted	(230,000)	230,000	$3.25
Exercised	—	(521,602)	$0.07
Outstanding as of July 31, 2015	702,375	2,461,359	$1.57	8.83	$2,053
Vested and exercisable		805,760	$0.94	8.31	$1,017
Vested and expected to vest		2,255,551	$1.52	8.80	$1,956

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2015:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.25 - $1.00	990,359	7.97	$0.40	527,554	$0.40
$1.01 - $3.00	1,241,000	9.34	$2.19	278,206	$2.18
$3.01 - $3.25	230,000	9.83	$3.25	—	$3.25
	2,461,359	8.83	$1.57	805,760	$1.52

The total intrinsic value of stock options exercised during the three and six months ended July 31, 2015 was $1.2 million and $1.3 million, respectively.  There were no stock options exercised during the six months ended July 31, 2014.

8. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended July 31,		For the six months ended July 31,
	2015	2014	2015	2014
Research and development	$39	$43	$125	$77
Sales and marketing	83	29	207	45
General and administrative expenses	202	139	292	204
Total	$324	$211	$624	$326

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model.  This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of July 31, 2015, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 3.07 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted during the three and six months ended July 31, 2015:

	For the three months ended July 31,	For the six months ended July 31,
	2015	2015
Expected volatility	82.6%	82.6%
Expected term in years	6.0	6.0
Risk-free interest rate	1.71%	1.62%-1.71%
Expected dividend yield	—	—

There were no stock options granted during the six months ended July 31, 2014.

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

9.              INCOME TAXES

No federal income taxes were provided in the three and six months ended July 31, 2015 and 2014 due to the Company’s net losses. The Company evaluates its ability to recover deferred tax assets, in full or in part, by considering all available positive and negative evidence, including past operating results and its forecast of future taxable income on a jurisdictional basis. The Company bases its estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in laws or rates may affect the tax provision as well as the amount of deferred tax assets or liabilities.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

As of July 31, 2015 and January 31, 2015, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2014 tax years remain open for examination by the federal and state authorities.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and six months ended July 31, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the counter, or OTC, products that address large markets in women’s health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by taking advantage of the abbreviated regulatory pathway available for reformulated drugs that are bioequivalent to FDA-approved products. Our current platform technologies include innovative delivery mechanisms for molecular iodine and antibiotics.

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We are incurring research and development costs primarily on two projects: molecular iodine and BPX01. The molecular iodine project includes an OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of fibrocystic breast condition, or FBC, and BPX03, a prescription drug version, for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. We began shipping VI2OLET to retailers in December 2014, although to-date we have generated a de minimis amount of revenue from product sales. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities.  In June 2015, we raised $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT.  The proceeds from these financings through July 31, 2015, totaled $18.8 million.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Transition Report on Form 10-K for the one-month transition period ended January 31, 2015. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventory and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Change in Fiscal Year End

On March 26, 2015, our board of directors approved a change in our fiscal year end from December 31 to January 31, beginning January 31, 2015. References to any previous fiscal years mean the fiscal years ending on December 31.

Going Concern

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. Our ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for our VI2OLET iodine dietary supplement.  We continue to progress our research and development efforts for our products, which can require significant funding.  If revenues fall short of expectations or research and development efforts require higher than anticipated capital, then there may be a negative impact on our financial viability.

We have incurred recurring losses and negative cash flows from operations since inception and have funded operating losses through the sale of common stock in a public offering and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

We plan to increase working capital by managing our cash flow and expenses, securing financing and increasing revenue. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to us. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

As shown in the accompanying condensed consolidated financial statements, we incurred a net loss of $7.2 million and $3.1 million during the six months ended July 31, 2015 and 2014, respectively, and had an accumulated deficit of $17.8 million as of July 31, 2015. As of July 31, 2015, we had working capital of $3.9 million. While management believes that it has a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented.

Results of Operations

Three and six months ended July 31, 2015 and 2014

Revenue

Three months ended July 31,				Six months ended July 31,
2015	2014	Change	%	2015	2014	Change	%
(in thousands)				($ in thousands)
$5	$—	$5	N/A	$9	$—	$9	N/A

We recognized de minimus revenue in the three and six months ended July 31, 2015.  We shipped our first product, VI2OLET, to online stores in December 2014, and have expanded into retail pharmacies and grocery chain outlet stores in the subsequent quarters.  VI2OLET is a new product in the dietary supplement field. We recognize revenue on a sell-through basis since we do not have historical information to estimate product returns upon shipment and, in certain cases, revenue is recognized when product is sold by the reseller to the end-user, on a first-in first-out basis.

Cost of Goods Sold

Three months ended July 31,				Six months ended July 31,
2015	2014	Change	%	2015	2014	Change	%
$10	$—	$10	N/A	$19	$—	$19	N/A

Cost of goods sold includes direct costs related to the sale of our iodine dietary supplement and amortization of our intangible assets.  The increase in cost of goods sold is related to the increase in recognized revenue related to our product.

Research and Development Expenses

Three months ended July 31,				Six months ended July 31,
2015	2014	Change	%	2015	2014	Change	%
$1,141	$623	$518	83%	$2,217	$1,163	$1,054	91%

The $0.5 million and $1.1 million increase for the three and six months ended July 31, 2015, respectively, compared with the same periods in fiscal year 2015 was primarily due to higher headcount-related, laboratory and regulatory expenses.  We increased staffing to help with the logistics, final testing and meeting regulatory standards related to VI2OLET, as well as for progressing our BPX01 candidate from preclinical formulation to pilot production in preparation for Phase 2 trials.

Research and development expenses associated with our molecular iodine project for the three months ended July 31, 2015 and 2014 were approximately $326,000 and $105,000, respectively, and approximately $704,000 and $316,000 for the six months ended July 31, 2015 and 2014, respectively. We anticipate commencing a Phase 3 study in 2016 for BPX03 following the completion of patient pilot studies.

Research and development expenses for our BPX01 project for the three months ended July 31, 2015 and 2014 were approximately $746,000 and $412,000, respectively, and approximately $1.4 million and $741,000 for the six months ended July 31, 2015 and 2014, respectively. We expect to initiate our first Phase 2a clinical trial under an investigational new drug application with the FDA in the first quarter of fiscal year 2017. We expect research and development expenses related to BPX01 to continue to increase period over period, primarily due to the shift in expenses from internal to external for ramping clinical trial costs.

Sales and Marketing Expenses

Three months ended July 31,				Six months ended July 31,
2015	2014	Change	%	2015	2014	Change	%
$1,307	$435	$872	200%	$2,388	$649	$1,739	268%

The $0.9 million increase for the three months ended July 31, 2015, compared with the same period of fiscal year 2015, was primarily due to higher headcount-related and advertising expenses, partially offset by lower consulting expenses.  The $1.7 million increase for the six months ended July 31, 2015, compared with the same period of fiscal year 2015, was primarily due to higher headcount-related expenses, advertising and stock-based compensation. Following the launch of VI2OLET, we have been focusing on increasing customer awareness of the product through advertising campaigns and participation in tradeshows, as well as by conducting consumer market research studies.

General and Administrative Expenses

Three months ended July 31,				Six months ended July 31,
2015	2014	Change	%	2015	2014	Change	%
$1,118	$732	$386	53%	$2,144	$1,263	$881	70%

The $0.4 million and $0.9 million increase for the three and six months ended July 31, 2015, respectively, compared with the same periods of fiscal year 2015, was primarily due to higher headcount-related costs, legal expenses and stock-based compensation.

Other Income (Expense)

Three months ended July 31,				Six months ended July 31,
2015	2014	Change	%	2015	2014	Change	%
$—	$14	$(14)	(100)%	$(436)	$(36)	$400	1,111%

The $0.4 million increase for the six months ended July 31, 2015, compared with the same period of fiscal year 2015, was due to an incremental fair value expense resulting from the modification of warrants, which was recorded in the first quarter of fiscal year 2016.

Liquidity and Capital Resources

As of July 31, 2015, we had cash and cash equivalents of $7.4 million and working capital of $3.9 million.  In June 2015, we completed a public offering of common stock, which generated net proceeds of $7.8 million.  We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT.  Our primary capital requirements are to fund working capital, including the development of our products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used for operating activities for the six months ended July 31, 2015 was $3.8 million, which primarily resulted from a net loss of $7.2 million, partially offset by non-cash expense of $1.1 million and changes in operating assets and liabilities of $2.3 million.  Changes in operating assets and liabilities was primarily attributable to purchases of inventory and timing of payments to vendors.  Net cash used for operating activities for the six months ended July 31, 2014 was $2.5 million, which primarily resulted from a net loss of $3.1 million, partially offset by non-cash stock-based compensation expense of $0.3 million and changes in operating assets and liabilities of $0.3 million, primarily attributable to the timing of payments to vendors.

Net cash used for investing activities for the six months ended July 31, 2015 and 2014 was primarily for the purchase of capital assets.

Net cash provided by financing activities for the six months ended July 31, 2015 was $9.9 million, which was primarily due to $7.8 million of net proceeds from the sale of common stock in our public offering, $1.5 million from the exercise of stock options and warrants and $0.5 million from the issuance of a convertible note.  Net cash provided by financing activities for the six months ended July 31, 2014 was $2.8 million, which was primarily due to proceeds from the issuance of convertible redeemable preferred stock and convertible notes payable.

As of September 14, 2015, the KIP private placement has not closed and the Company has notified KIP that KIP’s obligation to pay the $2.0 million purchase price to the Company has become due and payable under the subscription agreement.

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

ITEM 4.                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Form 10-K for the year ended January 31, 2015.

Changes in Internal Controls over Financial Reporting

In August, we hired a chief financial officer who has extensive public company experience and will aid in implementing secondary review procedures, among other procedures, to improve our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our wholly-owned subsidiary, BioPharmX, Inc., is not a party to any legal proceedings. Our property and the property of BioPharmX, Inc. are not subject to any legal proceedings. We are not aware of any pending legal proceeding in which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A.               RISK FACTORS

The Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2015, one warrant holder exercised a warrant for an aggregate of 54,054 shares of common stock for an aggregate cash exercise price of $100,000.

The foregoing issuances of the equity securities were effectuated pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder as a transaction not involving a public offering and are restricted shares as defined in the Securities Act. The Company did not engage in any general solicitation or advertising in connection with the foregoing issuances.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

None.

ITEM 5.                        OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

Exhibit No.	Description
10.1	Offer letter, dated July 14, 2015, by and between BioPharmX Corporation and Greg Kitchener.
10.2	Employment Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener.
10.3	Notice of Inducement Option Grant and Inducement Stock Option Plan and Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener.
31.1

Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

BioPharmX Corporation
Date: September 14, 2015
	By:	/s/ James Pekarsky
James Pekarsky
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)