Form 10-Q
period 2015-10-31
BioPharmX Corp
filed 2015-12-15
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of November 30, 2015, there were outstanding 21,089,101 shares of the registrant’s common stock, $0.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.                FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$2,181	$1,305
Accounts receivable	9	1
Inventories	336	160
Prepaid expenses and other current assets	279	239
Total current assets	2,805	1,705
Property and equipment, net	224	234
Intangible assets, net	127	149
Other assets	50	50
Restricted cash	35	35
Total assets	$3,241	$2,173
Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,761	$1,152
Accrued expenses and other current liabilities	400	59
Accrued payroll	157	128
Related party payables	169	218
Total current liabilities	2,487	1,557
Commitments and contingencies (Note 6)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding at October 31, 2015 and 4,207,987 issued and outstanding at January 31, 2015	—	6,823
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 90,000,000 shares authorized; 21,078,681 and 11,415,416 shares issued and outstanding at October 31, 2015 and January 31, 2015, respectively	21	11
Additional paid-in capital	22,412	4,416
Accumulated deficit	(21,679)	(10,634)
Total stockholders’ equity (deficit)	754	(6,207)
Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$3,241	$2,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014

Revenues, net	$20	$—	$29	$—
Cost of goods sold	19	—	38	—
Gross margin (deficit)	1	—	(9)	—
Operating expenses:
Research and development	1,649	664	3,866	1,827
Sales and marketing	1,270	775	3,658	1,424
General and administrative	930	753	3,074	2,016
Total operating expenses	3,849	2,192	10,598	5,267
Loss from operations	(3,848)	(2,192)	(10,607)	(5,267)
Other income (expense), net	—	19	(436)	(17)
Loss before income taxes	(3,848)	(2,173)	(11,043)	(5,284)
Provision for income taxes	2	—	2	—
Net and comprehensive loss	(3,850)	(2,173)	(11,045)	(5,284)
Accretion on Series A convertible redeemable preferred stock	—	(39)	(202)	(66)
Deemed dividend on Series A convertible redeemable preferred stock	—	(51)	(201)	(96)
Net loss available to common stockholders	$(3,850)	$(2,263)	$(11,448)	$(5,446)
Basic and diluted net loss available to common stockholders per share	$(0.18)	$(0.21)	$(0.71)	$(0.53)
Shares used in computing basic and diluted net loss per share	21,037,000	10,872,000	16,109,000	10,268,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,045)	$(5,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	866	643
Expense related to modification of warrants	436	—
Depreciation expense	36	4
Amortization expense	22	—
Noncash interest expense	—	25
Changes in assets and liabilities:
Accounts receivable	(8)	—
Inventories	(176)	—
Prepaid expenses and other assets	(40)	(140)
Accounts payable	609	354
Accrued expenses and other liabilities	341	106
Accrued payroll	29	56
Related party payables	(49)	157
Net cash used in operating activities	(8,979)	(4,079)
Cash flows from investing activities:
Change in restricted cash	—	(35)
Purchase of property and equipment	(26)	(157)
Net cash used in investing activities	(26)	(192)
Cash flows from financing activities:
Net proceeds from the sale of common stock	7,821	—
Proceeds from exercises of stock options	48	63
Net proceeds from the sale of convertible redeemable preferred stock and warrants	—	5,091
Proceeds from exercises of common stock warrants	1,512	—
Proceeds from issuance of convertible notes payable	500	280
Net cash provided by financing activities	9,881	5,434
Net increase in cash and cash equivalents	876	1,163
Cash and cash equivalents at beginning of period	1,305	360
Cash and cash equivalents at end of period	$2,181	$1,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated in August 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, while in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act available for repurposed/reformulated drugs. The Company believes the 505(b)(2) regulatory pathway may reduce drug development risk and could reduce the time and resources it spends during development.

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has generated a de minimis amount of revenue from product sales.  The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In December 2015, the Company raised net proceeds of $5.6 million through the sale of common stock in a private placement. In June 2015, the Company raised net proceeds of $7.8 million through the sale of its common stock in a public offering and concurrently completed an uplisting to the NYSE MKT.  The proceeds from these financings through December 2015, totaled $24.4 million.

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2015 and January 31, 2015, the Company’s results of operations for the three and nine months ended October 31, 2015 and 2014, and the Company’s cash flows for the nine months ended October 31, 2015 and 2014.  The results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for the year ending January 31, 2016 or any future period.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $312,000 and $61,000 for the three months ended October 31, 2015 and 2014, respectively.  Advertising expenses were $861,000 and $64,000 for the nine months ended October 31, 2015 and 2014, respectively.

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

As of October 31, 2015 and 2014, 5,454,000 and 6,851,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015. There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2015, as compared to the significant accounting policies described in the Annual Report on Form 10-K and the Transition Report on Form 10-K for the one-month transition period ended January 31, 2015.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. The amendment will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on the Company’s consolidated financial statements.

In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASU No. 2014-09). This update defers the effective dates of ASU No. 2014-09 (originally issued in June 2014) for public business entities by one year, or until annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. ASU No. 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The Company is continuing to review the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

2. GOING CONCERN

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. The Company’s ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for the Company’s VI2OLET iodine dietary supplement.  The Company continues its research and development efforts for its products, which will require significant funding.  If revenues fall short of expectations or research and development efforts require higher than anticipated capital, then there may be a negative impact on the financial viability of the Company.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock in a public offering and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. In December 2015, the Company raised net proceeds of $5.6 million through the sale of common stock in a private placement.  The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company plans to increase working capital by managing its cash flows and expenses, securing financing and increasing revenue. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss available to common stockholders of $11.4 million and $5.4 million during the nine months ended October 31, 2015 and 2014, respectively, and had an accumulated deficit of $21.7 million as of October 31, 2015. As of October 31, 2015, the Company had working capital of approximately $0.3 million. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented.

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

As of October 31, 2015, the Company held $2.0 million in money market funds, which is classified as Level 1 available-for-sale securities.  No unrealized gains or losses are recorded in connection with these amounts.

4.            BALANCE SHEET DETAILS

	October 31, 2015	January 31, 2015
	(in thousands)
Inventories:
Work in process	$185	$61
Finished goods	24	63
Channel inventory	127	36
Total	$336	$160

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

6.                                      COMMITMENTS AND CONTINGENCIES

Commitments

The following table summaries the Company’s commitments as of October 31, 2015 (in thousands):

	Total	Remaining Fiscal Year 2016	Fiscal Year 2017

Operating lease	$319	$73	$246
Purchase commitment	158	—	158
Total	$477	$73	404

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016.  The purchase commitment relates to the manufacturing of VI2OLET supplement pills.

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

The Company capitalized as intangible assets, in the year ended December 31, 2013, the amount of $150,000 related to this agreement. As of October 31, 2015 and January 31, 2015, the balance, net of amortization, was $127,000 and $149,000, respectively. No royalties have been paid as of October 31, 2015.

7.            CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering (the “Offering”) in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million.  In addition, pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase from the Company in a private placement 1,081,081 shares of the Company’s common stock for an aggregate purchase price of $2.0 million at $1.85 per share upon the listing of the Company’s common stock on the NYSE MKT.  Pursuant to the terms of the subscription agreement, this private placement was to close within 15 business days of the listing of the Company’s common stock on the NYSE MKT.  However, as of December 14, 2015, this private placement has not closed and the Company has notified KIP that KIP’s obligation to pay the $2.0 million purchase price to the Company has become due and payable under the subscription agreement.  As consideration for Ping Wang’s service as a director of the Company, 193,333 shares of the Company’s common stock will vest immediately upon completion of the $2.0 million purchase.

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

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of October 31, 2015, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016.  The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 4 to 5 years and expected volatility of 85.9%.  As of October 31, 2015, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

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

Warrants

In addition to the warrants issued in connection with the Series A preferred financing, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of October 31, 2015, all were outstanding.  On May 15, 2014, the Company also issued a warrant to a qualified investor as a part of his convertible loan package for 343,559 shares of common stock at an exercise price of $1.85 per share, which was valued at $105,000. These warrants expire five years after the date of issuance. These warrants are immediately exercisable, and in June 2015, warrants were exercised for 54,054 shares of common stock.  As of October 31, 2015, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the Offering, 109,091 warrants were issued to the underwriters at the public offering price of $2.75.  These warrants expire five years after the date of issuance.  As of October 31, 2015, all were outstanding.

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

The following table summarizes the Company’s stock option activities under the 2014 Plan:

	Available for Grant	Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 31, 2015	1,043,000	2,689,252	$0.91	8.58	$5,625
Granted	(365,000)	365,000	$3.00
Exercised	—	(46,916)	$0.24
Cancelled	254,375	(254,375)	$1.47
Outstanding as of April 30 2015	932,375	2,752,961	$1.14	7.41	$5,107
Granted	(230,000)	230,000	$3.25
Exercised	—	(521,602)	$0.07
Outstanding as of July 31, 2015	702,375	2,461,359	$1.57	8.83	$2,053
Granted	(375,000)	375,000	$1.58
Exercised	—	(78,248)	$0.30
Cancelled	140,000	(140,000)	$1.85
Outstanding as of October 31, 2015	467,375	2,618,111	$1.59	8.77	$606
Vested and exercisable		864,658	$1.00	8.13	$355
Vested and expected to vest		2,366,823	$1.55	8.72	$582

Inducement Grants

The Company has also awarded inducement options to purchase common stock to new employees outside of the 2014 Plan as material inducements to the acceptance of employment with the Company as permitted under Section 711(a) of the NYSE MKT Company Guide.  Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.  The following table summarizes the Company’s inducement grant stock option activities:

	Shares	Weighted Average Exercise Price Per Share	Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of August 1, 2015	—	—	—	—
Granted	460,000	$1.39
Outstanding as of October 31, 2015	460,000	$1.39	9.85	$—
Vested and exercisable	—	$—	—	$—
Vested and expected to vest	362,428	$1.39	9.85	$—

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2015:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.25 - $1.00	912,111	7.73	$0.40	540,453	$0.41
$1.01 - $1.67	835,000	9.86	$1.48	12,499	$1.49
$1.68 - $3.00	1,101,000	9.09	$2.24	311,706	$2.01
$3.01 - $3.25	230,000	9.58	$3.25	—	$—
	3,078,111	8.93	$1.56	864,658	$1.00

The total intrinsic value of stock options exercised during the three and nine months ended October 31, 2015 was $72,000 and $1.4 million, respectively.  There were no stock options exercised during the nine months ended October 31, 2014.

8. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in our unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended October 31,		For the nine months ended October 31,
	2015	2014	2015	2014
Research and development	$38	$54	$163	$131
Sales and marketing	93	38	300	83
General and administrative expenses	111	225	403	429
Total	$242	$317	$866	$643

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model.  This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of October 31, 2015, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 3.08 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted during the three and nine months ended October 31, 2015 and 2014:

	For the three months ended October 31,	For the nine months ended October 31,
	2015	2015	2014
Expected volatility	81.3% - 82.2%	81.3% - 82.6%	82.1%
Expected term in years	6.0	6.0	6.0
Risk-free interest rate	1.57% - 2.14%	1.57% - 2.14%	2.27%
Expected dividend yield	—	—	—

There were no stock options granted during the three months ended October 31, 2014.

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

As of October 31, 2015 and January 31, 2015, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2015 tax years remain open for examination by the federal and state authorities.

10.       SUBSEQUENT EVENTS

In December 2015, the Company raised net proceeds of $5.6 million, after expenses of approximately $0.3 million, from the sale of 4,100,000 shares of common stock in a private placement.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three and nine months ended October 31, 2015 and 2014. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We are incurring research and development costs primarily on two projects: BPX01 and molecular iodine. BPX01 is a topical antibiotic for the treatment of acne based on a unique formulation of minocycline.  We have incurred preclinical costs for BPX01 in preparation of Phase 2 trials in fiscal year 2017.  The molecular iodine project includes an OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of fibrocystic breast condition, or FBC, and BPX03, a prescription drug version, for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. We began shipping VI2OLET through online stores in December 2014 and major retail outlets throughout fiscal year 2016.  To-date we have generated a de minimis amount of revenue from product sales, while we focus on building market awareness for our product. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities.  In June 2015, we raised net proceeds of $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT.  In December 2015, we raised net proceeds of $5.6 million through the sale of our common stock in a private placement.  The net proceeds from these financings through December 2015, totaled $24.4 million.

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

We have incurred recurring losses and negative cash flows from operations since inception and have funded operating losses through the sale of common stock in a public offering and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. In December 2015, the Company raised net proceeds of $5.6 million through the sale common stock in a private placement. The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

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

As shown in the accompanying condensed consolidated financial statements, we incurred a net loss available to common stockholders of $11.4 million and $5.4 million during the nine months ended October 31, 2015 and 2014, respectively, and had an accumulated deficit of $21.7 million as of October 31, 2015. As of October 31, 2015, we had working capital of $0.3 million. While management believes that it has a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented.

Results of Operations

Three and nine months ended October 31, 2015 and 2014

Revenue

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
(in thousands)				($ in thousands)
$20	$—	$20	N/A	$29	$—	$29	N/A

We shipped our first product, VI2OLET, to online stores in December 2014, and have expanded into retail pharmacies, specialty pharmacies and grocery chain outlet stores in the subsequent quarters.  VI2OLET is a new product in the dietary supplement field. We generally recognize revenue on a sell-through basis since we do not have historical information to estimate product returns, pricing discounts or other concessions upon shipment and, in certain cases, revenue is recognized when product is sold by the reseller to the end-user, on a first-in first-out basis.

Cost of Goods Sold

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
$19	$—	$19	N/A	$38	$—	$38	N/A

Cost of goods sold includes direct costs related to the sale of our iodine dietary supplement and amortization of our intangible assets.  The increase in cost of goods sold is related to the increase in recognized revenue related to our product.

Research and Development Expenses

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
$1,649	$664	$985	148%	$3,866	$1,827	$2,039	112%

The $1.0 million and $2.0 million increases for the three and nine months ended October 31, 2015, respectively, compared with the same periods in fiscal year 2015 were primarily due to higher headcount-related, preclinical and clinical studies and regulatory expenses.  We increased staffing to help with the logistics, final testing and meeting regulatory standards related to VI2OLET, as well as for progressing our BPX01 candidate from preclinical formulation to pilot production in preparation for Phase 2 trials.

Research and development expenses associated with our molecular iodine project for the three months ended October 31, 2015 and 2014 were approximately $493,000 and $378,000, respectively, and approximately $1.2 million and $694,000 for the nine months ended October 31, 2015 and 2014, respectively. We have commenced an Institutional Review Board (IRB) study for our molecular iodine project in preparation for Phase 3 trials.

Research and development expenses for our BPX01 project for the three months ended October 31, 2015 and 2014 were approximately $1.1 million and $286,000, respectively, and approximately $2.5 million and $1.0 million for the nine months ended October 31, 2015 and 2014, respectively. We expect to initiate our first Phase 2a clinical trial under an investigational new drug application with the FDA around the first quarter of fiscal year 2017. We expect research and development expenses related to BPX01 to continue to increase period over period, primarily due to the shift in expenses from internal to external for ramping clinical trial costs.

Sales and Marketing Expenses

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
$1,270	$775	$495	64%	$3,658	$1,424	$2,234	157%

The $0.5 million and $2.2 million increases for the three and nine months ended October 31, 2015, respectively, compared with the same period of fiscal year 2015, were primarily due to higher headcount-related, market research, advertising and stock-based compensation expenses, partially offset by lower consulting expenses.  Following the launch of VI2OLET, we have been focusing on increasing customer awareness of the product through multi-media advertising campaigns and participation in tradeshows, as well as increasing awareness among medical professionals by attending medical conferences and providing physicians with samples of the product.

General and Administrative Expenses

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
$930	$753	$177	24%	$3,074	$2,016	$1,058	52%

The $0.2 million and $1.1 million increases for the three and nine months ended October 31, 2015, respectively, compared with the same periods of fiscal year 2015, were primarily due to higher headcount-related costs, legal and insurance expenses, partially offset by lower consulting expenses.

Other Income (Expense)

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
$—	$19	$(19)	N/A	$(436)	$(17)	$419	2,465%

The $19,000 decrease for the three months ended October 31, 2015, compared with the same period of fiscal year 2015, was due to miscellaneous items recorded in the prior year.  The $0.4 million decrease for the nine months ended October 31, 2015, compared with the same period of fiscal year 2015, was due to an incremental fair value expense resulting from the modification of warrants, which was recorded in the first quarter of fiscal year 2016.

Provision for Income Taxes

Three months ended October 31,				Nine months ended October 31,
2015	2014	Change	%	2015	2014	Change	%
$2	$—	$2	N/A	$2	$—	$2	N/A

The provision for income taxes for the three and nine months ended October 31, 2015 was attributable to state income taxes.

Liquidity and Capital Resources

As of October 31, 2015, we had cash and cash equivalents of $2.2 million and working capital of $0.3 million.  In December 2015, we raised net proceeds of $5.6 million through the sale of our common stock in a private placement. In June 2015, we completed a public offering of common stock, which generated net proceeds of $7.8 million.  We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT.  Our primary capital requirements are to fund working capital, including the development of our products, and any acquisitions that we make that require cash consideration or expenditures.

Net cash used for operating activities for the nine months ended October 31, 2015 was $9.0 million, which primarily resulted from a net loss of $11.0 million, partially offset by non-cash expense of $1.4 million and changes in operating assets and liabilities of $0.7 million.  Changes in operating assets and liabilities was primarily attributable to purchases of inventory and timing of payments to vendors.  Net cash used for operating activities for the nine months ended October 31, 2014 was $4.1 million, which primarily resulted from a net loss of $5.3 million, partially offset by non-cash stock-based compensation expense of $0.6 million and changes in operating assets and liabilities of $0.5 million, primarily attributable to the timing of payments to vendors.

Net cash used for investing activities for the nine months ended October 31, 2015 and 2014 was primarily for the purchase of capital assets.

Net cash provided by financing activities for the nine months ended October 31, 2015 was $9.9 million, which was primarily due to $7.8 million of net proceeds from the sale of common stock in our public offering, $1.6 million from the exercise of stock options and warrants and $0.5 million from the issuance of a convertible note.  Net cash provided by financing activities for the nine months ended October 31, 2014 was $5.4 million, which was primarily due to proceeds from the issuance of convertible redeemable preferred stock and convertible notes payable.

As of December 14, 2015, the KIP private placement has not closed and the Company has notified KIP that KIP’s obligation to pay the $2.0 million purchase price to the Company has become due and payable under the subscription agreement.

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

ITEM 1A.               RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future prospects. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

Risks Related to our Financial Position and Need for Additional Capital

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. While our VI2OLET iodine dietary supplement has been on the market since December 2014 in online stores and is currently rolling out in drug and retail chains throughout the United States, we have never been profitable and, as of October 31, 2015, we had an accumulated deficit of $21.7 million and incurred net losses of $11.0 million and $5.3 million in the nine months ended October 31, 2015 and 2014, respectively. We expect to continue to incur net losses for the foreseeable future as we increase our marketing and advertising expenses related to VI2OLET and advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular BPX01 and BPX03.

Our portfolio of product candidates includes two clinical-stage drug product candidates, BPX01, a topical antibiotic for the treatment of acne, and BPX03, a molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. The success of our business, including our ability to finance our company and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these clinical-stage product candidates. In the future, we may also become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•                  the ability to raise additional capital on acceptable terms, or at all;

•                  timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•                  whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•                  acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•                  our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety and efficacy of our product candidates or any future product candidates;

•                  the prevalence, duration and severity of potential side effects experienced in connection with the use of our product candidates or future approved products, if any;

•                  the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•                  achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

•                  the ability of third parties with whom we contract to (i) manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, (ii) remain in good standing with regulatory agencies and (iii) develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMPs;

•                  a continued acceptable safety profile during clinical development and subsequent to approval of our product candidates or any future product candidates, if any;

•                  our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries or territories, whether alone or in collaboration with others;

•                  acceptance by physicians and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•                  our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

•                  our ability to avoid third-party patent interference or intellectual property infringement claims; and

•                  our ability to in-license or acquire additional product candidates or commercial-stage products that we believe we can successfully develop and commercialize.

If we are unable to achieve any of the above factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or fail to obtain regulatory approvals or commercialize our product candidates. Even if we obtain the necessary regulatory approvals, we may never successfully commercialize any of our product candidates. Accordingly, we may not generate revenue through the sale of our product candidates or any future product candidates sufficient to continue operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and in order to fund our operations and execute our business plan we will require additional financing.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue in operation for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2014 and 2013 and for the one-month period ended January 31, 2015 with respect to this uncertainty. Such an opinion may materially and adversely affect the price per share of our common stock and/or otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2016 and 2015  condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

We will need substantial additional funding.  If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.We incurred a net loss of approximately $11.0 million and $5.3 million for the nine months ended October 31, 2015 and 2014, respectively. At October 31, 2015, we had cash and cash equivalents of $2.2 million and significant liabilities and obligations.  Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time, even including the net proceeds from our private placement in December 2015 and assuming the successful completion of the KIP private placement. The development of our business will require substantial additional capital in the future to commercialize our VI2OLET product and conduct research and develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon private sales of our equity or debt securities, in addition to a public offering, to fund our operations. We currently have no credit facility or committed sources of capital, other than the KIP private placement. If we do not complete the KIP private placement, we will need to obtain additional financing sooner than expected. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations under outstanding instruments.

Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

We have a limited operating history and have yet to recognize more than a de minimis amount of revenue from sales of our VI2OLET iodine dietary supplement and have yet to obtain regulatory approvals for any of our product candidates, which makes it difficult to evaluate our future prospects and viability.

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. While our VI2OLET iodine dietary supplement went on the market in December 2014 in online stores and is currently rolling out in drug and retail chains throughout the United States, we have only recognized a de minimis amount of revenue from sales to date. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market.

We currently have limited marketing and sales capabilities. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our VI2OLET iodine dietary supplement or our product candidates, if approved, or generate product revenue.

The near-term growth of our product revenues heavily relies on our VI2OLET iodine dietary supplement. We launched our product in December 2014 in online stores and are currently rolling out in drug, grocery and retail chains throughout the United States. We have devoted substantial resources to the development of VI2OLET. The success of our commercialization of VI2OLET is a key component of our business growth over the next few years. To successfully commercialize VI2OLET and commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are unable to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results and prospects would suffer.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•                  delays in the commencement, enrollment and the timing of clinical testing for our product candidates;

•                  the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•                  any delays in regulatory review and approval of product candidates in clinical development;

•                  the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•                  the cost of manufacturing our VI2OLET iodine dietary supplement and product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

•                  our ability to obtain additional funding to develop our product candidates;

•                  expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•                  the level of demand for our VI2OLET iodine dietary supplement and product candidates, should they receive approval, which may vary significantly;

•                  potential side effects of our VI2OLET iodine dietary supplement and product candidates that could delay or prevent commercialization or cause the dietary supplement or an approved drug to be taken off the market;

•                  the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

•                  our dependency on third-party manufacturers to supply or manufacture our VI2OLET iodine dietary supplement and product candidates;

•                  our ability to establish an effective sales, marketing and distribution infrastructure in a timely manner;

•                  market acceptance of our VI2OLET iodine dietary supplement and product candidates, if approved, and our ability to forecast demand for VI2OLET and those product candidates;

•                  our ability to receive approval and commercialize VI2OLET and our product candidates outside of the United States;

•                  our ability to establish and maintain collaborations, licensing or other arrangements;

•                  our ability and third parties’ abilities to protect intellectual property rights;

•                  costs related to and outcomes of potential litigation or other disputes;

•                  our ability to adequately support future growth;

•                  our ability to attract and retain key personnel to manage our business effectively;

•                  potential liabilities associated with hazardous materials;

•                  our ability to maintain adequate insurance policies; and

•                  future accounting pronouncements or changes in our accounting policies.

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

We rely on a single, qualified supplier to manufacture our products.

Currently, we rely on one third-party manufacturer for our product manufacturing needs. UPM, a division of Gregory Pharmaceutical Holdings, Inc., manufactures solid dose iodine supplement tablets for our VI2OLET iodine dietary supplement. UPM is required by law to comply with the FDA’s regulations, including the cGMP regulations (for drugs and biologics). These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, UPM is contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that UPM will so comply. Failure of UPM to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees.

Our manufacturing contract is a short-term agreement. We are dependent upon renewing agreements with UPM or finding replacement manufacturers to satisfy our requirements. If we do not renew our agreement with UPM, there can be no assurance that we will be able to find or engage a replacement manufacturer on a timely basis, on acceptable terms, or at all. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on commercially reasonable or acceptable terms. Further, due to the short-term nature of our agreement, our expenses for manufacturing are not fixed and may change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.

In addition, we rely on our outside manufacturer to provide us with an adequate and reliable supply of our products on a timely basis and in accordance with good manufacturing standards and applicable product specifications. As a result, we are subject to and have little or no control over delays and quality control lapses that our third-party manufacturer may suffer.

We and our third-party manufacturers rely on a limited number of suppliers of the raw materials of our products. A disruption in supply of raw material would be disruptive to our inventory supply.

We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. We try to maintain inventory levels that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to distribute timely our finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose such orders and, possibly, our customers. This, in turn, could result in a loss of our market share and a corresponding reduction in our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and operating results.

Our ability to utilize our net operating loss, or NOL, carryforwards and research and development income tax credit carryforwards may be limited.

As of January 31, 2015, we had NOL carryforwards available to reduce future taxable income, if any, for federal and California state income tax purposes of $8.8 million and $8.8 million, respectively. If not utilized, the federal and California state NOL carryforwards will begin expiring during the years ended 2031 and 2031, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Development and Commercialization of our Product Candidates and Regulatory Approval and other Legal Compliance Matters

Our only commercialized product, our VI2OLET iodine dietary supplement, is subject to regulation by U.S. regulatory authorities.

Our first and only commercialized product, launched in December 2014, is our women’s health dietary supplement distributed under the brand name “VI2OLET” iodine. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of our VI2OLET dietary supplement is subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are or may be sold.

Although dietary supplements may generally be marketed without FDA premarket review and approval, the FDA regulates, among other things, the labeling, advertising and promotion of such products. We cannot represent, expressly or implicitly, that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease, or the FDA will consider such products as drugs. The FDA could determine that a particular statement of nutritional support is an unacceptable drug claim, is not substantiated, is an unauthorized version of a health claim or that the product is otherwise misbranded and/or adulterated. In addition, claims on labeling and promotional materials for our dietary supplement products could be challenged by the FDA, the FTC, competitors or consumers. If the FDA or the FTC determines that particular claims relating to our products are violative, we could be subject to regulatory action, such as investigations, warning or untitled letters and cease and desist orders, corrective labeling or advertising orders, consumer redress (for example, offers to repurchase products previously sold to consumers), injunctive relief or product seizures, civil penalties or criminal prosecution. Enforcement action by the FDA or the FTC could materially and adversely affect our business, financial position and operating results and could cause the market value of our common stock to decline.

In addition, the FDA regulates the manufacturing and safety of dietary supplements. The manufacturing of dietary supplements is subject to dietary supplement cGMPs. We are also required to submit to the FDA serious advent reports, and the FDA may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of this information or other information about the product. During development of BPX03 by the prior sponsor, the FDA expressed concern about the potential for teratogenicity of molecular iodine in a use similar to that of our VI2OLET dietary supplement. If the FDA determines that our dietary supplement is unsafe or adulterated or otherwise in violation of FDA requirements, the FDA could take regulatory action as described above.

From time to time, the above-mentioned agencies and lawmakers consider the implementation of more stringent laws and regulations of dietary supplements and other products. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products unsusceptible to reformulation, additional recordkeeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects. For example, in July 2011, the FDA issued draft guidance explaining its interpretation of the requirement for the notification to the FDA of certain new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s current thinking on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, we would incur significant additional expenses, which could materially and adversely affect our business in several ways, including, but not limited to, the enjoinment of manufacturing of our products if and until the FDA determines that we are in compliance and can resume manufacturing, which would reduce our growth prospects.

Clinical drug development is costly, time-consuming and uncertain, and we may suffer setbacks in our clinical development program that could harm our business.

Clinical drug development for our product candidates is costly, time-consuming and uncertain. Our product candidates are in various stages of development and while we expect that clinical trials for these product candidates will continue for several years, such trials may take significantly longer than expected to complete. In addition, we, the FDA, an IRB or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

•                  discovery of safety or tolerability concerns, such as serious or unexpected toxicities or side effects or exposure to otherwise unacceptable health risks, with respect to study participants;

•                  lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

•                  delays in subject recruitment and enrollment in clinical trials or inability to enroll a sufficient number of patients in clinical trials to ensure adequate statistical ability to detect statistically significant treatment effects;

•                  difficulty in retaining subjects and volunteers in clinical trials;

•                  difficulty in obtaining IRB approval for studies to be conducted at each clinical trial site;

•                  delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

•                  inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

•                  delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations, or CROs, clinical trial sites and other third-party contractors;

•                  inability to add a sufficient number of clinical trial sites;

•                  uncertainty regarding proper formulation and dosing;

•                  failure by us, our employees, our CROs or their employees or other third-party contractors to comply with contractual and applicable regulatory requirements or to perform their services in a timely or acceptable manner;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  failure to design appropriate clinical trial protocols;

•                  inability or unwillingness of medical investigators to follow our clinical protocols;

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or

•                  changes in applicable laws, regulations and regulatory policies.

As with other pharmaceutical and biotechnology companies, we may suffer significant setbacks in our clinical trials despite promising results in earlier trials. In the event that we abandon or experience delays in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects may be harmed.

We may be unable to obtain regulatory approval for BPX01, BPX03 or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

We are not permitted to market any of our current product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries. Failure to obtain such regulatory approvals will delay or prevent us from commercializing any of our current or future product candidates.

To gain approval to market a new drug such as BPX01 or BPX03, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrate the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, Phase 2 studies may be conducted in populations that may differ from those in Phase 3 trials and may be conducted using endpoints or measures that differ from those used in later clinical trials. For example, the Phase 2 trial of BPX03 conducted by the prior sponsor used the Lewin pain scale, which was not a validated patient-reported outcome instrument, or PRO, and which the FDA suggested not be used to assess the primary efficacy endpoint in Phase 3 trials. In addition, despite positive results from the Phase 2 trial of BPX03 comparing the 3.0 mg and 6.0 mg doses to the 1.5 mg dose and placebo on the Lewin pain scale, a Phase 3 clinical trial for BPX03, was not completed due to insufficient funds of the prior sponsor and did not meet any of its primary or secondary efficacy endpoints. Accordingly, regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful.

In the case of our topical product candidate, BPX01, we are seeking to deliver sufficient concentrations of the API through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the antibiotic delivered in BPX01 is very difficult to stabilize and prone to epimerization in most formulations and delivery systems and, as such, presents great challenges for transepidermal delivery. We believe potential competitors have attempted to resolve these problems by stabilizing the antibiotic in certain lipophilic formulation, but the solutions either failed to adequately deliver the antibiotic or required overly high concentration (i.e., dosage) for clinical efficacy. As a result, safety and efficacy of BPX01 may be difficult to establish.

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons. The FDA or the applicable foreign regulatory body may:

•                  disagree with the design or implementation of one or more clinical trials;

•                  decline to deem a product candidate safe and effective for its proposed indication, or deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits. For example, the FDA has expressed concern over the risk-benefit profile of BPX03 and indicated to the prior sponsor that, due to potential thyroid toxicity and teratogenic effects, BPX03 should be used primarily for the management of severe breast pain that does not respond adequately to treatment with OTC analgesics and other conservative measures and that the proportion of responders in the treatment group should be at least two-fold greater than the proportion of responders in the placebo group;

•                  find the data from preclinical studies and clinical trials does not sufficiently support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required for approval;

•                  disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties;

•                  determine the data collected from clinical trials are insufficient to support the submission or approval of an NDA or other applicable regulatory filing. For example, the FDA has stated that two adequate and well-controlled Phase 3 clinical trials would be required for submission of an NDA for BPX03 and that it would require a safety database of at least 1,500 patients exposed to the proposed formulation;

•                  require additional preclinical studies or clinical trials;

•                  identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;

•                  grant approval contingent on the performance of costly additional post-approval clinical trials;

•                  approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested or with strong warnings that may affect marketability;

•                  decline to approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;

•                  require a Risk Evaluation and Mitigation Strategy, or REMS, with monitoring requirements or distribution limitations. For example, it is possible that the FDA could require distribution controls in the approval, if any, of BPX03 to prevent inadvertent exposure to pregnant women;

•                  decline to approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with whom we contract; or

•                  change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

Any delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

Delays or difficulties in the enrollment of patients in clinical trials may result in additional costs and delays in our ability to generate significant revenues, and may delay or prevent our receipt of any regulatory approvals necessary to commercialize our planned and future products.

We may not be able to initiate or continue clinical trials for BPX01, BPX03 or our early-stage product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as BPX01 and BPX03, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•                  the severity of the disease under investigation;

•                  the eligibility criteria for the study in question;

•                  the perceived risks and benefits of the product candidate under study;

•                  the efforts to facilitate timely enrollment in clinical trials;

•                  the patient referral practices of physicians;

•                  the ability to monitor patients adequately during and after treatment; and

•                  the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and impede our ability to obtain additional financing.

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for at least one of our product candidates. If the FDA concludes that certain of our product candidates fail to satisfy the requirements under Section 505(b)(2), or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for such product candidates may take significantly longer, cost substantially more and entail greater complications and risks than anticipated and, in either case, may not be successful.

We are currently developing one product candidate, BPX01, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway, and may decide to seek FDA approval for early-phase products through the Section 505(b)(2) regulatory pathway in the future. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

BPX01 is a topical formulation of Solodyn (minocycline), a previously approved oral antibiotic. Reliance on safety findings made by the FDA in approving Solodyn, the antibiotic we intend to reference in our NDA, could expedite the development program for our product candidates by decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. BPX01’s route of administration and dosage form, however, differ from Solodyn’s and, as a result, the FDA may not permit us to use this approach to regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards to obtain regulatory approval. In such case, the time and financial resources required to obtain FDA approval for BPX01, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, likely would increase substantially. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could prevent us from introducing our product candidates into the market prior to our competitors, which would likely harm our competitive position and prospects. Further, even if the FDA allows us to pursue the Section 505(b)(2) regulatory pathway, we cannot guarantee that it would ultimately lead to faster product development, and our product candidates may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

Furthermore, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. As part of any NDA we would submit to the FDA for BPX01, we would be required to make certifications to all patents listed in the Orange Book (as later defined) for Solodyn, the listed drug we intend to reference in our NDA. There are currently five patents listed in the Orange Book for Solodyn. If we make a Paragraph IV certification (as later defined) to any of the patents listed in the Orange Book, those patent certifications may give rise to patent litigation and mandatory delays in approval of our NDA for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

Use of PROs in our BPX03 clinical trials may delay the development of BPX03 or increase our development costs.

Due to the difficulty of objectively measuring the symptoms of FBC, PROs may have an important role in the development and regulatory approval of our BPX03 product candidate. PROs involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty in determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. Furthermore, we intend to use a new PRO in our planned Phase 3 clinical program for BPX03. The FDA has recommended that we validate the PRO prior to use in any Phase 3 clinical trials we may conduct. The FDA may not accept the new PRO or may require changes in the PRO, which would delay clinical development of BPX03, increase our costs and necessitate additional clinical trials.

We have never conducted a clinical trial or obtained approval of any product candidates, and may be unable to do so successfully.

As a company, we have no experience in conducting clinical trials or progressing a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that planned clinical trials will begin or conclude on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs, and/or consultants. Any performance failure on the part of such third parties could delay clinical development or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

Any product candidates that we commercialize will be subject to ongoing and continued regulatory review.

Even after we achieve U.S. regulatory approval for a product candidate, if any, we will be subject to continued regulatory review and compliance obligations. For example, the FDA may impose significant restrictions on the approved indicated uses for which our product candidates may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or a REMS to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with the FDA’s good clinical practice, or GCP, requirements and good laboratory practice requirements, which are regulations and guidelines the FDA would apply to all of our product candidates in clinical and preclinical development, along with any clinical trials that we conduct post-approval, and continued compliance with the FDA’s cGMP requirements pursuant to which manufacturing facilities are subject to continual review and periodic inspections by the FDA. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•                  impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

•                  issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•                  mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•                  require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•                  commence criminal investigations and prosecutions;

•                  impose injunctions;

•                  impose other civil or criminal penalties;

•                  suspend any ongoing clinical trials;

•                  delay or refuse to approve pending applications or supplements to approved applications filed by us;

•                  refuse to permit drugs or active ingredients to be imported or exported to or from the United States;

•                  suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products or require us to initiate a product recall.

The regulations, policies or guidance of the FDA and other applicable government agencies may change and new or additional statutes or government regulations may prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our product candidates, which would materially and adversely affect our ability to generate revenue and achieve or maintain profitability.

Our product candidates may cause serious or undesirable side effects or possess other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of approved labeling or result in post-approval regulatory action.

Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved, after marketing such product. Undesirable side effects caused by product candidates could cause us or regulatory authorities to interrupt, modify, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition, operating results and prospects.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our product candidates after obtaining U.S. or foreign regulatory approval or other products with the same or related active ingredients, a number of potentially negative consequences could result, including:

•                  regulatory authorities may withdraw their approval of the product;

•                  regulatory authorities may require a recall of the product or we may voluntarily recall a product;

•                  regulatory authorities may require the addition of warnings or contraindications in the product labeling, narrowing of the indication in the product label or issuance of field alerts to physicians and pharmacies;

•                  we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;

•                  we may be subject to limitations as to how we promote the product;

•                  we may be required to change the way the product is administered or modify the product in some other way;

•                  the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•                  sales of the product may decrease significantly;

•                  we could be sued and held liable for harm caused to patients; and

•                  our brand and reputation may suffer.

Any of the above events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, or if physicians misuse our products or use our products off-label, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

We cannot, however, prevent a physician from using our product candidates in ways that fall outside the scope of the approved indications, as he or she may deem appropriate in his or her medical judgment. Physicians may also misuse our product candidates or use improper techniques, which may lead to adverse results, side effects or injury and, potentially, subsequent product liability claims. Furthermore, the use of our product candidates for indications other than those cleared by the FDA and/or other regulatory agencies may not effectively treat such conditions, which could harm our brand and reputation among both physicians and patients.

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we conduct our business. The laws and regulations that may affect our ability to operate include:

•                  the federal healthcare program anti-kickback statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the United States False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, which prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•                  HIPAA and related implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, or ACA, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, with such information published on a searchable website on an annual basis; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recently enacted ACA, among other things, amended the intent requirement of the federal anti-kickback statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of our operations, any of which could materially and adversely affect our ability to operate our business and our financial results.

Our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

Even if our current product candidates or any future product candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications, and may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

•                  the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

•                  the effectiveness of our product as compared to other available therapies;

•                  the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;

•                  the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

•                  acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•                  physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

•                  in the case of FBC, patients’ perceptions of the condition as one for which medical treatment may be appropriate and a prescription therapy may be available;

•                  overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

•                  proper training and administration of our product candidates by physicians and medical staff;

•                  patient satisfaction with the results and administration of our product candidates and overall treatment experience;

•                  the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;

•                  the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;

•                  the prevalence and severity of side effects;

•                  limitations or warnings contained in the FDA-approved labeling for our product candidates;

•                  any FDA requirement to undertake a REMS;

•                  the effectiveness of our sales, marketing and distribution efforts;

•                  adverse publicity about our product candidates or favorable publicity about competitive products; and

•                  potential product liability claims.

If any of our current or future product candidates are approved for use but fail to achieve the broad degree of physician and patient adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our operations.

If we are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, their commercial success may be severely hindered.

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of dematological and women’s health—related issues have received limited or no reimbursement coverage by insurers and, accordingly, coverage for BPX03 and BPX01, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for certain of our product candidates will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Further, third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, although private third-party payors tend to follow Medicare, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions in both the United States and in international markets. Third-party coverage and reimbursement for any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could harm our business, financial condition, operating results and prospects.

Our product candidates, if approved, will face significant competition and our failure to compete effectively may prevent us from achieving significant market penetration.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including OTC treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.

We anticipate that, if we obtain regulatory approval of our product candidates, we will face significant competition from other approved therapies and may need to compete with unregulated, unapproved and off-label treatments. Certain of our product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

Due to less stringent regulatory requirements in certain foreign countries, there are many more dermatological products and procedures available for use in those international markets than are approved for use in the United States. In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market them. As a result, we expect to face more competition in these markets than in the United States.

BPX01 and BPX03, if approved, will face intense competition and most of our competitors have significantly greater resources than we do.

If approved for the treatment of acne, BPX01 will face direct competition from numerous other topical products such as antimicrobials, retinoids or some combination of the two, and the existence of these products may limit the market size for BPX01. In addition, BPX01 will compete against oral systemic treatments for acne, which include isotretinoins, antibiotics, antimicrobials and contraceptives, and against a number of approved topical treatments for acne, including branded drugs and generic versions where available. If approved for the treatment of FBC, BPX03 will face direct competition from numerous other products such as Danocrine, Tamoxifen and Bromocriptine and the existence of these products may limit the market size for BPX03. Certain alternative treatments offered by competitors may be available at a lower price and may offer greater efficacy or a better safety profile. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by health insurers, physicians and patients than our competing product candidates based upon cost or convenience.

We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities regulated by the FDA or an applicable foreign regulatory authority. Our products and product candidates are designed to affect bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury and possibly death to a patient. An inability to obtain sufficient insurance coverage on commercially reasonable terms or otherwise to protect against potential product liability claims could inhibit our business.

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•                  withdrawal of clinical trial participants;

•                  termination of clinical trial sites or entire trial programs;

•                  the inability to commercialize our product candidates;

•                  decreased demand for our product candidates;

•                  impairment of our brand and/or reputation;

•                  product recall or withdrawal from the market or labeling, marketing or promotional restrictions;

•                  substantial costs of any related litigation or similar disputes;

•                  distraction of management’s attention and other resources from our primary business;

•                  substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or

•                  loss of revenue.

Although we maintain product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability—related expenses or losses and may not cover us for any expenses or losses we suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability, particularly if any of our product candidates receive regulatory approval. Further, a successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and harm our business, financial condition, operating results and prospects.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity concerning our products, whether accurate or inaccurate, could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.

At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including the appearance of new technologies that render our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Risks Related to Dependence on Third Parties, Employee Matters, Managing Growth and Macroeconomic Conditions

Future discovery and preclinical development collaborations may be important to us. If we are unable to maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

Future collaborations we may enter into may involve the following risks:

•                  collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•                  collaborators may not perform their obligations as expected;

•                  changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;

•                  collaborators may delay discovery and preclinical development, provide insufficient funding for product development of targets selected by us, stop or abandon discovery and preclinical development for a product candidate, repeat or conduct new discovery and preclinical development for a product candidate;

•                  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed than ours;

•                  product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the development of our product candidates;

•                  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the discovery, preclinical development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•                  collaborators may not properly maintain or defend our intellectual property rights or intellectual property rights licensed to us or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•                  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•                  collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development of any of our product candidates. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

If we are unable to maintain our collaborations, development of our product candidates could be delayed and we may need additional resources to develop them. All of the risks relating to product development, regulatory approval and commercialization described in this prospectus also apply to the activities of our collaborators.

We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing our growth.

Our current management, personnel, systems and facilities are not adequate to support our business plan and future growth. We will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

To manage our operations, growth and various projects effectively, we must:

•                  continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;

•                  attract and retain sufficient numbers of talented employees;

•                  develop a marketing, sales and distribution capability;

•                  manage our commercialization activities for our product candidates effectively;

•                  establish and maintain relationships with development and commercialization partners;

•                  manage our preclinical and clinical trials effectively;

•                  manage our third-party supply and manufacturing operations effectively and in a cost-effective manner, while increasing production capabilities for our current product candidates to commercial levels; and

•                  manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

In addition, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to preclinical and clinical testing. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. We rely on consultants for certain functions of our business and will need to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to manage our growth effectively and expand our organization by hiring new employees and expanding our use of consultants, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might fail to achieve our research, development and commercialization goals.

If we fail to attract and retain management and other key personnel, we may be unable to continue to develop successfully or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer, James R. Pekarsky; our President and Secretary, Anja Krammer; our Executive Vice President of Research & Development, Kin F. Chan, PhD, our Chief Financial Officer, Greg Kitchener and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater and other resources, different risk profiles and longer histories in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We currently develop our clinical drug products exclusively in one research and development facility and may utilize this facility in the future to support commercial production if our product candidates are approved. If this or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business would be materially harmed.

We currently research and develop our product candidates exclusively in a single laboratory located in our corporate headquarters at 1098 Hamilton Court, Menlo Park, California. If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to timely manufacture our products, if at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

Currently, we maintain insurance coverage totaling $10 million against product liability claims, $5 million against damage to our property and equipment and $1 million in workers compensation coverage, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

Our failure to successfully in-license, acquire, develop and market additional product candidates or approved products would impair our ability to grow our business.

Our strategy is to in-license and acquire product candidates and we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Menlo Park, California, near major earthquake and fire zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates, our business, financial condition, operating results and prospects would suffer.

Our business and operations would suffer in the event of failures in our internal computer systems or those of our collaborators.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

Risks Related to Our Intellectual Property

We may not be able to obtain or enforce patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our product candidates and technologies will depend in part upon our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights. Our ability to protect any of our product candidates from unauthorized or infringing use by third parties depends in substantial part upon our ability to obtain and maintain valid and enforceable patents.

Our patent portfolio includes patent applications in the United States. Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use or sell products identical to or substantially similar to, our product candidates. Additionally, restrictive regulations governing the precise labeling of ingredients and percentages for supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products may make patent protection impractical.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patent applications, such applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any patents we might obtain or license may not cover our product candidates, or may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

Competitors in the fields of women’s health and dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne and iodine for breast health and because BPX01 and BPX03 represent forms of such therapies, respectively, the patent protection available for BPX01 and BPX03 may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  the patents of others may have an adverse effect on our business;

•                  any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•                  any patents we obtain or our in-licensed issued patents may not be valid or enforceable; and

•                  we may not develop additional proprietary technologies that are patentable.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. While various extensions may be available, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, however, we may be open to competition from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product candidate limits the time during which we can market a product candidate under patent protection, which may affect the profitability of our early-stage product candidates, in particular.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and unpatented know-how will not otherwise become known or independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Further, enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.

Changes in patent law or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

The United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the scope and value of patents, once obtained.

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact(s) the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. One important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party who files a patent application with the USPTO after such date but prior to us may therefore be awarded a patent covering an invention of ours even if we were the first to invent. This “first-inventor-to-file” system will require us both to remain cognizant, going forward, of the timing between invention and filing of a patent application.

Among some of the other changes introduced by the AIA are those that (i) limit where a patentee may file a patent infringement suit and (ii) provide opportunities for third parties to challenge any issued patent in the USPTO. Such changes apply to all of our U.S. patents, even those issued prior to March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings, as compared to the evidentiary standard applied in U.S. federal courts, necessary to invalidate a patent claim, a third party could potentially present evidence in a USPTO proceeding sufficient for the USPTO to find a claim invalid, notwithstanding that the same evidence would be insufficient to invalidate a claim first presented in a district court action. Accordingly, a third party may attempt opportunistically to use USPTO procedures to invalidate our patent claims.

Depending on decisions by the United States Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ abilities to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.

We have applied for trademark protection for several trademarks in the United States. These include “BIOPHARMX,” “VI2OLET,” “GET IT OFF YOUR CHEST,” “THE GIRLS HAVE SOMETHING TO SAY,” “THE BOOB WHISPERER,” “VIOLET,” and the VI2OLET logo. The USPTO has registered our “BIOPHARMX,” “VI2OLET,” and “VIOLET” trademarks. We have received a Notice of Allowance from the USPTO for each of the other trademark applications except for the VI2OLET logo trademark. We have also applied for trademark protection for our “VI2OLET” and “BIOPHARMX” trademarks in the European Union. We have applied for five trademarks in China, which include BIOPHARMX, VIOLET IODINE, and the VI2OLET logo. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection insufficient to guard against such infringement. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals. In such instances, we may be unable to enjoin or otherwise prevent infringement of our patents or marketing of competing products in violation of our proprietary rights, generally. Proceedings to enforce our patent rights in foreign jurisdictions could (i) result in substantial costs and divert our efforts and attention from other aspects of our business, (ii) put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and (iii) provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may be unable to seek adequate remedies to address infringement and/or material diminishment of the value of our patents, which could limit our potential revenue opportunities in such jurisdictions. Accordingly, our efforts to establish or enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business and development of our product candidates.

We are a party to certain license agreements that impose various royalty and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate the license, in which event we may not be able to develop or market the affected product candidate. Our license agreement with NuTech expires when both parties cease to produce or research an applicable product for a period of five years and our license agreement with Iogen is intended to be of perpetual duration. Both agreements may be terminated in the event of a breach. The loss of such rights could materially adversely affect our business, financial condition, operating results and prospects.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time-consuming and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents issue, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, due to the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods

In addition, our product candidates or proprietary technologies may infringe patents owned and/or filed by third parties, or third parties may allege such infringement. Because (i) some patent applications in the United States may be maintained in secrecy until the patents are issued, (ii) patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and (iii) publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. Such lawsuits can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are later invalidated. A court may, however, decide that we are infringing the third party’s patents and order us to cease the activities covered by the patents. In addition, there is a risk that a court will order us to pay to such third party damages for having violated the other party’s patents.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product, or forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, re-examination or other post-grant proceedings declared or granted by the USPTO, and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including:

•                  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•                  substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•                  a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;

•                  if a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies; and

•                  redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could harm our ability to raise additional funds or otherwise adversely affect our business, financial condition, operating results and prospects.

Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than our technology alone would otherwise suggest.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patent applications or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Such proceedings and/or litigation can be expensive—particularly for a company of our size—and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction are not satisfied. An adverse determination in such case could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they fail to cover or otherwise protect our product candidates. Moreover, such adverse determinations could subject our patent applications to the risk that they will not issue, or issue with limited and potentially inadequate scope to cover our product candidates.

Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that we may, intentionally or incidentally, disclose some of our confidential results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

Risks Related to Our Common Stock

The stock price of our common stock may be volatile or may decline.

Our stock price is likely to be volatile.  The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•                  limited daily trading volume resulting in the lack of a liquid market;

•                  the success of, and fluctuations in, the commercial sales of VI2OLET and any product candidates approved for commercialization in the future;

•                  the development status of our product candidates, including whether any of our product candidates receive regulatory approval;

•                  regulatory or legal developments in the United States and foreign countries;

•                  the results of our clinical trials and preclinical studies;

•                  the clinical results of our competitors or potential competitors;

•                  the execution of our partnering and manufacturing arrangements;

•                  our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•                  variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•                  variations in the level of expenses related to our commercialization activities, if any product candidates are approved;

•                  the performance of third parties on whom we rely for clinical trials, manufacturing, marketing, sales and distribution, including their ability to comply with regulatory requirements;

•                  overall performance of the equity markets;

•                  changes in operating performance and stock market valuations of other pharmaceutical companies;

•                  market conditions or trends in our industry or the economy as a whole;

•                  the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

•                  developments with respect to intellectual property rights;

•                  our commencement of, or involvement in, litigation;

•                  FDA or foreign regulatory actions affecting us or our industry;

•                  changes in the structure of healthcare payment systems;

•                  the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•                  changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•                  ratings downgrades by any securities analysts who follow our common stock;

•                  the development and sustainability of an active trading market for our common stock;

•                  the size of our market float;

•                  the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;

•                  recruitment or departure of key personnel;

•                  changes in accounting principles;

•                  other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•                  any other factors discussed in this prospectus.

In addition, the stock markets, and in particular the NYSE MKT, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting as of January 31, 2015. As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

Our accounting staff at January 31, 2015 consisted of a full-time accounting manager and an interim controller who was working full-time during quarterly reporting periods. The limited staff did not allow for effective internal control over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP related to the accounting for warrants, convertible notes payable and convertible redeemable preferred stock, accounting for stock-based compensation and the recording of liabilities in the appropriate reporting period commensurate with our financial reporting requirements. As a result, adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with GAAP. Consequently, post-closing adjustments during the year ended December 31, 2014 included increases to current liabilities, stockholders’ deficit and net loss of approximately $69,000, $286,000 and $334,000, respectively, and a decrease to convertible redeemable preferred stock of approximately $289,000. Post-close entries for the one-month transition period ended January 31, 2015 included decreases to current liabilities and net loss of approximately $261,000 and $117,000, respectively.

As of the date hereof, we have not remediated these material weaknesses. Subsequent to January 31, 2015, we have hired a controller, who is a certified public accountant, and a full-time Chief Financial Officer.  Both have extensive public company experience. To better manage our internal systems and controls, effective beginning the third fiscal quarter of 2016, we implemented an enterprise resource planning system throughout the company. We are continuing to adopt and implement written policies and procedures for accounting and financial reporting. The implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our internal control over financial reporting.

Even if we develop effective internal control over financial reporting, such controls may become inadequate due to changes in conditions or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act, or Section 404, and sufficiently effective requires the investment of substantial time and resources, including by our Chief Executive Officer and other members of our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this process and whether we will need to implement remedial actions in order to establish effective controls over financial reporting. The determination of whether or not our internal controls are sufficient and any remedial actions required could result in us incurring additional costs that we did not anticipate, including the hiring of outside consultants. We may also fail to timely complete our evaluation, testing and any remediation required to comply with Section 404.

We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. While we could be a smaller reporting company for an indefinite amount of time, and thus relieved of the above-mentioned attestation requirement, an independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Such undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We will continue to incur significant costs as a result of and devote substantial management time to operating as a newly-listed company on the NYSE MKT.

As a newly-listed company on the NYSE MKT, we incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before when trading on the OTCQB Marketplace. For example, we are subject to the rules and regulations subsequently implemented by the NYSE MKT, including changes in corporate governance practices. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part upon the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall. We expect that significant additional capital will be needed in the future to continue our planned operations.  To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell additional common stock, convertible securities or other equity securities, investors in a prior transaction may be materially diluted.  Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock.  Further, any future sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline.  Moreover, we have registered all shares of common stock that we may issue under our equity compensation plan and may issue additional shares upon the exercise of warrants. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 35% of our outstanding common stock as of October 31, 2015. As a result, these stockholders, acting together, will have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, will have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•                  delaying, deferring or preventing a change of control of us;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment vehicles of Franklin Advisers, or Franklin Advisers, collectively hold approximately 16% of the aggregate voting power of the Company as of December 14, 2015, and could acquire up to 25% of the voting power through open-market purchases of our common stock.  Franklin Advisers could have considerable influence over matters such as approving a potential acquisition of us.  Franklin Adviser’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions of the Delaware General Corporation Law, or DGCL, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•                  provide that our board of directors has the right to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director;

•                  provide that only a majority of our board of directors or an officer instructed by the directors are authorized to call a special meeting of stockholders;

•                  authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock; and

•                  provide that our board of directors is expressly authorized to make, alter or repeal our bylaws.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing so as to cause us to take certain corporate actions you desire.

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company” and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings are compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

We have never paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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
Date: December 15, 2015
	By:	/s/ James Pekarsky
James Pekarsky
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)