Form 10-K
period 2016-01-31
BioPharmX Corp
filed 2016-05-02
CIK 1504167

Use these links to rapidly review the document

CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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

         Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 Par Value.

         Securities registered pursuant to Section 12(g) of the Act: None.

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 31, 2015, the last day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant's common stock held by non-affiliates was $31.8 million, based upon the closing price of the Registrant's common stock as reported on the NYSE MKT on July 31, 2015. Shares of the Registrant's common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 1, 2016, there were outstanding 28,817,017 shares of the registrant's common stock, $0.001 par value.

         Documents incorporated by reference: Certain sections of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

BioPharmX Corporation
Form 10-K

        This Annual Report on Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expect," "anticipate," "target," "goal," "project," "hope," "intend," "plan," "believe," "seek," "estimate," "continue," "may," "could," "should," "might," variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons. Given these risks, uncertainties and assumptions you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission ("SEC"), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward- looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

        Unless the context otherwise requires, we use the terms "BioPharmX," "company," "we," "us" and "our" in this Annual Report on Form 10- K to refer to BioPharmX Corporation and its subsidiary.

PART I

ITEM 1.    BUSINESS

Overview

        We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women's health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for molecular iodine (I2) and antibiotics.

        Our management team has experience in formulation development, intellectual property generation, clinical trial execution, regulatory strategy definition and licensing and direct to consumer product commercialization. Our business model is to outsource our manufacturing and at times commercialization activities in order to maintain our focus on technology sourcing, acquisitions and strategic partner development to create new products to address unmet needs in well-defined global markets. Our current portfolio of product candidates targets significant market opportunities and includes two clinical stage product candidates: (1) BPX01, a topical antibiotic for the treatment of acne based on a unique formulation of minocycline and (2) BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia. The molecular iodine project includes an OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as a prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.

        Since inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014 and are expanding into retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States. We continue to pursue additional channel distribution expansion for VI2OLET to provide even broader access to consumers. We are exploring commercial growth opportunities, which may include strategic partnerships with women's health companies. To date, we have generated a de minimis amount of revenue from product sales while we focus on building market awareness for our product. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities. In June 2015, we raised net proceeds of $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.

Share Exchange

        On January 23, 2014, we (then operating as Thompson Designs, Inc.), BioPharmX, Inc. and the stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., entered into and consummated transactions pursuant to a share exchange agreement, such transaction referred to as the

Share Exchange, whereby we issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of our common stock, in exchange for 100% of the shares of BioPharmX, Inc. held by such stockholders. The shares of our common stock received by the stockholders of BioPharmX, Inc. in the Share Exchange constituted approximately 77.8% of our then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement. As a result of the Share Exchange, BioPharmX, Inc. became our wholly-owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition, with BioPharmX, Inc. as the acquirer and us as the acquired party, and as a result the historical financial statements prior to the Share Exchange included in this Annual Report on Form 10-K are the historical financial statements of BioPharmX, Inc. On March 3, 2014, we changed our name to BioPharmX Corporation. On May 16, 2014, we reincorporated from Nevada to Delaware.

Product and Product Candidates

        We have developed our product portfolio using our proprietary drug delivery technologies including innovative delivery mechanisms for molecular iodine and antibiotics. We currently have one marketed product, VI2OLET, and two clinical-stage product candidates, BPX01 and BPX03. The following table presents a summary of our marketed products and clinical-stage product candidates (years are in calendar years):

Product/ Product Candidates	Delivery Mechanism	Platform Technology/ Application	Product Type	Anticipated Study Initiation
VI2OLET	Oral	Molecular iodine (I2) for the alleviation of symptoms of FBC	OTC Dietary Supplement	Post market non-IND study 2016
BPX03	Oral	Molecular iodine (I2) for treatment of moderate to severe periodic breast pain associated with FBC and cyclic mastalgia	Prescription Drug	Phase 3 ready 2017
BPX01	Topical	Topical antibiotic for treatment of acne	Prescription Drug	Phase 2a and 2b 2016

VI2OLET Iodine

        Our first commercial product, VI2OLET, is a patented OTC molecular iodine dietary supplement that addresses cyclic breast discomfort and is clinically demonstrated to alleviate the symptoms associated with FBC, including tenderness, aches and swelling. Women who suffer from menstrual-related breast discomfort are recommended to take one to two tablets per day on an empty stomach for at least 60 days to realize initial symptom relief. Our patented molecular iodine formula is delivered to breast tissue and is intended to reduce the breast cell build-up that results in breast discomfort. We launched VI2OLET in December 2014 in online stores and are expanding into retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States.

BPX03

        In addition to VI2OLET, we are also developing BPX03, a prescription drug version of our molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. We in-licensed this prescription iodine drug candidate, which was previously under development by the licensors, and refer to both the prior sponsor's investigational drug and our investigational drug as BPX03. We are exploring commercial growth opportunities for the expansion of VI2OLET, which may include strategic partnerships with women's health companies. To distribute BPX03 globally, products such as ours may require a prescription due to regulatory requirements. We are currently in the process of conducting a clinical study (using VI2OLET) under Health Canada and institutional review board, or IRB, oversight to provide additional insight on how to design a Phase 3 safety and efficacy study. We are planning to commence our first Phase 3 clinical trial for BPX03 to support FDA and foreign regulatory requirements upon completion of the non- investigational new drug application, or non-IND, study meeting with the FDA, and submission of our IND for BPX03. We expect to complete the non-IND study in calendar 2016, which would allow us to commence a Phase 3 clinical study in calendar 2017. We would seek approval only in those countries where we plan to market the prescription product. Should we decide to pursue prescription drug approval in the United States, we would submit a full 505(b)(1) New Drug Application, or NDA.

BPX01

        We are developing BPX01, a hydrophilic, topical antibiotic for the treatment of acne. BPX01 is a novel formulation and utilizes a transepidermal delivery mechanism for minocycline that we believe has the potential to kill P. acnes bacteria without the systemic side effects of orally-administered antibiotics. BPX01 contains an active pharmaceutical ingredient that is well known, and is expected to also possess anti-inflammatory properties, which reduce swelling and redness. We have completed a 4-week animal toxicity study to support our first Phase 2a clinical study, and we are currently conducting a 13-week animal toxicity study to support the planned 12-week Phase 2b clinical study. An IND to initiate the first Phase 2a clinical trial of BPX01 was submitted to the FDA in January 2016, and we received a letter from the FDA in March 2016 stating that the study may proceed. We intend to immediately commence the Phase 2a clinical study. We are also preparing to conduct a bridging safety study using oral minocycline as the comparator and a Phase 2b dose-finding clinical study for BPX01. We intend to pursue regulatory approval under Section 505(b)(2) of the FDC Act, or Section 505(b)(2). We believe the Section 505(b)(2) regulatory pathway, which permits us to rely in part on the FDA's prior findings of safety and/or efficacy for an approved drug product, may reduce the product development risk and could reduce the time and resources we spend during development of BPX01. We believe our design approach for transepidermal delivery may also be utilized with other APIs.

BPX02

        We are developing BPX02, an injectable utilizing biologic materials for aesthetic dermatology applications. This research stage product candidate is currently under internal development with preclinical testing expected to begin in late calendar year 2016. We will likely pursue regulatory approval via a Biologics License Application, or BLA. As such, BPX02 would still be subject to regulation under the FDC Act, except the section of the FDC Act that governs the approval of NDAs. Instead, BPX02 would be subject to the marketing and exclusivity provisions of the Public Health Service Act, or PHSA, for approval of BLAs. However, the application process and requirements for approval of BLAs are very similar to those for NDAs.

Target Markets

        We believe that the industry dynamics in the areas of dermatology and women's health represent significant opportunities for innovative new products to emerge as attractive solutions for unmet needs in multi-billion dollar therapeutic categories. In particular, we believe that both the dermatology and women's health markets are large specialty markets with significant global patient demand, and we believe that our focus on these markets coupled with our proprietary platform technologies should enable us to develop and commercialize attractive products within these categories. We have one commercially marketed product, VI2OLET, which targets the specific indication of periodic breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia. We are building our product portfolio to include a topical acne drug for the treatment of moderate to severe acne.

Strategy and Competitive Strengths

        We believe that the combination of our proprietary platform technologies and the expertise of our team in the areas of product development and commercialization, for both OTC and prescription products, are the core elements driving our company. The key elements of our corporate strategy and the competitive advantages we believe these elements provide us include the following:

  •
  patented platform technologies;

  •
  potentially shorter time to market for product introductions;

  •
  bifurcated market penetration;

  •
  opportunistic commercialization;

  •
  efficient advancement of early-stage product candidates into late- stage development;

  •
  strategic partnerships, joint development and licensing; and

  •
  continued development of committed, experienced employees and relationships with members of the women's health and dermatology communities.

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

        We also rely on a combination of non-disclosure, confidentiality and other contractual restrictions to protect our technologies and intellectual property. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived in connection with the relationship.

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

        On March 1, 2013, we entered into a collaboration and license agreement with Iogen LLC, or Iogen, to license certain patents, formulations, and know-how relating to molecular iodine formulations. Our license is an exclusive, royalty-bearing license agreement with the right to enforce and sublicense. The licensed patents have expiration dates between 2017 and 2029.

Trademarks

        We have applied for trademark protection for several trademarks in the United States. The United States Patent and Trademark Office has registered several of our trademarks: "VIOLET," "VI2OLET," "BIOPHARMX," and "GET IT OFF YOUR CHEST." We have received a Notice of Allowance from the United States Patent and Trademark Office for our applications for other trademarks. A trademark application for the VI2OLET logo has been accepted by the examiner and published for opposition.

        We have also applied for trademark protection in two markets outside the United States. In the European Union, we have a pending trademark application for "BIOPHARMX" and a registered trademark for "VI2OLET." In China, we have pending trademark applications for five trademarks, which include BIOPHARMX, VIOLET IODINE and the VI2OLET logo.

Strategic Alliances and Partnerships

        As part of our business strategy, we augment our internal development efforts by establishing strategic partnerships and/or alliances with third parties that have technologies, patents or other know-how that we believe will be additive to our internal efforts in the areas of women's health and dermatology.

Iogen

        We have executed collaboration and licensing agreements with Iogen, a biotechnology company with iodine-based solutions and associated intellectual property. Our molecular iodine OTC dietary supplement, VI2OLET, and the development of our molecular iodine prescription product, BPX03, build upon this licensed technology and its associated intellectual property. Under the terms of the agreement, we received an exclusive, worldwide, perpetual, irrevocable license to Iogen's patented technology relating to an oral iodine tablet. In consideration of the license granted under the agreement, we agreed to pay to Iogen a non-refundable license issue fee of $150,000, which we paid in full, and 30% of net profit associated with direct commercialization of an OTC iodine tablet product or 30% of net royalties received from any sub- licensee. For other products developed and commercialized using licensed technology and associated intellectual property covered by this agreement, including a prescription iodine tablet, we agreed to pay to Iogen a royalty of 3% of net sales for the first 12 months of commercialization and 2% of net sales thereafter.

NuTech

        We have executed a collaboration and supply agreement with NuTech Medical, Inc., or NuTech, a biologics company specializing in the spinal and orthopedics markets. This agreement describes the collaboration between NuTech and us to develop products in the field of dermatology. Products and intellectual property developed under this agreement are exclusively owned by us and licensed to NuTech for use in indications outside of dermatology. In exchange for an exclusive license to NuTech's intellectual property in the field of dermatology, we will pay to NuTech a royalty of 3% of net sales on products sold in the field of dermatology. In exchange for granting NuTech an exclusive license to our intellectual property and intellectual property developed in collaboration with NuTech in indications outside of dermatology, we will receive from NuTech a royalty of 3% of net sales on products they sell.

Research and Development

        A core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research. We employ highly-qualified scientists and consultants specializing in our various product development areas. Research and development expenses for the years ended January 31, 2016 and December 31, 2014 were approximately $5.7 million and $2.5 million, respectively.

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

Manufacturing, Supply and Production

        We utilize contract manufacturers to produce our products for commercial distribution. We have no plans to establish in-house manufacturing capabilities for large-scale production at this time. We have in place a commercial supply agreement with UPM Pharmaceuticals, or UPM, to manufacture and package our VI2OLET tablets. UPM provides high-quality drug development services including formulation development, clinical and commercial manufacturing satisfying the FDA's current good manufacturing practices, or cGMPs, analytical methods development and stability testing. Our joint development agreement with NuTech specifies that NuTech will supply materials for certain of our dermatological products.

Marketing, Sales & Distribution

        Our team has experience in the commercialization of consumer products within channels such as drug stores, grocery stores, wholesalers, department stores, mass merchants and specialty retailers. We have experience in branding and launching products in the United States, Europe and Asia, our team has a deep understanding of channel strategies that include branded, private label and licensed product strategies.

        VI2OLET is sold through online stores, drug stores, grocery stores and specialty pharmaceutical retail chains throughout the United States. Our product launch for VI2OLET is supported by a marketing program, including in-store merchandising, a digital strategy focused on education and activation, public relations events and traditional media to drive awareness and a physician and pharmacist sampling and trial program.

Customers

        Potential customers for our products and product candidates include pharmaceutical companies, physician's practices, including obstetricians and gynecologists, dermatologists and general practitioners, and retail customers via retail sales channels and/or pharmacy outlets.

Competition

FBC and Cyclic Mastalgia

        Our competitors, typically large pharmaceutical companies, vary from product to product. In the area of women's health, many companies sell supplements containing iodide salts for the purpose of addressing hypothyroidism as iodine replacement therapy. We believe our competitive advantage is our solid dose proprietary formulation that delivers molecular iodine in a stable manner, allowing the consumer to ingest orally and specifically to address breast symptoms. Addressing an underserved condition, we believe that VI2OLET and, if approved, BPX03, are innovative products that provide new treatment options for millions of women.

        While there is no single, established standard of care for FBC and cyclic mastalgia, physicians have typically recommended a range of treatments from changes in diet, abstaining from caffeine and methylanthine and nutritional supplements, such as gamma-linolenic acid, for mild symptoms to prescription analgesics and hormone-based therapies, such as contraceptives, Danocrine, Tamoxifen and Bromocriptine, for more severe symptoms.

        The following figure presents a typical treatment algorithm for FBC given the current/limited options available to physicians.

Fibrocystic Breast Condition Treatment Algorithm

Phase 4 Administration of Hormone Based Treatments Danocrine Tamoxifen Bromocriptine

Phase 3 Prescription Treatment Analgesics

Phase 2 Nutritional Supplement Administration Evening primrose oil (gamma-linolenic acid)	Symptom severity increases

Phase 1 Dietary Changes Low fat diet Abstention from caffeine and methylanthine

        Some limitations of competitive approaches to addressing FBC and/or cyclic mastalgia include serious and sometimes dangerous side effects caused by prescription drugs and the temporary nature of relief provided by analgesics. Because optimal non-hormonal solutions do not exist, many women with this condition choose to live with chronic pain.

Acne

        While the acne market has a number of competitive products, BPX01 is being developed to combine the most successful oral antibiotic drug for the treatment of moderate-severe acne (minocycline) with a targeted topical antibiotic technology specifically designed to localize the delivery of the drug while minimizing systemic side effects. At the present time, there is no FDA-approved topical solution for this drug.

        A number of approved prescription acne products currently exist in oral form such as isotretinoins, antibiotics, antimicrobials and oral contraceptives. These treatments are marketed by a number of large pharmaceutical and specialty pharmaceutical companies including, but not limited to: Allergan, Bayer Healthcare, Galderma S.A., Pfizer, Pharmacia, Teva and Valeant. Additionally, there are several prescription acne products that exist in topical form such as antimicrobials, retinoids, or some combination of the two. These topical solutions are marketed by companies such as Allergan, Galderma S.A., GlaxoSmithKline, Mylan and Valeant. In addition to prescription acne therapies discussed above, there are numerous OTC products in the form of benzoyl peroxide and salicylic acid topical solutions available from various cosmetic and cosmeceutical companies such as Aveeno, Clean & Clear, Clearasil, Neutrogena and Proactiv.

        Energy-based devices have also been widely used by dermatologists, such as intense pulsed light, or IPL, by Ellipse and combination of IPL and radiofrequency devices, elos, by Syneron. Combination drug-device treatments such as photodynamic therapy, or PDT, with Blu-U by Dusa Pharmaceuticals, has been used off-label for treating acne, while the Blu-U light source without its PDT drug has been indicated for acne treatment.

Government Regulation

        In the United States, foods (including dietary supplements), drugs (including biological products), medical devices, cosmetics, tobacco products and radiation-emitting products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the manufacture, distribution and sale of these products. These laws and regulations prescribe criminal and civil penalties that can be assessed, and violation of these laws and regulations can result in enforcement action by the FDA and other regulatory agencies.

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

        The Dietary Supplement Health and Education Act, or DSHEA, was enacted in 1994 and amended the FDC Act. DSHEA establishes a statutory class of dietary supplements, which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as food additives. Dietary ingredients marketed in the U.S. before October 15, 1994 may be marketed without the submission of a new dietary ingredient, or NDI, premarket notification, or NDIN, to the FDA. Dietary ingredients not marketed in the U.S. before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDIN containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as food additives.

        The FDA issued a draft guidance document in July 2011 that clarifies when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The FDA's interpretation of what constitutes an NDI is extremely broad and seems to imply that virtually every new dietary supplement requires a premarket notification. Although the industry and Congress have objected to and questioned the FDA's interpretations of law set forth in the draft guidance, and the FDA has committed to issuing a new version of the draft guidance, it is unclear when the FDA will issue the new draft guidance and whether the FDA will make significant changes to the draft guidance. In addition, the FDA may begin to take enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

        The FDA's cGMPs regulations for dietary supplements apply to manufacturers and holders of finished dietary supplement products, including dietary supplements manufactured outside the U.S. that are imported for sale into the U.S. Among other things, the FDA's cGMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a scientifically valid system for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping.

        Under the Dietary Supplement and Nonprescription Drug Consumer Protection Act, the FDA requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events associated with their products to the FDA and institute recordkeeping requirements for all adverse events. Based on serious adverse event (or other) information, the FDA may take actions against dietary supplements or dietary ingredients that in its determination present a significant or unreasonable risk of illness or injury, which could make it illegal to sell those products.

        The FDA Food Safety Modernization Act, or FSMA, enacted January 4, 2011, amended the FDC Act to significantly enhance the FDA's authority over various aspects of food regulation, including dietary supplements. Under FSMA, the FDA may use the mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Also under FSMA, the FDA has expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refusing entry for an inspection; and the authority to require that importers verify that the foods they import meet domestic standards.

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

FDA Regulation of Drugs

New Drug Approval Process

        Pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

        Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

        Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

        After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,374,000 for fiscal year 2016, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment for fiscal year 2016. These fees are typically increased annually.

        The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency's threshold determination that it is sufficiently complete to permit substantive review. If the NDA submission is filed, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to drugs intended to treat a serious or life- threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

        The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug's safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

The Hatch-Waxman Amendments

  Orange Book Listing

        In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant's product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

        The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

        A certification that the new product will not infringe the already approved product's listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been received by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

        The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

  Exclusivity

        Exclusivity provisions under the FDC Act also can delay the submission or the approval of certain applications. The FDC Act provides a five-year period of non-patent exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is entitled to NCE exclusivity if it contains a drug substance no active moiety of which has been previously approved by the FDA. During the exclusivity period, the FDA may not accept for review an ANDA or file a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification.

The FDC Act also provides three years of market exclusivity for an NDA, including a 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions for use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

  Patent Term Extension

        After NDA approval, the owner of relevant drug patent may apply for up to a five year patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase, and an approval phase. The allowable patent term extension is calculated as half of the drug's testing phase—the time between the day the IND becomes effective and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

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

Section 505(b)(2) New Drug Applications

        Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2), or 505(b)(2), NDA, which enables the applicant to rely, in part, on studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use, such as the FDA's findings of safety and/or effectiveness for a similar previously approved product, or published literature, in support of its application.

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

        Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

Biologics

        Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the US and between states.

        After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

        The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Only one biosimilar and no interchangeable products have been approved under the BPCIA to date. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation and are still being evaluated by the FDA.

        A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar's application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

Clinical Trial Approval

        Requirements for the conduct of clinical trials in the European Union including GCP are implemented in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, approval must be obtained from the competent national authority of an E.U. member state in which a study is planned to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

        In April 2014, the E.U. legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable, which will be no earlier than May 28, 2016.

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

Pediatric Studies

        Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

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

Employees

        As of January 31, 2016, we had 30 employees, all of whom were full time. We had 10 employees in research and development. We had one employee located outside of the United States. We also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

ITEM 1A.    RISK FACTORS

        We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, future prospects and the trading price of our common stock. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to our Financial Position and Need for Additional Capital

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

        We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. While VI2OLET has been on the market since December 2014 in online stores and drug, grocery and retail chains throughout the United States, we have never been profitable and, as of January 31, 2016, we had an accumulated deficit of $26.2 million and incurred net losses of $15.6 million and $7.8 million in the years ended January 31, 2016 and December 31, 2014, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular BPX01 and BPX03.

        Our portfolio of product candidates includes two clinical-stage drug product candidates, BPX01, a topical antibiotic for the treatment of acne, and BPX03, a molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. The success of our business, including our ability to finance our company and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these clinical-stage product candidates. In the future, we may become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

  •
  the ability of third parties with whom we contract to (i) manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, (ii) remain in good standing with regulatory agencies and (iii) develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs;

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

        Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended January 31, 2016, for the one month ended January 31, 2015 and for the year ended December 31, 2014 with respect to this uncertainty. Such an opinion may materially and adversely affect the price per share of our common stock and/or otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

        We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements for the years ended January 31, 2016 and December 31, 2014 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

        We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We incurred a net loss of approximately $15.6 million and $7.8 million for the years ended January 31, 2016 and December 31, 2014, respectively. At January 31, 2016, we had cash and cash equivalents of $4.0 million and significant liabilities and obligations. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time, even including the net proceeds from our public offering in April 2016 and assuming Korea Investment Partners Overseas Expansion Platform Fund ("KIP"), an existing stockholder, purchases 1,081,081 shares of common stock from us at a price of $1.85 per share pursuant to a subscription agreement (the "subscription agreement") dated October 24, 2014 ("KIP private placement"). Pursuant to the subscription agreement, KIP shall purchase shares in the KIP private placement upon the earlier to occur of (i) the company receiving revenues from Violet of $2,000,000 or (ii) receipt by the company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the company of its intention to complete the KIP private placement even if the company's stock price was not at least $3.70 per share. The development of our business will require substantial additional capital in the future to commercialize our VI2OLET product and conduct research and develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon private sales of our equity or debt securities, in addition to a public offering, to fund our operations. We currently have no credit facility or committed sources of capital, other than the KIP private placement. If we do not complete the KIP private placement, we will need to obtain additional financing sooner than expected. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations. We are unable to predict when and if the KIP private placement will be closed and funds received.

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

We have a limited operating history and have yet to recognize more than a de minimis amount of revenue from sales of VI2OLET and have yet to obtain regulatory approvals for any of our product candidates, which makes it difficult to evaluate our future prospects and viability.

        Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. While VI2OLET went on the market in December 2014 in online stores and in drug, grocery and retail chains throughout the United States, we have only recognized a de minimis amount of revenue from sales to date. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market.

We currently have limited marketing and sales capabilities. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize VI2OLET or our product candidates, if approved, or generate product revenue.

        The near-term growth of our product revenues heavily relies on VI2OLET. We launched our product in December 2014 in online stores and in drug, grocery and retail chains throughout the United States. We have devoted substantial resources to the development of VI2OLET. The success of our commercialization of VI2OLET is a key component of our business growth over the next few years. To successfully commercialize VI2OLET and commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we as a company have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are unable to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results and prospects would suffer.

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

  •
  the cost of manufacturing VI2OLET and product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

  •
  our ability to obtain additional funding to develop our product candidates;

  •
  expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

  •
  the level of demand for VI2OLET and product candidates, should they receive approval, which may vary significantly;

  •
  potential side effects of VI2OLET and product candidates that could delay or prevent commercialization or cause the dietary supplement or an approved drug to be taken off the market;

  •
  the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

  •
  our dependency on third-party manufacturers to supply or manufacture VI2OLET and product candidates;

  •
  our ability to establish and maintain an effective sales, marketing and distribution infrastructure;

  •
  market acceptance of VI2OLET and product candidates, if approved, and our ability to forecast demand for VI2OLET and those product candidates;

  •
  our ability to receive approval and commercialize VI2OLET and our product candidates outside of the United States;

  •
  our ability to establish and maintain collaborations, licensing or other arrangements;

  •
  our ability and third parties' abilities to protect intellectual property rights;

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

        In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee's requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

We rely on a single, qualified supplier to manufacture our products.

        Currently, we rely on one third-party manufacturer for our product manufacturing needs. UPM, a division of Gregory Pharmaceutical Holdings, Inc., manufactures solid dose iodine supplement tablets for VI2OLET. UPM is required by law to comply with the FDA's regulations, including the cGMP regulations for dietary supplements. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, UPM is contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that UPM will so comply. Failure of UPM to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees.

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

        We and the manufacturers of our products rely on suppliers of raw materials used in the production of our products. Some of these materials are available from only one source. We try to maintain inventory levels that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to distribute timely our finished products. If we are unable to obtain adequate product supplies to satisfy our customers' orders, we may lose such orders and, possibly, our customers. This, in turn, could result in a loss of our market share and a corresponding reduction in our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and operating results.

Our ability to utilize our net operating loss, or NOL, carryforwards and research and development income tax credit carryforwards may be limited.

        As of January 31, 2016, we had NOL carryforwards available to reduce future taxable income, if any, for federal and California state income tax purposes of $19.4 million and $19.4 million, respectively. If not utilized, both the federal and California state NOL carryforwards will begin expiring in 2030. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Code, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the transactions that have occurred over the past three years, we may have triggered an "ownership change" limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Development and Commercialization of our Product Candidates and Regulatory Approval and other Legal Compliance Matters

Our only commercialized product, VI2OLET, is subject to regulation by U.S. regulatory authorities.

        Our first and only commercialized product, launched in December 2014, is our women's health dietary supplement distributed under the brand name "VI2OLET" iodine. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of VI2OLET is subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are or may be sold including non-governmental entities such as the National Advertising Division of the Council of Better Business Bureaus ("NAD"). NAD oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDC Act to the FTC or the FDA for further action, as appropriate.

        Although dietary supplements may generally be marketed without FDA premarket review and approval, the FDA regulates, among other things, the manufacturing, labeling, and claims for such products. We cannot represent, expressly or implicitly, that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease, or the FDA will consider such products as drugs. The FDA could determine that a particular statement of nutritional support is an unacceptable drug claim, is not substantiated, is an unauthorized version of a health claim or that the product is otherwise misbranded and/or adulterated. In addition, claims on labeling and promotional materials for our dietary supplement products could be challenged by the FDA, the FTC, self-regulatory bodies such as the NAD, competitors or consumers. For example, we make certain claims relating to VIO2LET may be alleged to be non-compliant with FDA regulations. If the FDA or the FTC determines that particular claims relating to our products are violative, we could be subject to regulatory action, such as investigations, warning or untitled letters and cease and desist orders, corrective labeling or advertising orders, consumer redress (for example, offers to repurchase products previously sold to consumers), injunctive relief or product seizures, civil penalties or criminal prosecution. Enforcement action by the FDA or the FTC, or class action lawsuits stemming from an enforcement action or allegation, could materially and adversely affect our business, financial position and operating results and could cause the market value of our common stock to decline.

        In addition, the FDA regulates the manufacturing and safety of dietary supplements. The manufacturing of dietary supplements is subject to dietary supplement cGMPs. We are also required to submit to the FDA serious advent reports, and the FDA may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of this information or other information about the product. During development of BPX03 by the prior sponsor, the FDA expressed concern about the potential for teratogenicity of molecular iodine in a use similar to that of VI2OLET. If the FDA determines that our dietary supplement is unsafe or adulterated or otherwise in violation of FDA requirements, the FDA could take regulatory action as described above.

        From time to time, the above-mentioned agencies and lawmakers consider the implementation of more stringent laws and regulations of dietary supplements and other products. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products unsusceptible to reformulation, additional recordkeeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators' evolving interpretation of existing laws could have similar effects. For example, in July 2011, the FDA issued draft guidance explaining its interpretation of the requirement for the notification to the FDA of certain new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA's current thinking on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, we would incur significant additional expenses, which could materially and adversely affect our business in several ways, including, but not limited to, the enjoinment of manufacturing of our products if and until the FDA determines that we are in compliance and can resume manufacturing, which would reduce our growth prospects.

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

We may be unable to obtain regulatory approval for BPX01, BPX02, BPX03 or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

        We are not permitted to market any of our current product candidates in the United States until we receive approval of an NDA or BLA from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries. Failure to obtain such regulatory approvals will delay or prevent us from commercializing any of our current or future product candidates.

        To gain approval to market a new drug such as BPX01 or BPX03, or a new biological product such as BPX02, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug's identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. For example, Phase 2 studies may be conducted in populations that may differ from those in Phase 3 trials and may be conducted using endpoints or measures that differ from those used in later clinical trials. For example, the Phase 2 trial of BPX03 conducted by the prior sponsor used the Lewin pain scale, which was not a validated patient-reported outcome instrument, or PRO, and which the FDA suggested not be used to assess the primary efficacy endpoint in Phase 3 trials. In addition, despite positive results from the Phase 2 trial of BPX03 comparing the 3.0 mg and 6.0 mg doses to the 1.5 mg dose and placebo on the Lewin pain scale, a Phase 3 clinical trial for BPX03, was not completed due to insufficient funds of the prior sponsor and did not meet any of its primary or secondary efficacy endpoints. Accordingly, regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful.

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

        In the case of our research-phase product candidate, BPX02, because it is a biological product, it may be difficult to characterize the clinically active component(s) by testing methods available in the laboratory, and some of the components of the finished product may be unknown. Therefore, to ensure product consistency, quality, and purity, we must ensure the manufacturing process remains substantially the same over time. The systems used to produce biological products can be sensitive to very minor changes in the manufacturing process. Small process differences can significantly affect the nature of the finished biological product, and more importantly, the way it functions in the body. We will have to tightly control the source and nature of starting materials, and consistently employ hundreds of process controls that assure predictable manufacturing outcomes. Our ability to ensure that the manufacturing process remains stable over time may be difficult to establish. In addition, for a novel biological product, there may be uncertainties regarding the size and design of the clinical trials to establish safety, efficacy, purity or potency, and there are no assurances that data generated in any clinical trials we might conduct will be accptable to the FDA or foreign regulatory bodies to support marketing approval.

        The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons. The FDA or the applicable foreign regulatory body may:

  •
  disagree with the design or implementation of one or more clinical trials;

  •
  decline to deem a product candidate safe and effective for its proposed indication, or deem a product candidate's safety or other perceived risks to outweigh its clinical or other benefits. For example, the FDA has expressed concern over the risk-benefit profile of BPX03 and indicated to the prior sponsor that, due to potential thyroid toxicity and teratogenic effects, BPX03 should be used primarily for the management of severe breast pain that does not respond adequately to treatment with OTC analgesics and other conservative measures and that the proportion of responders in the treatment group should be at least two-fold greater than the proportion of responders in the placebo group;

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

  •
  require a REMS with monitoring requirements or distribution limitations. For example, it is possible that the FDA could require distribution controls in the approval, if any, of BPX03 to prevent inadvertent exposure to pregnant women;

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

        We may not be able to initiate or continue clinical trials for BPX01, BPX03 or our early-stage product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as BPX01 and BPX03, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

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

        We are currently developing one product candidate, BPX01, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway, and may decide to seek FDA approval for early-phase products through the Section 505(b)(2) regulatory pathway in the future. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA's findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

        BPX01 is a topical formulation of minocycline (Solodyn), a previously approved oral antibiotic. Reliance on safety findings made by the FDA in approving Solodyn, the antibiotic we will reference in our NDA, could expedite the development program for our product candidates by decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. BPX01's route of administration and dosage form, however, differs from Solodyn's and, as a result, the FDA may not permit us to use this approach to regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards to obtain regulatory approval. In such case, the time and financial resources required to obtain FDA approval for BPX01, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, likely would increase substantially. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could prevent us from introducing our product candidates into the market prior to our competitors, which could harm our competitive position and prospects. Further, even if the FDA allows us to pursue the Section 505(b)(2) regulatory pathway, we cannot guarantee that it would ultimately lead to faster product development, and our product candidates may not receive the requisite approvals for commercialization.

        In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA's interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

        Furthermore, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. As part of any NDA we would submit to the FDA for BPX01, we would be required to make certifications to all patents listed in the Orange Book Solodyn, the listed drug we intend to reference in our NDA. There are currently five patents listed in the Orange Book for Solodyn. If we make a Paragraph IV certification to any of the patents listed in the Orange Book, those patent certifications may give rise to patent litigation and mandatory delays in approval of our NDA for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

Use of PROs in our BPX03 clinical trials may delay the development of BPX03 or increase our development costs.

        Due to the difficulty of objectively measuring the symptoms of FBC, PROs may have an important role in the development and regulatory approval of our BPX03 product candidate. PROs involve patients' subjective assessments of efficacy, and this subjectivity increases the uncertainty in determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. Furthermore, we intend to use PROs in our planned Phase 3 clinical program for BPX03 and if the FDA does not accept or requires changes to the PRO, this could delay clinical development of BPX03, increase our costs and necessitate additional clinical trials.

We have never conducted a clinical trial or obtained approval of any product candidates, and may be unable to do so successfully.

        As a company, we have no experience in conducting clinical trials or progressing a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that planned clinical trials will begin or conclude on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs and/or consultants. Any performance failure on the part of such third parties could delay clinical development or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

Any product candidates that we commercialize will be subject to ongoing and continued regulatory review.

        Even after we achieve U.S. regulatory approval for a product candidate, if any, we will be subject to continued regulatory review and compliance obligations. For example, the FDA may impose significant restrictions on the approved indicated uses for which our product candidates may be marketed or on the conditions of approval. A product candidate's approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials or a REMS to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with the FDA's good clinical practice, or GCP, requirements and good laboratory practice requirements, which are regulations and guidelines the FDA would apply to all of our product candidates in clinical and preclinical development, along with any clinical trials that we conduct post-approval, and continued compliance with the FDA's cGMP requirements pursuant to which manufacturing facilities are subject to continual review and periodic inspections by the FDA. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

        The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product's approved labeling. If we are found to have promoted off-label uses of any of our product candidates, we may receive warning or untitled letters and become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management's attention could be diverted from our business operations, significant legal expenses could be incurred and our brand and reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

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

        Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we conduct our business. The laws and regulations that may affect our ability to operate include:

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

  •
  the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, or ACA, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, with such information published on a searchable website on an annual basis; and

  •
  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

        Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of our operations, any of which could materially and adversely affect our ability to operate our business and our financial results.

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

  •
  in the case of FBC, patients' perceptions of the condition as one for which medical treatment may be appropriate and a prescription therapy may be available;

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

        As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of dematological and women's health—related issues have received limited or no reimbursement coverage by insurers and, accordingly, coverage for BPX03 and BPX01, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

        In addition, the market for certain of our product candidates will depend significantly on access to third-party payors' drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

        The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other dermatological products, including OTC treatments, for a share of some patients' discretionary budgets and for physicians' attention within their clinical practices.

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

  •
  distraction of management's attention and other resources from our primary business;

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

        For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

Future collaborations we may enter into may involve the following risks:

  •
  collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

  •
  collaborators may not perform their obligations as expected;

  •
  changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;

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

        If we are unable to maintain our collaborations, development of our product candidates could be delayed and we may need additional resources to develop them. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing our growth.

        Our current management, personnel, systems and facilities are not adequate to support our future growth plans. We will need to further expand our scientific, sales and marketing, operational, financial and other resources to support our planned research, development and commercialization activities.

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

        Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer, James R. Pekarsky; our President and Secretary, Anja Krammer; our Executive Vice President of Research & Development, Kin F. Chan, PhD, our Chief Financial Officer, Greg Kitchener and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

        Our strategy is to in-license and acquire product candidates and we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We are currently exploring commercial growth opportunities, which may include strategic partnerships with women's health companies, but there is no guarantee that such opportunities will materialize. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

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

        We currently research and develop our product candidates exclusively in a single laboratory located in our corporate headquarters at 1098 Hamilton Court, Menlo Park, California. If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to timely manufacture our products, if at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers' expectations, our business, prospects, financial results and reputation could be materially harmed.

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

        Our corporate headquarters are located in Menlo Park, California, near major earthquake and fire zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers' and suppliers' facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, financial condition, operating results and prospects. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners' or manufacturers' disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates, our business, financial condition, operating results and prospects would suffer.

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

        Competitors in the fields of women's health and dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne and iodine for breast health and because BPX01 and BPX03 represent forms of such therapies, respectively, the patent protection available for BPX01 and BPX03 may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

  •
  any patents we obtain or our licensors' issued patents may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

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

        For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact(s) the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. One important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a "first-to-file" system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party who files a patent application with the USPTO after such date but prior to us may therefore be awarded a patent covering an invention of ours even if we were the first to invent. This "first-inventor-to-file" system will require us both to remain cognizant, going forward, of the timing between invention and filing of a patent application.

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

        Depending on decisions by the United States Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors' abilities to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.

        We have applied for trademark protection for trademarks in the United States, the European Union and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer.

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

        Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents issue, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, biologics, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, due to the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

        We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties' intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. Such lawsuits can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are later invalidated. A court may, however, decide that we are infringing the third party's patents and order us to cease the activities covered by the patents. In addition, there is a risk that a court will order us to pay to such third party damages for having violated the other party's patents.

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

        There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including:

  •
  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management's attention from our core business;

  •
  substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party's rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner's attorneys' fees;

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

        Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party's intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than our technology alone would otherwise suggest.

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

Risks Related to Our Common Stock

The stock price of our common stock may continue to be volatile or may decline.

        Our stock price is likely to remain volatile. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

  •
  the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

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

  •
  changes in accounting principles;

  •
  future issuances of our securities;

  •
  other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

  •
  any other factors discussed in this report.

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

        We have identified material weaknesses in our internal control over financial reporting as of December 31, 2014 and January 31, 2016. As defined in Regulation 12b-2 under the Exchange Act, a "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

        Our accounting staff at January 31, 2015 consisted of an accounting manager and an interim controller who was working full-time during quarterly reporting periods. The limited staff did not allow for effective internal control over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP related to the accounting for warrants, convertible notes payable and convertible redeemable preferred stock, accounting for stock-based compensation and the recording of liabilities in the appropriate reporting period commensurate with our financial reporting requirements. As a result, adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with GAAP. Consequently, post-closing adjustments during the year ended December 31, 2014 included increases to current liabilities, stockholders' deficit and net loss of approximately $69,000, $286,000 and $334,000, respectively, and a decrease to convertible redeemable preferred stock of approximately $289,000. Post-close entries for the one-month transition period ended January 31, 2015 included decreases to current liabilities and net loss of approximately $261,000 and $117,000, respectively. No post-close entries were recorded for the year ended January 31, 2016.

        As of the date hereof, we have not remediated these material weaknesses. Subsequent to January 31, 2015, we have hired a controller, who is a certified public accountant, and a Chief Financial Officer. Both have extensive public company experience. To better manage our internal systems and controls, effective beginning the third fiscal quarter of 2016, we implemented an enterprise resource planning system throughout the company. We are continuing to adopt and implement written policies and procedures for accounting and financial reporting. We plan to hire additional qualified personnel to address inadequate segregation of duties, although the timing of such hires is largely dependent on our securing additional financing to cover such costs. The implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our internal control over financial reporting.

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

        We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are a "smaller reporting company," our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. While we could be a smaller reporting company for an indefinite amount of time, and thus relieved of the above-mentioned attestation requirement, an independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management's assessment might not. Such undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We will continue to incur significant costs as a result of and devote substantial management time to operating as a newly-listed company on the NYSE MKT.

        As a newly-listed company on the NYSE MKT, we incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before when trading on the OTCQB Marketplace. For example, we are subject to the rules and regulations required by the NYSE MKT, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE MKT.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock depends in part upon the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

        Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 45% of our outstanding common stock as of January 31, 2016. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

  •
  delaying, deferring or preventing a change of control of us;

  •
  impeding a merger, consolidation, takeover or other business combination involving us; or

  •
  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

        In addition, investment vehicles of Franklin Advisers collectively hold approximately 16% of the aggregate voting power of the Company as of January 31, 2016. Investment vehicles of Franklin Advisers purchased additional common stock and warrants to purchase our common stock in our public offering in April 2016, resulting in their aggregate voting power remaining at approximately 16%. Investment vehicles of Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock. Franklin Advisers could have considerable influence over matters such as approving a potential acquisition of us. Franklin Adviser's investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

        The anti-takeover provisions of the Delaware General Corporation Law, or DGCL, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the provisions that:

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

        These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take certain actions you desire.

We are a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

        We are a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company," have a public float of less than $75 million and have annual revenues of less than $50 million during the most recently completed fiscal year. As a "smaller reporting company," we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a "smaller reporting company" may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive office and laboratory is located at 1098 Hamilton Court, Menlo Park, California 94025, where the we occupy 10,800 sq. ft. of research and development and administration facilities that are nearby to external formulation, clinical and pre-clinical testing facilities. Our lease expires in November 2016. We believe that our existing property is in good condition and suitable for our current needs until replacement space can be obtained. We intend to look for replacement space in the San Francisco Bay Area, and believe we will be able to identify suitable space prior to the expiration of the lease in November 2016.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently traded on the NYSE MKT under the symbol "BPMX." Prior to June 25, 2015, our common stock was traded on the OTCQB Marketplace under the symbol "BPMX."

        The following table sets forth, for each of the fiscal periods indicated, the quarterly high and low sales prices for our common stock as as reported by the NYSE MKT or www.otcmarkets.com, as applicable.

	High	Low
Fiscal Year Ended January 31, 2016:
First Quarter	$3.50	$2.00
Second Quarter (through June 24)	$4.50	$2.50
Second Quarter (after June 24)	$2.85	$1.82
Third Quarter	$2.25	$0.91
Fourth Quarter	$2.75	$0.99
One month ended January 31, 2015	$3.00	$2.75
Fiscal Year Ended December 31, 2014:
First Quarter	$0.15	$0.15
Second Quarter	$0.15	$0.15
Third Quarter	$3.00	$0.15
Fourth Quarter	$3.50	$2.01

        As of April 1, 2016, there were approximately 101 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

Transfer Agent and Registrar

        The Transfer Agent for our common stock is Computershare Trust Company, N.A. located at 250 Royall Street, Canton, MA 02021.

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

        None.

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

Overview

        We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the counter, or OTC, products that address large markets in women's health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by taking advantage of the abbreviated regulatory pathway available for reformulated drugs that are bioequivalent to FDA-approved products. Our current platform technologies include innovative delivery mechanisms for molecular iodine and antibiotics.

        Since our inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014 and are expanding into retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States. To-date we have not generated a significant amount of revenue from product sales while we focus on building market awareness for our product. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities. In June 2015, we raised net proceeds of $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.

Results of Operations

Change in Fiscal Year End

        On March 26, 2015, our board of directors approved a change in our fiscal year end from December 31 to January 31. As a result of this change we previously filed a transition report on Form 10-KT for the one-month transition period ended January 31, 2015. References to any previous fiscal years mean the fiscal years ending on December 31.

Fiscal Years Ended January 31, 2016 and December 31, 2014, Months Ended January 31, 2015 and 2014

Revenue

				One month ended January 31,
Year ended January 31,	Year ended December 31,
					2014 (unaudited)
2016	2014	Change	%	2015		Change	%
			($ in thousands)
$64	$—	$64	*	$1	$—	$1	*

*
Not meaningful

        We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment net of reserves. We shipped our first product to an online retailer in December 2014 and recognized our first revenue in January 2015. During 2016, our revenues increased as we expanded into retail pharmacies, specialty pharmacy and grocery chain outlet stores in the United States and increased adoption by consumers.

Cost of Goods Sold

				One month ended January 31,
Year ended January 31,	Year ended December 31,
					2014 (unaudited)
2016	2014	Change	%	2015		Change	%
			($ in thousands)
$237	$—	$237	*	$1	$—	$1	*

*
Not meaningful

        Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, which began in January 2015, write-downs of excess and obsolete inventories and amortization of our intangible assets. The increase in cost of goods sold of $237,000 for the year ended January 31, 2016 compared to the year ended December 31, 2014 is primarily related to the increase in recognized revenue related to our product, inventory reserves and other manufacturing costs.

Research and Development Expenses

				One month ended January 31,
Year ended January 31,	Year ended December 31,
					2014 (unaudited)
2016	2014	Change	%	2015		Change	%
			($ in thousands)
$5,702	$2,519	$3,183	126%	$365	$103	$262	254%

        Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $3.2 million for the year ended January 31, 2016 compared to the year ended December 31, 2014 primarily due to increased headcount, consulting, preclinical and clinical studies, and regulatory expenses. We increased staffing to help with the logistics, final testing and meeting regulatory standards related to VI2OLET, as well as for progressing our BPX01 candidate from preclinical formulation to pilot production in preparation for Phase 2a trials.

        Research and development expenses associated with our molecular iodine project for the years ended January 31, 2016 and December 31, 2014 were $1.3 million and $0.9 million, respectively. The increase was primarily due to increased consulting and regulatory expenses. We have commenced an IRB study for our molecular iodine project in preparation for Phase 3 trials.

        Research and development expenses for our BPX01 product candidate for the years ended January 31, 2016 and December 31, 2014 were $4.1 million and $1.7 million, respectively. The increase was primarily due to increased consulting and clinical trial costs. We initiated our first Phase 2a clinical trial under an IND application with the FDA in the first quarter of 2017. We expect research and development expenses related to BPX01 to continue to increase period over period, primarily due to the ramping of clinical trial costs.

        Research and development expenses increased $262,000 for the one month ended January 31, 2015 compared to 2014. This increase was primarily due to an increase in headcount-related and consulting costs.

Sales and Marketing Expenses

				One month ended January 31,
Year ended January 31,	Year ended December 31,
					2014 (unaudited)
2016	2014	Change	%	2015		Change	%
			($ in thousands)
$5,109	$2,299	$2,810	122%	$378	$73	$305	418%

        Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET. Sales and marketing expenses are expensed as incurred.

        Sales and marketing expenses increased $2.8 million for the year ended January 31, 2016 compared to the year ended December 31, 2014 primarily due to higher headcount, market research, advertising and stock-based compensation expenses, partially offset by lower consulting expenses. Following the launch of VI2OLET, we have been focusing on increasing customer awareness of the product through multi-media advertising campaigns and participation in tradeshows, as well as increasing awareness among medical professionals through a national physician sampling and trial progam.

        Sales and marketing expenses increased $305,000 for the month ended January 31, 2015 compared to 2014. This increase was primarily due to the ramp up in marketing and sales efforts to launch VI2OLET, including the hiring of employees and use of outside agencies.

General and Administrative Expenses

				One month ended January 31,
Year ended January 31,	Year ended December 31,
					2014 (unaudited)
2016	2014	Change	%	2015		Change	%
			($ in thousands)
$4,174	$2,953	$1,221	41%	$401	$165	$236	143%

        General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions.

        General and administrative expenses increased $1.2 million for the year ended January 31, 2016 compared to the year ended December 31, 2014 primarily due to higher headcount, compliance costs of being a new publicly-traded company, and legal and insurance expenses, and was partially offset by lower consulting expenses.

        General and administrative expenses increased $236,000 for the month ended January 31, 2015 compared to 2014. This increase was primarily due to the cost of the Share Exchange and overhead related to being a publicly-traded company.

Other Income (Expense), net

Year ended January 31,	Year ended December 31,
2016	2014	Change	%
	($ in thousands)
$(436)	$40	$476		*

*
Not meaningful

        For the year ended January 31, 2016, other income and expenses primarily included an expense related to the modification of warrants and other miscellaneous items. There were no other income and expenses recorded for the months ended January 31, 2015 and 2014.

Liquidity and Capital Resources

        A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year ended January 31,	One month ended January 31,	Year ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(12,614)	$(844)	$(6,001)
Net cash used in investing activities	(38)	—	(263)
Net cash provided by financing activities	15,386	38	8,372

Net increase (decrease) in cash and cash equivalents	$2,734	$(806)	$2,108

        The following table summarizes total current assets, liabilities and working capital (in thousands):

	As of January 31, 2016	As of January 31, 2015
Current assets	$4,431	$1,705
Current liabilities	2,797	1,557

Working capital	$1,634	$148

        As of January 31, 2016, we had cash and cash equivalents of $4.0 million and working capital of $1.6 million. In June 2015, we completed a public offering of common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.

        During the year ended December 31, 2014, we raised net proceeds of $7.3 million upon the completion of the private placement of shares of Series A preferred stock and warrants to purchase common stock. The private placement was consummated in a series of closings that occurred between April 2014 and November 2014.

        In addition, KIP has previously informed the company of its intention to complete the KIP private placement even if the company's stock price was not at least $3.70 per share. As of May 2, 2016, the KIP private placement has not closed, and we are unable to predict if or when the private placement will close.

        Our primary capital requirements are to fund working capital, including the development of our products, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

        Net cash used for operating activities for the year ended January 31, 2016 was $12.6 million, which primarily resulted from a net loss of $15.6 million, partially offset by non-cash expense of $1.7 million and changes in operating assets and liabilities of $1.2 million. Changes in operating assets and liabilities were primarily attributable to purchases of inventory and timing of payments to vendors.

        Net cash used for operating activities for the month ended January 31, 2015 was $844,000, which was primarily due to a net loss of $1.1 million, partially offset by changes in operating assets and liabilities of $199,000 and stock-based compensation of $99,000.

        Net cash used for operating activities for the year ended December 31, 2014 was $6.0 million, which was primarily due to a net loss of $7.8 million, partially offset by changes in operating assets and liabilities of $413,000, non-cash interest expense of $76,000, warrants issued for $99,000 and stock-based compensation of $1.2 million. Changes in operating assets and liabilities were primarily attributable to purchases of inventory and timing of payments to vendors.

        Net cash used for investing activities for the year ended January 31, 2016 was $38,000, which was for the purchase of property and equipment. No cash was used in investing activities during the month of January 31, 2015. Net cash used for investing activities for the year ended December 31, 2014 was $263,000, which was primarily for the acquisition of intellectual property and purchase of property and equipment.

        Net cash provided by financing activities for the year ended January 31, 2016 was $15.4 million, which was due to $7.8 million of net proceeds from the sale of common stock in our public offering, $5.5 million of net proceeds from the sale of common stock in a private placement, $1.6 million from the exercise of stock options and warrants and $0.5 million from the issuance of a convertible note. Net cash provided by financing activities for the month ended January 31, 2015 was $38,000, which included proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2014 was $8.4 million, which was primarily due to net proceeds of $7.3 million from issuing Series A preferred stock, $1.0 million from issuing convertible notes payable and $0.1 million from the exercise of stock options.

Subsequent Events

        In April 2016, we raised net proceeds of approximately $3.6 million, after expenses of approximately $0.7 million, excluding any proceeds for warrant exercises, from the issuance of 3,600,000 shares of common stock and 1,952,000 warrants to purchase common stock in an equity offering under shelf registration statement.

Going Concern

        As reflected in the accompanying financial statements, the financial statements have been prepared assuming we will continue as a going concern. We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. Our ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for VI2OLET. We plan to continue our research and development efforts for our products, which will require significant funding. If revenues fall short of expectations or research and development efforts require higher than anticipated capital, then there may be a negative impact on the financial viability of the Company.

        We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public offerings and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. In June 2015, we raised net proceeds of $7.8 million in a public offering of our common stock. In December 2015, we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million, from an issuance of common stock and warrants to purchase common stock in a public offering.

        We plan to increase working capital by managing our cash flows and expenses, securing financing and increasing revenue. We continue to pursue additional channel distribution expansion for VI2OLET to provide even broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We intend to raise additional funds through the issuance of equity securities. We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $100 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

        As shown in the accompanying consolidated financial statements, we have incurred a net loss available to common stockholders of $16.0 million during the year ended January 31, 2016, and had an accumulated deficit of $26.2 million as of January 31, 2016. As of January 31, 2016, we had working capital of approximately $1.6 million. While we believe we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented.

Recent Accounting Pronouncements

        In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. The amendment will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are in process of evaluating the impact of adoption on our consolidated financial statements.

        In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASU No. 2014-09). This update defers the effective dates of ASU No. 2014-09 (originally issued in June 2014) for public business entities by one year, or until annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. ASU No. 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. We are continuing to review the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

        In February 2016, FASB issued ASU No. 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are in process of evaluating the impact of adoption on our consolidated financial statements.

        In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This standard is effective for annual periods ending after December 15, 2016. We are evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

        We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

        VI2OLET is a new product in the dietary supplement field. Revenue is recognized provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, calculability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. We recognize revenue on a sell-through basis for customer arrangements in which we do not have historical information to estimate product returns, pricing discounts or other concessions upon shipment. For these product shipments, we invoice the reseller, record deferred revenue at the gross invoice sales price and classify the cost basis of the product held by the wholesaler as a component of inventory. We recognize revenue when product is sold by the reseller to the end user, on a FIFO basis. For customer arrangements in which we can reasonably estimate returns, price discounts and other concessions, revenue is recognized upon shipment and a reserve is recorded for returns, price discounts and other concessions.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. We regularly review inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Stock-based Compensation

        We recognize stock-based compensation for equity awards on a straight-line basis over their vesting periods, based on the grant date fair value. We estimate the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Off Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated audited financial statements as of and for the fiscal years ended January 31, 2016 and 2015 and December 31, 2014, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, January 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report. This conclusion was based on the material weaknesses in our internal control over financial reporting further described below.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

        In fiscal year 2016, we hired a controller, who is a certified public accountant, and a Chief Financial Officer. Both have extensive public company experience. To better manage our internal systems and controls, effective beginning the third quarter of fiscal year 2016, we implemented an enterprise resource planning system throughout the Company.

        We plan to continue to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not remediated the material weaknesses identified above. To remediate such weaknesses, we are continuing to adopt and implement written policies and procedures for accounting and financial reporting. We plan to hire additional qualified personnel to address inadequate segregation of duties, although the timing of such hires is largely dependent upon our securing additional financing to cover such costs. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

        No change in our system of internal control over financial reporting occurred during the fourth quarter of the year ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors and corporate governance will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 15, 2016, which information is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 15, 2016, which information is incorporated into this report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 15, 2016, which information is incorporated into this report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 15, 2016, which information is incorporated into this report by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required to be provided in response to this item will be presented in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be held on or about June 15, 2016, which information is incorporated into this report by reference.

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

BIOPHARMX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
Year ended January 31, 2016, month ended January 31, 2015 and year ended December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BioPharmX Corporation

        We have audited the accompanying consolidated balance sheets of BioPharmX Corporation and its subsidiary (the "Company") as of January 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders' equity (deficit), and cash flows for the year ended January 31, 2016, the one-month period ended January 31, 2015, and the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioPharmX Corporation and its subsidiary as of January 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended January 31, 2016, the one-month period ended January 31, 2015 and the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that BioPharmX Corporation and its subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, available cash and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
May 2, 2016

BIOPHARMX CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,039	$1,305
Accounts receivable, net	7	1
Inventories	100	160
Prepaid expenses and other current assets	285	239

Total current assets	4,431	1,705
Property and equipment, net	216	234
Intangible assets, net	119	149
Other assets	50	50
Restricted cash	35	35

Total assets	$4,851	$2,173

LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,777	$1,152
Accrued liabilities and other current liabilities	795	187
Related party payables	225	218

Total current liabilities	2,797	1,557
Commitments and contingencies (Note 5)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 31, 2016 and 4,207,987 issue and outstanding as of January 31, 2015 (liquidation preference of $8.0 million as of January 31, 2015)	—	6,823

Stockholders' equity (deficit):
Common stock, $0.001 par value; 90,000,000 shares authorized; 25,208,684 and 11,415,416 shares issued and outstanding as of January 31, 2016 and 2015, respectively	25	11
Additional paid-in capital	28,261	4,416
Accumulated deficit	(26,232)	(10,634)

Total stockholders' equity (deficit)	2,054	(6,207)

Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$4,851	$2,173

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year ended January 31,	One month ended January 31,	Year ended December 31,
	2016	2015	2014
Revenues, net	$64	$1	$—
Cost of goods sold	237	1	—

Gross deficit	(173)	—	—
Operating expenses:
Research and development	5,702	365	2,519
Sales and marketing	5,109	378	2,299
General and administrative	4,174	401	2,953

Total operating expenses	14,985	1,144	7,771

Loss from operations	(15,158)	(1,144)	(7,771)
Other income (expense), net	(436)	—	40
Interest expense	—	—	(76)

Loss before income taxes	(15,594)	(1,144)	(7,807)
Provision for income taxes	4	—	—

Net and comprehensive loss	(15,598)	(1,144)	(7,807)

Accretion on Series A convertible redeemable preferred stock	(202)	(43)	(163)
Deemed dividend on Series A convertible redeemable preferred stock	(201)	(50)	(159)

Net loss available to common stockholders	$(16,001)	$(1,237)	$(8,129)

Basic and diluted net loss available to common stockholders per share	$(0.89)	$(0.11)	$(0.80)

Shares used in computing basic and diluted net loss per share	17,950,000	11,408,000	10,217,000

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

	Series A Convertible Redeemable Preferred Stock

			Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2014	—	$—	7,025,000	$7	$306	$(1,683)	$(1,370)
Thompson Designs, Inc. common stock assumed in conjunction with Share Exchange	—	—	2,000,000	2	(2)	—	—
Issuance of convertible notes payable with beneficial conversion feature	—	—	—	—	204	—	204
Issuance of common stock due to exercise of options and release of awards		—	824,310	1	98	—	99
Issuance of warrants to non-employees		—			204	—	204
Conversion of convertible notes payable to common stock	—	—	1,526,001	1	1,846	—	1,847
Stock-based compensation	—	—	—	—	1,193	—	1,193
Issuance of preferred stock, related warrants and common stock	4,207,987	6,408			845	—	845
Interest on preferred stock		159			(159)	—	(159)
Accretion of stock issuance costs		163			(163)		(163)
Net and comprehensive loss	—	—	—	—	—	(7,807)	(7,807)

Balance at December 31, 2014	4,207,987	6,730	11,375,311	11	4,372	(9,490)	(5,107)
Stock-based compensation	—	—	—	—	99	—	99
Issuance of common stock due to exercise of options and release of awards		—	40,105	—	38	—	38
Interest on preferred stock		50	—	—	(50)	—	(50)
Accretion of stock issuance costs		43	—	—	(43)		(43)
Net and comprehensive loss	—	—	—	—	—	(1,144)	(1,144)

Balance at January 31, 2015	4,207,987	6,823	11,415,416	11	4,416	(10,634)	(6,207)
Issuance of common stock, net of expenses of $2,500	(4,207,987)	(7,226)	12,508,395	12	20,530	—	20,542
Issuance of common stock due to exercise of options	—	—	666,157	1	82	—	83
Issuance of common stock due to exercise of warrants		—	618,716	1	1,486	—	1,487
Expense related to the modification of warrants		—	—		436	—	436
Issuance of convertible notes payable	—	—	—	—	500	—	500
Stock-based compensation	—	—	—	—	1,214	—	1,214
Interest on preferred stock		201			(201)	—	(201)
Accretion of stock issuance costs		202			(202)		(202)
Net and comprehensive loss	—	—	—	—	—	(15,598)	(15,598)

Balance at January 31, 2016	—	—	25,208,684	$25	$28,261	$(26,232)	$2,054

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended January 31,	One month ended January 31,	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(15,598)	$(1,144)	$(7,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,214	99	1,193
Expense related to modification of warrants	436	—	—
Depreciation expense	56	1	25
Amortization expense	30	1	—
Warrants issued for services provided	—	—	99
Noncash interest expense	—	—	76
Changes in assets and liabilities:
Accounts receivable	(6)	1	(2)
Inventories	60	(22)	(138)
Prepaid expenses and other assets	(46)	30	(133)
Accounts payable	625	666	257
Accrued expenses and other liabilities	608	(495)	355
Related party payables	7	19	74

Net cash used in operating activities	(12,614)	(844)	(6,001)

Cash flows from investing activities:
Change in restricted cash	—	—	(35)
Purchases of property and equipment	(38)	—	(228)

Net cash used in investing activities	(38)	—	(263)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of $2,500 issuance costs	13,316	—	—
Proceeds from exercises of stock options	83	38	99
Proceeds from exercises of common stock warrants	1,487	—	—
Net proceeds from issuance of convertible redeemable preferred stock and common stock warrants	—	—	7,253
Proceeds from issuance of convertible notes payable	500	—	1,020

Net cash provided by financing activities	15,386	38	8,372

Net increase (decrease) in cash and cash equivalents	2,734	(806)	2,108
Cash and cash equivalents at beginning of year	1,305	2,111	3

Cash and cash equivalents at end of year	$4,039	$1,305	$2,111

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$7,226	$—	$—

Conversion of convertible notes payable to common stock	$—	$—	$1,847

Fair value of beneficial conversion feature issued in connection with convertible notes payable	$—	$—	$204

Issuance of common stock warrants in connection with convertible notes payable	$—	$—	$105

Supplemental disclosures:
Income taxes paid	$4	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        BioPharmX Corporation (the "Company") is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women's health and dermatology. The Company's objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company's strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, while in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act available for repurposed/reformulated drugs. The Company believes the 505(b)(2) regulatory pathway may reduce drug development risk and could reduce the time and resources it spends during development.

        Since the Company's inception, substantially all of the Company's efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities. In June 2015, the Company raised $7.8 million through the sale of its common stock in a public offering and concurrently completed an uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from an issuance of common stock and warrants to purchase common stock in a public offering.

Share Exchange

        On January 23, 2014, the Company (then operating as Thompson Designs, Inc.), BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., entered into and consummated transactions pursuant to a share exchange agreement, such transaction referred to as the Share Exchange, whereby the Company issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of its common stock, in exchange for 100% of the shares of BioPharmX, Inc. held by stockholders. The shares of the Company's common stock received by the stockholders of BioPharmX, Inc. in the Share Exchange constituted approximately 77.8% of its then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement. As a result of the Share Exchange, BioPharmX, Inc. became the Company's wholly-owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition with BioPharmX, Inc. as the acquirer and the Company as the acquired party, and as a result the historical financial statements prior to the Share Exchange included in this Annual Report on Form 10-K are the historical financial statements of BioPharmX, Inc. On March 3, 2014, the Company changed its name to BioPharmX Corporation. On May 16, 2014, the Company reincorporated from Nevada to Delaware.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Fiscal Year End

        On March 26, 2015, the board of directors of the Company approved a change in its fiscal year end from December 31 to January 31.

Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The accompanying financial statements include the accounts of BioPharmX and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

Reclassification

        Certain prior year amounts have been reclassified to conform to the current year presentation. Deferred rent, accrued payroll and deferred revenue have been included in accrued liabilities and other current liabilities. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported total assets, total stockholders' deficit or net loss.

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

  •
  Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of January 31, 2016, the Company held $3.6 million in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

Accounts Receivable

        Accounts receivable is recorded net of cash discounts for prompt payment and return allowances. There was no allowance for doubtful accounts receivable recorded at either January 31, 2016 or 2015.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Fair Value of Financial Instruments

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other liabilities and related party payables approximate fair value due to their short maturities.

Property and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Description	Estimated Useful Life
Furniture	5 - 7
Laboratory equipment	3 - 5
Computer and equipment	3 - 5
Software	5

Intangible Assets

        Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

        The intangible assets were acquired in March 2013 in connection with the collaboration and license agreement with Iogen detailed in Note 5. Amortization of the intangible assets commenced in January 2015 with the first recognition of revenue related to VI2OLET and is being taken on a straight-line basis over 5 years.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restricted Cash

        The Company has restricted cash in the amount of $35,000 held in a money market account to secure the credit line of the Company's credit cards.

Revenue Recognition

        VI2OLET is a new product in the dietary supplement field. Revenue is recognized provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, calculability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. The Company recognizes revenue on a sell-through basis for customer arrangements in which it does not have historical information to estimate product returns, pricing discounts or other concessions upon shipment. For these product shipments, the Company invoices the reseller, records deferred revenue at the gross invoice sales price and classifies the cost basis of the product held by the wholesaler as a component of inventory. Deferred revenue is adjusted for price protection and other revenue reserves. Revenue is recognized when product is sold by the reseller to the end user, on a first-in first-out (FIFO) basis. For customer arrangements in which returns, price discounts and other concessions can be reasonably estimated, revenue is recognized upon shipment and a reserve is recorded for returns, price discounts and other concessions.

Cost of Good Sold

        Costs of good sold includes direct costs related to the sale of the Company's iodine dietary supplement, write-downs of excess and obsolete inventories, and amortization of intangible assets.

Shipping and Handling Costs

        Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

Research and Development Expenses

        Research and development expenses are expensed as incurred and consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations ("CROs"), consulting, materials, supplies, and facilities and other overhead allocations.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Expenses

        The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $1.2 million for year ended January 31, 2016, $90,000 for the one month ended January 31, 2015 and $68,000 for the year ended December 31, 2014.

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

        The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. No interest expense was recognized during the periods presented.

Stock-Based Compensation

        The Company recognizes stock-based compensation for equity awards on a straight-line basis over their vesting periods based on the grant date fair value. The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive Loss

        Comprehensive loss is the change in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the year ended January 31, 2016, one month ended January 31, 2015 and year ended December 31, 2014, the Company's comprehensive loss is equal to net loss. There were no components of other comprehensive loss for any of the periods presented.

Net Loss Per Share

        Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company's common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants and the assumed conversion of preferred stock are determined under the treasury stock method.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of January 31, 2016, January 31, 2015 and December 31, 2014, 5,741,000, 9,793,000 and 9,713,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Recent Accounting Pronouncements

        In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. The amendment will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on the its consolidated financial statements.

        In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (ASU No. 2014-09). This update defers the effective dates of ASU No. 2014-09 (originally issued in June 2014) for public business entities by one year, or until annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. ASU No. 2014-09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The Company is continuing to review the provisions of this ASU to determine if there will be any impact on its results of operations, cash flows or financial condition.

        In February 2016, FASB issued ASU No. 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in process of evaluating the impact of adoption on its consolidated financial statements.

        In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date that the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This standard is effective for annual periods ending after December 15, 2016. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.

        The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2. GOING CONCERN

        The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. The Company's ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for VI2OLET. The Company continues its research and development efforts for its products, which will require significant funding. If revenues fall short of expectations or research and development efforts require higher than anticipated capital, then there may be a negative impact on the financial viability of the Company.

        The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. In June 2015, the Company raised net proceeds of $7.8 million in a public offering of its common stock. In December 2015, the Company raised net proceeds of $5.5 million in a private offering of its common stock and, in April 2016, raised net proceeds of approximately $3.6 million in a public offering of its common stock. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

        The Company plans to increase working capital by managing its cash flows and expenses, securing financing and increasing revenue. The Company continues to pursue additional channel distribution expansion for VI2OLET to provide even broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. The Company has an effective shelf registration statement on file with the SEC to allow it to sell up to approximately $100 million of its securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities pursuant to the shelf registration statement with a value of more than one-third of the aggregate market value of its common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of its common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

        As shown in the accompanying consolidated financial statements, the Company incurred a net loss available to common stockholders of $16.0 million during the year ended January 31, 2016, and had an accumulated deficit of $26.2 million as of January 31, 2016. As of January 31, 2016, the Company had

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. GOING CONCERN (Continued)

working capital of approximately $1.6 million. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented.

3. BALANCE SHEET DETAILS

	January 31,
	2016	2015
	(in thousands)
Inventories:
Work in process	$18	$61
Finished goods	28	64
Channel inventory	54	35

	$100	$160

	January 31,
	2016	2015
	(in thousands)
Property and equipment, net:
Furniture	$21	$18
Laboratory equipment	27	26
Computer and equipment	112	78
Software	144	144

	304	266
Less: accumulated depreciation	(88)	(32)

	$216	$234

        Depreciation expense for the year ended January 31, 2016, one month ended January 31, 2015 and year ended December 31, 2014 was $56,000, $1,000 and $25,000, respectively.

  Intangible assets, net:

        Intangible assets were as follows (dollar amounts in thousands):

	As of January 31, 2016
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Intangible assets	5 years	$150	$(31)	$119

	As of January 31, 2015
	Estimated Useful Life	Gross Value	Accumulated Amortization	Net Value
Intangible assets	5 years	$150	$(1)	$149

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET DETAILS (Continued)

        Amortization expense for the year ended January 31, 2016 and one month ended January 31, 2015 was $30,000 and $1,000, respectively. No amortization expense was recorded for the year ended December 31, 2014. Amortization is recorded in cost of goods sold.

        As of January 31, 2016, the estimated aggregate future amortization expense in future years is as follows (in thousands):

Years ending January 31:
2017	$30
2018	30
2019	30
2020	29

Total	$119

	January 31,
	2016	2015
	(in thousands)
Accrued liabilities:
Payroll	$209	$128
Research and development	160	—
Legal	125	—
Marketing	74	—
Deferred rent	26	49
Deferred revenue	19	6
Other	182	4

	$795	$187

4. RELATED PARTY PAYABLES

        Since inception, the founding executives of the Company have made advances to cover short-term operating expenses. Additionally, since the beginning of 2014 a portion of their compensation has been deferred and is included in this balance. These advances and deferred compensation are non-interest bearing and have periodically been repaid to these executives. Related party payables as of January 31, 2016 and 2015 were $225,000 and $218,000, respectively.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES

Commitments

        The following table summarizes the Company's commitments as of January 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021
Operating lease	$246	$246	$—	$—	$—	$—
Purchase commitment	1,473	421	263	263	263	263

Total	$1,719	$667	$263	$263	$263	$263

        On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016. Rent expense for the year ended January 31, 2016, one month ended January 31, 2015 and year ended December 31, 2014 was $357,000, $26,000 and $310,000, respectively. The purchase commitment relates to the manufacturing of VI2OLET and is non-cancelable.

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

License Agreement

        In March 2013, the Company entered into an amended and restated collaboration and license agreement with Iogen, which provides the Company with a license to certain rights to label, market, and resell the finished inventory and ongoing manufacturing of the Iogen molecular iodine technology for future product formulation development and commercialization. New formulation patents developed by the Company will be solely owned by the Company. The agreement gives the Company a perpetual,

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

  •
  Pay a fixed royalty fee for the protection and indemnification of licensed intellectual property rights ("IP rights") for the prescription product developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

  •
  Pay a fixed royalty fee for the protection and indemnification of licensed IP rights for the other products utilizing the molecular iodine technology developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

        The Company capitalized as intangible assets, the amount of $150,000 related to this agreement. As of January 31, 2016 and 2015, the balance, net of amortization, was $119,000 and $149,000, respectively. No royalties have been paid as of January 31, 2016.

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Common Stock

        As described in Note 1, on January 23, 2014, the Company issued 7,025,000 shares of its common stock to BioPharmX, Inc. stockholders.

        The Company issued convertible notes payable ("Notes") from September 2012 through March 2014. Under the terms of the Notes, on April 11, 2014, the Notes automatically converted into 1,526,001 shares of common stock upon the Company's sale of Series A Preferred Stock.

        In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering (the "Offering") in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million. Pursuant to the subscription agreement dated October 24, 2014, KIP, an existing stockholder, shall purchase shares in the KIP private placement upon the earlier to occur of (i) the Company receiving revenues from Violet of $2,000,000 or (ii) receipt by the Company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the Company of its intention to complete the KIP private placement even if the Company's stock price was not at least $3.70 per share. As of May 2, 2016, this private placement has not closed, and the Company is unable to predict if or when the private placement will close. As consideration for Ping Wang's service as a director of the Company, 290,000

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

shares of the Company's common stock were issued, of which 96,667 vested immediately and 193,333 shares of the common stock will vest immediately upon completion of the $2.0 million purchase.

        In June 2015, the Company issued a 6% unsecured convertible note in the principal amount of $500,000 to an investor. Under the terms of the convertible note, immediately prior to the closing of the Offering, the principal amount and all accrued and unpaid interest, converted into 182,266 shares of common stock.

        In December 2015, the Company sold 4,100,000 shares of common stock at a price per share of $1.43 resulting in net proceeds of $5.5 million in a private placement to investment vehicles of Franklin Advisers. For a period of 5 years, Franklin Advisers have the right to purchase up to an aggregate of 20% of the securities offered by the Company in any subsequent private placement.

Series A Preferred Stock

        The Company entered into subscription agreements for the private placement of shares of its Series A preferred stock and warrants with 47 accredited investors during 2014 whereby the Company sold an aggregate of 4,207,987 shares of Series A preferred stock at a per share price of $1.85 for gross proceeds of $7.5 million and issued to the investors for no additional consideration warrants to purchase in the aggregate 2,042,589 shares of common stock, with an exercise price of $3.70 per share. The allocated fair value of the warrants related to these subscription agreements was determined to be $845,000 and was recorded as additional paid-in capital. The fair value was computed using the Black-Scholes pricing model with the following assumptions: dividend rate of 0%, risk-free rate of 1.6% to 4.0%, contractual term of 5 years and expected volatility of 88.8%. In connection with the uplisting to the NYSE MKT, the Series A preferred stock, including accrued and unpaid interest, converted into 4,319,426 shares of common stock.

        In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2016, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655. The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 4 to 5 years and expected volatility of 85.9%. As of January 31, 2016, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

        The warrant exercise agreements included a provision such that if the public offering price related to the Offering was less than $3.125 per share, then immediately prior to the closing of the Offering, additional shares of common stock would be issued at no additional consideration to each holder equal to: (i) the product of (A) the difference between $2.50 per share and 80% of the public offering price and (B) such holder's shares of common stock received pursuant to exercise of the amended warrants, divided by (ii) 80% of the public offering price in the Offering. Based on a public offering price of $2.75 per share, 77,006 shares of common stock were issued pursuant to this provision.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Warrants

        In addition to the warrants issued in conjunction with the subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of January 31, 2016, all were outstanding. On May 14, 2014, the Company also issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance. These warrants are immediately exercisable, and in June 2015, a portion of the warrants were exercised for 54,054 shares of common stock. As of January 31, 2016, warrants exercisable for 289,505 shares of common stock remain outstanding.

        In connection with the Offering, 109,091 warrants were issued to the underwriters at the public offering price of $2.75. These warrants expire five years after the date of issuance. As of January 31, 2016, all were outstanding.

Equity Incentive Plan

        On January 23, 2014, the Company adopted the 2014 Equity Incentive Plan, or the 2014 Plan, which permits the Company to grant stock options to directors, officers or employees of the Company or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options, restricted stock awards and stock appreciation rights. Stock options previously issued under BioPharmX, Inc.'s 2011 Equity Incentive Plan were substituted with stock options issued under the 2014 Plan. Stock options generally vest in two to four years and expire ten years from the date of grant.

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

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the Company's stock option activities under the 2014 Plan:

	Available for Grant	Shares	Weighted Average Exercise Prices	Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Balance at January 1, 2013	1,550,000	1,150,000	$0.06
Granted	(1,456,000)	1,456,000	0.40

Balance at December 31, 2013	94,000	2,606,000	$0.25
Additional shares authorized	1,800,000	—	—
Granted	(891,000)	891,000	1.85
Exercised	—	(727,643)	0.14
Cancelled	160,000	(160,000)	0.37

Balance at December 31, 2014	1,163,000	2,609,357	$0.82	8.52	$5,686
Granted	(130,000)	130,000	2.75
Exercised	—	(40,105)	0.95
Cancelled	10,000	(10,000)	1.85

Balance at January 31, 2015	1,043,000	2,689,252	$0.91	8.58	$5,625
Granted	(1,274,000)	1,274,000	2.25
Exercised	—	(676,769)	0.12
Cancelled	581,875	(581,875)	1.59

Balance at January 31, 2016	350,875	2,704,608	$1.59	8.37	$1,343

Vested and exercisable		1,059,709	$1.13	7.34	$794

Vested and expected to vest		2,467,713	$1.55	8.29	$1,287

Inducement Grants

        The Company has also awarded inducement options to purchase common stock to new employees outside of the 2014 Plan as material inducements to the acceptance of employment with the Company as permitted under Section 711(a) of the NYSE MKT Company Guide. Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee's employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

employee's continued service. The following table summarizes the Company's inducement grant stock option activities:

	Shares	Weighted Average Exercise Prices	Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at January 31, 2015	—	—	—	—
Granted	660,000	$1.44

Balance at January 31, 2016	660,000	$1.44	9.72	$227

Vested and exercisable	—	$—	—	$—

Vested and expected to vest	529,212	$1.44	9.72	$182

        The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2016:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Prices	Number Vested and Exercisable	Weighted Average Exercise Prices
$0.25 - $1.00	882,108	7.48	$0.41	570,340	$0.41
$1.01 - $1.67	1,264,000	9.74	$1.49	51,664	$1.48
$1.68 - $3.00	988,500	8.09	$2.28	437,705	$2.02
$3.01 - $3.25	230,000	9.33	$3.25	—	—

	3,364,608	8.63	$1.56	1,059,709	$1.13

        The total intrinsic value of stock options exercised during the year ended January 31, 2016, the month ended January 31, 2015 and year ended December 31, 2014 was $1.4 million, $82,000 and $676,000, respectively. The weighted average grant date fair values of the stock options granted during the year ended January 31, 2016, the month ended January 31, 2015 and year ended December 31, 2014 was $1.44, $1.92 and $1.10, respectively.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION

        The following table summarizes the stock-based compensation expenses included in the Company's Statement of Operations and Comprehensive Loss for the periods ended (in thousands):

	Year ended January 31,	One month ended January 31,	Year ended December 31,
	2016	2015	2014
Research and development	$256	$27	228
Sales and marketing	443	40	147
General and administrative	515	32	818

Total	$1,214	$99	$1,193

        The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of January 31, 2016, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 3.02 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

        The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	Year ended January 31,	One month ended January 31,	Year ended December 31,
	2016	2015	2014
Expected volatility	81.3% - 82.6%	82.1%	82.2%
Expected term in years	6.0	6.0	6.0
Risk-free interest rate	1.57% - 2.26%	1.56%	1.74%
Expected dividend yield	—%	—%	—%

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

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCK-BASED COMPENSATION (Continued)

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

8. EMPLOYEE BENEFIT PLAN

        The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all full-time employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company's sole discretion. The Company has made no contributions to the plan for the year ended January 31, 2016, the month ended January 31, 2015 and the year ended December 31, 2014.

9. INCOME TAXES

        No federal income taxes were provided in the year ended January 31, 2016, month ended January 31, 2015 or year ended December 31, 2014 due to the Company's net losses. The provision of income taxes consist of state minimum income taxes.

        At January 31, 2016, the Company had available federal net operating loss ("NOL") carry-forwards of approximately $19.4 million which will begin to expire in 2030 and California state NOL carry-forwards of approximately $19.4 million which will begin to expire in 2030. At January 31, 2016 and 2015, the net deferred tax assets of approximately $8.8 million and $3.6 million, respectively, generated primarily by NOL carry-forwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by approximately $5.2 million, $0.4 million and $2.6 million during the year ended January 31, 2016, the month ended January 31, 2015 and year ended December 31, 2014, respectively.

        Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an "ownership change," as defined by the Internal Revenue Code. If there should be an ownership change, the Company's ability to utilize its carry-forwards could be limited.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets were as follows (in thousands):

	January 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$7,727	$3,538
Stock-based compensation expense	577	—
Tax credit carryforwards	311	—
Other	216	50

Total deferred tax assets	8,831	3,588
Less: Valuation allowance	(8,831)	(3,588)

Net deferred tax assets	$—	$—

        A reconciliation of income taxes provided at the federal statutory rate (34%) to the actual income tax provision was as follows (in thousands):

Year ended January 31,
2016
Income tax benefit computed at U.S. statutory rate	$(5,302)
State income tax (net of federal benefit)	(838)
Stock-based compensation	200
Warrant valuation	148
Research and development credits	(128)
Change in valuation allowance	5,904
Other	20

Income tax provision	$4

        As of January 31, 2016 and 2015, the Company did not have any material unrecognized tax benefits. The tax years from 2010 to 2016 remain open for examination by the federal and state authorities.

10. SUBSEQUENT EVENTS

        In April 2016, the Company raised net proceeds of approximately $3.6 million, after expenses of approximately $0.7 million, excluding any proceeds from warrant exercises, from the sale of 3,600,000 shares of common stock and 1,952,000 warrants to purchase common stock at an exercise price of $1.20 per share in an equity offering under its shelf registration statement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, State of California, on this 2nd day of May, 2016.

BioPharmX Corporation
By:	/s/ JAMES PEKARSKY
	Name:	James Pekarsky
	Title:	Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES PEKARSKY James Pekarsky	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 2, 2016
/s/ ANJA KRAMMER Anja Krammer	President and Director	May 2, 2016
/s/ GREG KITCHENER Greg Kitchener	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2016
/s/ PING WANG Ping Wang	Director	May 2, 2016
/s/ MICHAEL HUBBARD Michael Hubbard	Director	May 2, 2016
/s/ STEPHEN MORLOCK Stephen Morlock	Director	May 2, 2016
/s/ CRAIG BARBAROSH Craig Barbarosh	Director	May 2, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number						Filed Herewith
	Description of Document	Form	File No.	Filing Date	Exhibit
2.1	Form of Share Exchange Agreement dated January 23, 2014 by and among Thompson Designs, Inc., BioPharmX, Inc. and BioPharmX, Inc. Stockholders	8-K	000-54871	1/27/2014	2.1
3.1	Certificate of Incorporation	S-8	333-201708	1/26/2015	4.01
3.2	Bylaws	S-8	333-201708	1/26/2015	4.02
3.3	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8-K	001-37411	3/18/2016	3.1
4.1	Specimen Stock Certificate	S-8	333-201708	1/26/2015	4.03
4.2	Promissory Note, dated December 21, 2012 between Thompson Designs, Inc. and Kade Thompson	10-K	000-54871	12/31/12	10.1
4.3	Subscription Agreement, dated October 24, 2014, between the Company and KIP Overseas Expansion Platform Fund (as amended)					X
4.4	Registration Rights Agreement, dated December 10, 2015 by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8-K	001-37411	12/11/2015	4.1
4.5	Purchase Agreement, dated December 9, 2015, by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8-K	001-37411	12/11/2015	4.1
4.6	Standstill Agreement, dated December 10, 2015, by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8-K	001-37411	12/11/2015	4.1

				Incorporated by Reference
Exhibit Number							Filed Herewith
		Description of Document	Form	File No.	Filing Date	Exhibit
4.7		Form of Common Stock Purchase Warrant (issued in connection with April 2016 stock offering)	8-K	011-37411	3/29/2016	4.1
4.8		Form of Common Stock Purchase Warrant (issued in connection with Series A stock offering)	10-K	000-54871	3/31/2014	Exhibit B to Exhibit 10.11
4.9		Form of Underwriters' Warrant Agreement (issued in connection with June 2015 stock offering)	S-1/A	333-203317	6/1/2015	4.4
10.1	*	Form of Employment Agreement between James Pekarsky and Thompson Designs, Inc.	8-K	000-54871	1/27/2014	10.2
10.2	*	Form of Employment Agreement between Anja Krammer and Thompson Designs, Inc.	8-K	000-54871	1/27/2014	10.3
10.3	*	Offer letter, dated July 14, 2015, by and between BioPharmX Corporation and Greg Kitchener	10-Q	001-37411	9/14/2015	10.1
10.4	*	Employment Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener	10-Q	001-37411	9/14/2015	10.2
10.5	*	Notice of Inducement Option Grant and Inducement Stock Option Plan and Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener	10-Q	001-37411	9/14/2015	10.3
10.6		Amended and Restated Collaboration and License Agreement dated March 1, 2013 between BioPharmX, Inc. and Iogen LLC	8-K	000-54871	1/27/2014	10.4
10.7		Collaboration and Supply Agreement dated October 22, 2013 between BioPharmX, Inc. and Nutech Medical, Inc.	8-K	000-54871	1/27/2014	10.5
10.8		Lease Agreement dated August 23, 2013 between Prologis, L.P. and BioPharmX, Inc.	8-K	000-54871	1/27/2014	10.6

Incorporated by Reference
Exhibit Number							Filed Herewith
		Description of Document	Form	File No.	Filing Date	Exhibit
10.9	*	2014 Equity Incentive Plan	8-K	000-54871	1/27/2014	10.7
10.10	*	Form of 2014 Equity Incentive Plan award agreement	S-8	333-201708	1/26/2015	4.05
10.11		Form of Indemnification Agreement	S-1/A	333-203317	5/14/2015	10.16
10.12		Commercial Supply Agreement	S-1/A	333-203317	5/14/2015	10.17
10.13		Investor Rights Agreement, dated October 24, 2014, between BioPharmX Corporation, James Pekarsky, Anja Krammer, Kin Chan and KIP Overseas Expansion Platform Fund					X
21.1		Subsidiaries of the Registrant					X
23.1		Consent of Burr Pilger Mayer, Inc., independent registered public accounting firm					X
31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Schema Linkbase Document					X
101.CAL		XBRL Taxonomy Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Labels Linkbase Document					X

Incorporated by Reference
Exhibit Number						Filed Herewith
	Description of Document	Form	File No.	Filing Date	Exhibit
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*
Indicates a management contract, compensatory plan or arrangement