Form 10-Q
period 2016-04-30
BioPharmX Corp
filed 2016-06-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of May 31, 2016, there were outstanding 28,863,017 shares of the registrant’s common stock, $0.001 par value.

Documents incorporated by reference: None.

BIOPHARMX CORPORATION

Form 10-Q

PART I

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	April 30,	January 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$4,038	$4,039
Accounts receivable, net	6	7
Inventories	76	100
Prepaid expenses and other current assets	310	285
Total current assets	4,430	4,431

Property and equipment, net	205	216
Intangible assets, net	112	119
Other assets	50	50
Restricted cash	10	35

Total assets	$4,807	$4,851

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,394	$1,777
Accrued expenses and other current liabilities	694	795
Related party payables	252	225
Total current liabilities	3,340	2,797

Commitments and contingencies (Note 6)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 28,863,017 and 25,208,684 shares issued and outstanding as of April 30, 2016 and January 31, 2016, respectively	29	25
Additional paid-in capital	32,131	28,261
Accumulated deficit	(30,693)	(26,232)
Total stockholders’ equity	1,467	2,054

Total liabilities, convertible redeemable preferred stock and stockholders’ equity	$4,807	$4,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended April 30,
	2016	2015

Revenues, net	$33	$4
Cost of goods sold	20	9
Gross margin (deficit)	13	(5)
Operating expenses:
Research and development	2,173	1,076
Sales and marketing	1,107	1,081
General and administrative	1,193	1,026
Total operating expenses	4,473	3,183

Loss from operations	(4,460)	(3,188)
Other income (expense), net	1	(436)
Loss before income taxes	(4,459)	(3,624)
Provision for income taxes	2	—
Net and comprehensive loss	(4,461)	(3,624)
Accretion on Series A convertible redeemable preferred stock	—	(123)
Deemed dividend on Series A convertible redeemable preferred stock	—	(116)
Net loss available to common stockholders	$(4,461)	$(3,863)

Basic and diluted net loss available to common stockholders per share	$(0.17)	$(0.33)

Shares used in computing basic and diluted net loss per share	26,202,000	11,741,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,461)	$(3,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	273	300
Expense related to modification of warrants	—	436
Depreciation expense	16	8
Amortization expense	7	7
Changes in assets and liabilities:
Accounts receivable	1	(5)
Inventories	24	(55)
Prepaid expenses and other assets	(25)	(896)
Accounts payable	617	1,092
Accrued expenses and other liabilities	(101)	432
Related party payables	27	56

Net cash used in operating activities	(3,622)	(2,249)

Cash flows from investing activities:
Change in restricted cash	25	—
Purchases of property and equipment	(5)	—

Net cash provided by investing activities	20	—

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	3,583	—
Proceeds from exercises of stock options	18	11
Proceeds from exercise of common stock warrants	—	1,412

Net cash provided by financing activities	3,601	1,423

Net decrease in cash and cash equivalents	(1)	(826)
Cash and cash equivalents at beginning of period	4,039	1,305

Cash and cash equivalents at end of period	$4,038	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, and biological materials, while in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act available for repurposed/reformulated drugs. The Company believes the 505(b)(2) regulatory pathway may reduce drug development risk and could reduce the time and resources it spends during development.

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In June 2015, the Company raised $7.8 million through the sale of its common stock in a public offering and concurrently completed an uplisting to the NYSE MKT. In December 2015 the Company raised net proceeds of $5.5 million in a private offering of its common stock and, in April 2016, it raised net proceeds of approximately $3.6 million from an issuance of common stock and warrants to purchase common stock in a public offering.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, filed on May 2, 2016. The condensed consolidated balance sheet as of January 31, 2016, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2016 and January 31, 2016, and the Company’s results of operations and its cash flows for the three months ended April 30, 2016 and 2015.  The results for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the year ending January 31, 2017 or any future period.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $219,000 and $235,000 for the three months ended April 30, 2016 and 2015, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding excludes 193,333 of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants and the assumed conversion of preferred stock are determined under the treasury stock method.

For the three months ended April 30, 2016 and 2015, 7,744,000 and 9,282,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no significant changes in the Company’s significant accounting policies for the three months ended April 30, 2016, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on our consolidated financial statements.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company’s ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for VI2OLET, its iodine dietary supplement. The Company continues its research and development efforts for its products, which will require significant funding. If revenues fall short of expectations or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. In June 2015, the Company raised net proceeds of $7.8 million in a public offering of its common stock. In December 2015, the Company raised net proceeds of $5.5 million in a private offering of its common stock and, in April 2016, raised net proceeds of approximately $3.6 million in a public offering of its common stock and warrants to purchase its common stock.

The Company plans to increase working capital by managing its cash flows and expenses, securing financing and increasing revenue. The Company continues to pursue additional channel distribution expansion for VI2OLET to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. The Company has an effective shelf registration statement on file with the SEC to allow it to sell up to approximately $100 million of its securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities pursuant to the shelf registration statement with a value of more than one-third of the aggregate market value of its common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of its common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

The Company incurred a net loss available to common stockholders of $4.5 million and $3.6 million during the three months ended April 30, 2016 and 2015, respectively, and had an accumulated deficit of $30.7 million as of April 30, 2016. As of April 30, 2016, the Company had working capital of approximately $1.1 million. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented.

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

• Level 2— Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

• Level 3— Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of April 30, 2016, the Company held $4.0 million in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

4. BALANCE SHEET DETAILS

	April 30,	January 31,
	2016	2016
	(in thousands)
Inventories:
Work in process	$5	$18
Finished goods	25	28
Channel inventory	46	54
Total	$76	$100

5. RELATED PARTY PAYABLES

Since the beginning of 2014, a portion of the compensation of the founding executives of the Company has been deferred and is included in the related party payables balance.  The deferred compensation is non-interest bearing and has periodically been repaid to these executives.  Related party payables as of April 30, 2016 and January 31, 2016 were $252,000 and $225,000, respectively.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of April 30, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021

Operating lease	$172	$172	$—	$—	$—	$—
Purchase commitment	1,421	369	263	263	263	263
Total	$1,593	$541	$263	$263	$263	$263

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016. Rent expense for the three months ended April 30, 2016 and 2015 was $86,000 and $78,000, respectively. The purchase commitment relates to the manufacturing of VI2OLET and is non-cancelable.

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

License Agreement

In March 2013, the Company entered into an amended and restated collaboration and license agreement with Iogen LLC, which provides the Company with a license to certain rights to label, market, and resell the finished inventory and ongoing manufacturing of the Iogen molecular iodine technology for future product formulation development and commercialization. New formulation patents developed by the Company will be solely owned by the Company. The agreement gives the Company a perpetual, fully paid-up, exclusive license to make, have made, use, sell and offer for sale and import products.

Pursuant to the terms of the license, the Company must:

•Pay a fee for the exclusive license to the IP.

•Pay 30% of net profit associated with direct commercialization of an OTC product or 30% of net royalties received from any sub-licensee.

•Pay a royalty of 3% of net sales for the first 24 months of commercialization and 2% of net sales thereafter for a prescription iodine tablet developed and commercialized under the license.

•Pay a royalty of 3% of net sales for the first 12 months of commercialization for other products developed and commercialized under the license and 2% of net sales thereafter until expiration of applicable patents covering such products and 1% thereafter.

•Pay a fixed royalty fee for the protection and indemnification of licensed intellectual property right (“IP rights”) for the prescription product developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

•Pay a fixed royalty fee for the protection and indemnification of licensed IP rights for the other products utilizing the molecular iodine technology developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

The Company capitalized as intangible assets, the amount of $150,000 related to this agreement. As of April 30, 2016 and January 31, 2016, the balance, net of amortization, was $111,500 and $119,000, respectively. No royalties have been paid as of April 30, 2016.

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering (the “Offering”) in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million.  Pursuant to the terms of a convertible note previously issued, immediately prior to the closing of the Offering, the principal amount, and all accrued and unpaid interest converted into 182,266 shares of common stock.  Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase 1,081,081 shares of common stock from the Company at a price of $1.85 per share in a private placement (the “KIP private placement”) upon the earlier to occur of (i) the Company receiving revenues from Violet of $2,000,000 or (ii) receipt by the Company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the Company of its intention to complete the KIP private placement even if the Company’s stock price was not at least $3.70 per share. As of June 14, 2016, this private placement has not closed, and the Company is unable to predict if or when the private placement will close. As consideration for Ping Wang’s service as a director of the Company, 290,000 shares of the Company’s common stock were issued, of which 96,667 shares vested immediately and 193,333 shares will vest immediately upon completion of the $2.0 million purchase.

In December 2015, the Company sold 4,100,000 shares of common stock at a price per share of $1.43 resulting in net proceeds of $5.5 million in a private placement to investment vehicles of Franklin Advisers. For a period of 5 years, Franklin Advisers has the right to purchase up to an aggregate of 20% of the securities offered by the Company in any subsequent private placement.

In April 2016, the Company issued 3.6 million shares of common stock at a price per share of $1.195 per share resulting in net proceeds of approximately 3.6 million and warrants to purchase 1,952,000 shares of common stock in a public offering. These warrants have an exercise price of $1.20 and expire on April 1, 2021.  As of April 30, 2016, all of these warrants were outstanding.

Series A Preferred Stock

During 2014, the Company entered into subscription agreements for the private placement of 4,207,987 shares of its Series A preferred stock and warrants to purchase 2,042,589 shares of common stock at an exercise price of $3.70 per share. In connection with the uplisting to the NYSE MKT, the Series A preferred stock, including accrued and unpaid interest, converted into 4,319,426 shares of common stock. The warrant exercise agreements included a provision such that if the public offering price related to the Offering was less than $3.125 per share, then immediately prior to the closing of the Offering, additional shares of common stock would be issued at no additional consideration to each holder equal to: (i) the product of (A) the difference between $2.50 per share and 80% of the public offering price and (B) such holder’s shares of common stock received pursuant to exercise of the amended warrants, divided by (ii) 80% of the public offering price in the Offering. Based on a public offering price of $2.75 per share, 77,006 shares of common stock were issued pursuant to this provision.

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred stock financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2016, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655. The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of 4 to 5 years and expected volatility of 85.9%. As of April 30, 2016, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

Warrants

In addition to the warrants issued in conjunction with the subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of April 30, 2016, all were outstanding. On May 14, 2014, the Company also issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance. These warrants are immediately exercisable, and in June 2015, a portion of the warrants were exercised for 54,054 shares of common stock. As of April 30, 2016, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the Offering completed in June 2015, warrants to purchase 109,091 shares of common stock were issued to the underwriters at the public offering price of $2.75. These warrants expire five years after the date of issuance. As of April 30, 2016, all of these warrants were outstanding.

In connection with the sale of common stock in April 2016, warrants to purchase 1,952,000 shares of common stock were issued at an exercise price of $1.20.  As of April 30, all of these warrants were outstanding.

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

The following table summarizes the Company’s stock option activities under the 2014 Plan:

	Available for Grant	Shares	Weighted Average Exercise Prices	Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Balance at January 31, 2016	350,875	2,704,608	$1.59	8.37	$1,343
Exercised	—	(54,333)	$0.33
Cancelled	87,500	(87,500)	$1.85
Outstanding at April 30, 2016	438,375	2,562,775	$1.61	8.42	$340
Vested and exercisable		1,102,934	$1.21	4.85	$235
Vested and expected to vest		2,365,955	$1.58	7.88	$333

Inducement Grants

The Company has also awarded inducement option grants to purchase common stock to new employees outside of the 2014 Plan as permitted under Section 711(a) of the NYSE MKT Company Guide. Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service. The following table summarizes the Company’s inducement grant stock option activities:

	Shares	Weighted Average Exercise Prices	Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at January 31, 2016 and April 30, 2016	660,000	$1.44	9.47	$—
Vested and exercisable	—	$—	—	$—
Vested and expected to vest	545,032	$1.44	9.47	$—

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2016:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Prices	Number Vested and Exercisable	Weighted Average Exercise Prices
$0.25 - $1.00	827,775	7.23	$0.41	575,900	$0.42
$1.01 - $1.67	1,264,000	9.49	$1.49	90,830	$1.48
$1.68 - $3.00	901,000	8.61	$2.32	436,204	$2.19
$3.01 - $3.25	230,000	9.08	$3.25	—	$—
	3,222,775	8.63	$1.57	1,102,934	$1.21

The total intrinsic value of employee stock options exercised during the three months ended April 30, 2016 and 2015 was $34,000 and $126,000, respectively.

8. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended
	April 30,
	2016	2015
Research and development	$76	$86
Sales and marketing	84	124
General and administrative	113	90

Total	$273	$300

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of April 30, 2016, total compensation costs related to unvested, but not yet recognized, stock-based awards were $2.4 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.88 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

There were no awards granted during the three months ended April 30, 2016. The following assumptions were used to calculate the estimated fair value of awards granted during the three months ended April 30, 2015:

April 30, 2015
Expected volatility	82.6%
Expected term in years	6.0
Risk-free interest rate	1.62% - 1.99%
Expected dividend yield	—

Expected Term

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method for estimating the expected term of the stock-based award, instead of historical exercise data.

Expected Volatility

The Company uses the historical volatility of the price of shares of common stock of selected public companies, including the Company’s stock price, in the biotechnology sector due to its limited trading history.

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes pricing method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Expected Dividend

The Company has never paid dividends on its shares of common stock and currently does not intend to do so and, accordingly, the dividend yield percentage is zero for all periods.

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

As of April 30, 2016 and January 31, 2016, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2011 to 2015 tax years remain open for examination by the federal and state authorities.

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

The following discussion is presented on a consolidated basis, and analyzes our financial condition and results of operations for the three months ended April 30, 2016 and 2015. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in women’s health and dermatology. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for molecular iodine (I2) and antibiotics.

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

Since inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014 and are expanding into retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States. We continue to pursue additional channel distribution expansion for VI2OLET to provide broader access to consumers. We are exploring commercial growth opportunities, which may include strategic partnerships with women’s health companies. To date, we have generated a de minimis amount of revenue from product sales while we focus on building market awareness for our product. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities. In June 2015, we raised net proceeds of $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.

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

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2016. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventory and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

As reflected in the accompanying condensed consolidated financial statements, the financial statements have been prepared assuming we will continue as a going concern. We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. Our ability to generate income in the short-run will depend greatly on the rate of adoption and ability to establish a sustainable market for VI2OLET. We plan to continue our research and development efforts for our products, which will require significant funding. If revenues fall short of expectations or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability.

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

We plan to increase working capital by managing our cash flows and expenses, securing financing and increasing revenue. We continue to pursue additional channel distribution expansion for VI2OLET to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We intend to raise additional funds through the issuance of equity securities. We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $100 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

As shown in the accompanying condensed consolidated financial statements, we have incurred a net loss available to common stockholders of $4.5 million and $3.6 million during the three months ended April 30, 2016 and 2015, respectively, and had an accumulated deficit of $30.7 million as of April 30, 2016. As of April 30, 2016, we had working capital of approximately $1.1 million. While we believe we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented.

Results of Operations

Three months ended April 30, 2016 and 2015

Revenue

Three months ended April 30,
2016	2015	Change	%
	(in thousands)
$33	$4	29	*

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. We shipped our first product to an online retailer in December 2014 and recognized our first revenue in January 2015. Revenues increased in the first quarter of fiscal year 2017 compared to the prior year period due to the expansion into retail pharmacies, specialty pharmacy and grocery chain outlet stores in the United States and increased adoption by consumers.

*Not meaningful.

Cost of Goods Sold

Three months ended April 30,
2016	2015	Change	%
	(in thousands)
$20	$9	$11	*

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, which began in January 2015, write-downs of excess and obsolete inventories and amortization of our intangible assets. The increase in cost of goods sold in the first quarter of fiscal year 2017 compared to the prior year period primarily related to the increase in recognized revenue related to our product.

*Not meaningful.

Research and Development Expenses

Three months ended April 30,
2016	2015	Change	%
	(in thousands)
$2,173	$1,076	$1,097	102%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $1.1 million for the first quarter of fiscal year 2017 compared to the prior year period primarily due to the increased cost of preclinical, clinical studies and consulting expenses. In the first quarter of fiscal year 2017, we commenced the Phase 2a clinical study for BPX01.

Sales and Marketing Expenses

Three months ended April 30,
2016	2015	Change	%
	(in thousands)
$1,107	$1,081	$26	2%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET. Sales and marketing expenses are expensed as incurred.

Sales and marketing expenses increased $26,000 for the first quarter of fiscal year 2017 compared to the prior year period primarily due to higher headcount, partially offset by lower consulting expenses.  To increase customer awareness, we launched a website called TheYearOfTheBoob.com, which includes informative articles and videos related to women’s health, as well as continued to promote awareness among medical professionals through our national physician sampling and trial program.

General and Administrative Expenses

Three months ended April 30,
2016	2015	Change	%
	(in thousands)
$1,193	$1,026	$167	16%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions.

General and administrative expenses increased $0.2 million for the first quarter of fiscal year 2017 compared to the prior year period primarily due to compliance costs of being a new publicly-traded company and legal and insurance expenses.

Other Income (Expense), net

Three months ended April 30,
2016	2015	Change	%
	(in thousands)
$1	$(436)	$437	*

*Not meaningful.

Other income in the first quarter of fiscal year 2017 included interest income earned on interest-bearing bank accounts. Other income and expenses in the first quarter of fiscal year 2016 primarily included an expense related to the modification of warrants and other miscellaneous items. The increase in other income (expense) for the first quarter of fiscal year 2017 compared to the prior year was primarily due to the expense recorded for the modification of warrants recorded in first quarter of the prior year.

Liquidity and Capital Resources

As of April 30, 2016, we had cash and cash equivalents of $4.0 million and working capital of $1.1 million. In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.

In addition, KIP has previously informed the company of its intention to complete the KIP private placement even if the Company’s stock price was not at least $3.70 per share. As of June 14, 2016, the KIP private placement has not closed, and we are unable to predict if or when the private placement will close.

Our primary capital requirements are to fund working capital, including the development of our products, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the three months ended April 30, 2016 was $3.6 million, which primarily resulted from a net loss of $4.5 million, partially offset by non-cash expense of $0.3 million and changes in operating assets and liabilities of $0.6 million. Changes in operating assets and liabilities were primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the three months ended April 30, 2015 was $2.2 million, which primarily resulted from a net loss of $3.6 million, partially offset by non-cash expense of $0.8 million and changes in operating assets and liabilities of $0.6 million.

Net cash provided by investing activities for the three months ended April 30, 2016 was $20,000, resulting from the reduction in restricted cash offset by the purchase of property and equipment. There were no investing activities for the three months ended April 30, 2015.

Net cash provided by financing activities for the three months ended April 30, 2016 was $3.6 million, which was due to approximately $3.6 million of net proceeds from the issuance of common stock and warrants to purchase common stock in our public offering and the exercise of stock options. Net cash provided by financing activities for the three months ended April 30, 2015 was $1.4 million, which was primarily due to proceeds from the exercise of stock options and warrants.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Form 10-K for the year ended January 31, 2016.

Changes in Internal Controls over Financial Reporting

During the first quarter of fiscal year 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. While VI2OLET has been on the market since December 2014 in online stores and drug, grocery and retail chains throughout the United States, we have never been profitable and, as of April 30, 2016, we had an accumulated deficit of $30.7 million and incurred net losses available to common stockholders of $4.5 million and $3.9 million in the three months ended April 30, 2016 and 2015, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three months ended April 30, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We incurred a net loss available to common stockholders of approximately $4.5 million and $3.9 million for the three months ended April 30, 2016 and 2015, respectively. At April 30, 2016, we had cash and cash equivalents of $4.0 million and significant liabilities and obligations. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time, even assuming KIP, an existing stockholder, purchases 1,081,081 shares of common stock from us at a price of $1.85 per share pursuant to a subscription agreement (the “subscription agreement”) dated October 24, 2014. Pursuant to the subscription agreement, KIP shall purchase shares in the KIP private placement upon the earlier to occur of (i) the company receiving revenues from Violet of $2,000,000 or (ii) receipt by the company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the company of its intention to complete the KIP private placement even if the company’s stock price was not at least $3.70 per share. The development of our business will require substantial additional capital in the future to commercialize our VI2OLET product and conduct research and develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of our equity or debt securities to fund our operations. We currently have no credit facility or committed sources of capital, other than the KIP private placement. If we do not complete the KIP private placement, we will need to obtain additional financing sooner than expected. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations. We are unable to predict when and if the KIP private placement will be closed and funds received.

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

The near-term growth of our product revenues heavily relies on VI2OLET. We launched our product in December 2014 in online stores and in drug, grocery and retail chains throughout the United States. We have devoted substantial resources to the development of VI2OLET. The success of our commercialization of VI2OLET is a key component of our business growth over the next few years. To successfully commercialize VI2OLET and commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we, as a company, have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are unable to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results and prospects would suffer.

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

Currently, we rely on one third-party manufacturer for our product manufacturing needs. UPM, a division of Gregory Pharmaceutical Holdings, Inc., manufactures solid dose iodine supplement tablets for VI2OLET. UPM is required by law to comply with the FDA’s regulations, including the cGMP regulations for dietary supplements. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, UPM is contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that UPM will so comply. Failure of UPM to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees.

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

We have significant NOL carryforwards available to reduce future taxable income, if any, for federal and California state income tax purposes. If not utilized, both the federal and California state NOL carryforwards will begin expiring in 2030. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Development and Commercialization of our Product Candidates and Regulatory Approval and other Legal Compliance Matters

Our only commercialized product, VI2OLET, is subject to regulation by U.S. regulatory authorities.

Our first and only commercialized product, launched in December 2014, is our women’s health dietary supplement distributed under the brand name “VI2OLET” iodine. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of VI2OLET is subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are or may be sold including non-governmental entities such as the National Advertising Division of the Council of Better Business Bureaus (“NAD”). NAD oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDC Act to the FTC or the FDA for further action, as appropriate.

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

In the case of our research-phase product candidate, BPX02, because it is a biological product, it may be difficult to characterize the clinically active component(s) by testing methods available in the laboratory, and some of the components of the finished product may be unknown. Therefore, to ensure product consistency, quality, and purity, we must ensure the manufacturing process remains substantially the same over time. The systems used to produce biological products can be sensitive to very minor changes in the manufacturing process. Small process differences can significantly affect the nature of the finished biological product, and more importantly, the way it functions in the body. We will have to tightly control the source and nature of starting materials, and consistently employ hundreds of process controls that assure predictable manufacturing outcomes. Our ability to ensure that the manufacturing process remains stable over time may be difficult to establish. In addition, for a novel biological product, there may be uncertainties regarding the size and design of the clinical trials to establish safety, efficacy, purity or potency, and there are no assurances that data generated in any clinical trials we might conduct will be acceptable to the FDA or foreign regulatory bodies to support marketing approval.

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

BPX01 is a topical formulation of minocycline (Solodyn), a previously approved oral antibiotic. Reliance on safety findings made by the FDA in approving Solodyn, the antibiotic we will reference in our NDA, could expedite the development program for our product candidates by decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. BPX01’s route of administration and dosage form, however, differs from Solodyn’s and, as a result, the FDA may not permit us to use this approach to regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards to obtain regulatory approval. In such case, the time and financial resources required to obtain FDA approval for BPX01, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, likely would increase substantially. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could prevent us from introducing our product candidates into the market prior to our competitors, which could harm our competitive position and prospects. Further, even if the FDA allows us to pursue the Section 505(b)(2) regulatory pathway, we cannot guarantee that it would ultimately lead to faster product development, and our product candidates may not receive the requisite approvals for commercialization.

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

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. In May 2016, our Chief Executive Officer resigned from the Company, and there is no guarantee we will be able to find his replacement on a timely basis or at all. We are highly dependent on our management and scientific personnel, including: our President and Secretary, Anja Krammer; our Executive Vice President of Research & Development, Kin F. Chan, PhD, our Chief Financial Officer, Greg Kitchener and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater and other resources, different risk profiles and longer histories in our industry than we do. They may also provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

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

Our strategy is to in-license and acquire product candidates and we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We are currently exploring commercial growth opportunities, which may include strategic partnerships with women’s health companies, but there is no guarantee that such opportunities will materialize. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

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

Currently, we maintain insurance coverage totaling $10 million against product liability claims, $5 million against damage to our property and equipment and $1 million in worker’s compensation coverage, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

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

We have identified material weaknesses in our internal control over financial reporting as of April 30, 2016 and 2015. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

Our accounting staff at January 31, 2015 consisted of an accounting manager and an interim controller who was working full-time during quarterly reporting periods. The limited staff did not allow for effective internal control over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP related to the accounting for warrants, convertible notes payable and convertible redeemable preferred stock, accounting for stock-based compensation and the recording of liabilities in the appropriate reporting period commensurate with our financial reporting requirements. As a result, adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with GAAP for the year ended December 31, 2014 and for the one-month transition period ended January 31, 2015. No post-close entries were recorded for the year ended January 31, 2016.

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

Even if we develop effective internal control over financial reporting, such controls may become inadequate due to changes in conditions or the degree of compliance with such policies or procedures may deteriorate, which could result in the discovery of additional material weaknesses and deficiencies. In any event, the process of determining whether our existing internal control over financial reporting is compliant with Section 404 of the Sarbanes-Oxley Act, or Section 404, and sufficiently effective requires the investment of substantial time and resources, including by our President and other members of our senior management. As a result, this process may divert internal resources and take a significant amount of time and effort to complete. In addition, we cannot predict the outcome of this process and whether we will need to implement remedial actions in order to establish effective controls over financial reporting. The determination of whether or not our internal controls are sufficient and any remedial actions required could result in us incurring additional costs that we did not anticipate, including the hiring of outside consultants. We may also fail to timely complete our evaluation, testing and any remediation required to comply with Section 404.

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

Continued operating losses and declines in our stock price may result in the loss of our exchange listing.

Our common stock currently trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stock price, market value and stockholders’ equity requirements. As a result of our operating losses in recent years and declining market price and stockholders’ equity, our continued eligibility for listing on the NYSE MKT may be subject to review and, if we are unable to satisfy the continued listing requirements of the NYSE MKT, our common stock may be subject to delisting. In the event of delisting, our stockholders may experience decreased liquidity.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 41% of our outstanding common stock as of April 30, 2016. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•                  delaying, deferring or preventing a change of control of us;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment vehicles of Franklin Advisers collectively hold approximately 17% of the aggregate voting power of the Company as of April 30, 2016, which includes warrants exercisable for 270,000 shares of common stock. Investment vehicles of Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock. Franklin Advisers could have considerable influence over matters such as approving a potential acquisition of us. Franklin Adviser’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” have a public float of less than $75 million and have annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On June 13, 2016, the Company’s board of directors appointed Anja Krammer, our President, Secretary and a director of the Company, as the Company’s Principal Executive Officer to fill the vacancy created by the recent resignation of James Pekarsky.  Ms. Krammer will sign reports and statements of the Company, including without limitation, the certifications required to be filed/furnished as exhibits to Forms 10-K and 10-Q, under the Exchange Act as the Principal Executive Officer. Ms. Krammer will not receive any additional compensation as a result of this designation.

Ms. Krammer, 48, has served as our President, Secretary and a director since January 2014. Since September 2011, she has served as the President, Secretary and director of BioPharmX, Inc. Ms. Krammer previously served as Chief Marketing Officer/Founder of MBI, Inc., a management consulting firm from January 1998 to December 2013. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture-backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing in the Itronix Division of Acterna Corporation, an optical communications company. Ms. Krammer’s other prior roles include serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the University of Paris—Sorbonne.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation

Date: June 14, 2016	By:	/s/ Anja Krammer
Anja Krammer
President and Director
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)