Form 10-Q
period 2016-07-31
BioPharmX Corp
filed 2016-09-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

As of August 31, 2016, there were outstanding 31,175,582 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$436	$4,039
Accounts receivable, net	1	7
Inventories	112	100
Prepaid expenses and other current assets	475	285
Total current assets	1,024	4,431

Property and equipment, net	204	216
Intangible assets, net	104	119
Other assets	50	50
Restricted cash	—	35
Total assets	$1,382	$4,851

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

Current liabilities:
Accounts payable	$3,416	$1,777
Accrued expenses and other current liabilities	998	795
Related party payables	104	225
Total current liabilities	4,518	2,797

Commitments and contingencies (Note 6)
Series A convertible redeemable preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 90,000,000 shares authorized; 28,881,351 and 25,208,684 shares issued and outstanding at July 31, 2016 and January 31, 2016, respectively	29	25
Additional paid-in capital	32,562	28,261
Accumulated equity deficit	(35,727)	(26,232)
Total stockholders’ (deficit) equity	(3,136)	2,054
Total liabilities, convertible redeemable preferred stock and stockholders’ (deficit) equity	$1,382	$4,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015

Revenues, net	$19	$5	$52	$9
Cost of goods sold	17	10	37	19
Gross margin (deficit)	2	(5)	15	(10)
Operating expenses:
Research and development	2,973	1,141	5,146	2,217
Sales and marketing	895	1,307	2,002	2,388
General and administrative	1,169	1,118	2,362	2,144
Total operating expenses	5,037	3,566	9,510	6,749
Loss from operations	(5,035)	(3,571)	(9,495)	(6,759)
Other income (expense), net	1	—	2	(436)
Loss before income taxes	(5,034)	(3,571)	(9,493)	(7,195)
Provision for income taxes	—	—	2	—
Net and comprehensive loss	(5,034)	(3,571)	(9,495)	(7,195)
Accretion on Series A convertible redeemable preferred stock	—	(79)	—	(202)
Deemed dividend on Series A convertible redeemable preferred stock	—	(85)	—	(201)
Net loss available to common stockholders	$(5,034)	$(3,735)	$(9,495)	$(7,598)
Basic and diluted net loss available to common stockholders per share	$(0.18)	$(0.24)	$(0.35)	$(0.56)
Shares used in computing basic and diluted net loss per share	28,674,000	15,443,000	27,459,000	13,616,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,495)	$(7,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	697	624
Expense related to modification of warrants	—	436
Depreciation expense	33	21
Amortization expense	15	15
Changes in assets and liabilities:
Accounts receivable	6	(32)
Inventories	(12)	(204)
Prepaid expenses and other assets	(190)	(175)
Accounts payable	1,639	2,177
Accrued expenses and other liabilities	203	563
Related party payables	(121)	8
Net cash used in operating activities	(7,225)	(3,762)

Cash flows from investing activities:
Change in restricted cash	35	—
Purchase of property and equipment	(21)	(13)
Net cash provided by (used in) investing activities	14	(13)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	3,583	7,821
Proceeds from exercises of stock options	25	25
Proceeds from exercises of common stock warrants	—	1,512
Proceeds from issuance of convertible notes payable	—	500
Net cash provided by financing activities	3,608	9,858

Net (decrease) increase in cash and cash equivalents	(3,603)	6,083
Cash and cash equivalents at beginning of period	4,039	1,305
Cash and cash equivalents at end of period	$436	$7,388

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

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In June 2015, the Company raised $7.8 million through the sale of its common stock in a public offering and concurrently completed an uplisting to the NYSE MKT. In December 2015 the Company raised net proceeds of $5.5 million in a private offering of its common stock and, in April 2016, it raised net proceeds of approximately $3.6 million from an issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, the Company raised net proceeds of approximately $1.4 million in a private offering of its common stock and $1.5 million through the sale of convertible promissory notes.

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2016 and January 31, 2016, and the Company’s results of operations and its cash flows for the three and six months ended July 31, 2016 and 2015.  The results for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for the year ending January 31, 2017 or any future period.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $59,000 and $313,000 for the three months ended July 31, 2016 and 2015, respectively.  Advertising expenses were approximately $278,000 and $549,000 for the six months ended July 31, 2016 and 2015, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding for the three and six months ended July 31, 2016 excludes 193,333 of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants and the assumed conversion of preferred stock are determined under the treasury stock method.

For the three months ended July 31, 2016 and 2015, approximately 10,002,000 and 4,837,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no significant changes in the Company’s significant accounting policies for the three months ended July 31, 2016, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. ASU No. 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services that are an output of the entity’s ordinary activities in exchange for consideration. The amendments in this update affect the guidance in ASU No. 2014-09 which is not yet effective. The amendments in this update also affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date of this update is the same as ASU No. 2014-09. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2016, the Company had cash and cash equivalents of $0.4 million and working capital deficit of $3.5 million. In August 2016, the Company raised net proceeds of approximately $2.9 million in a private offering of its common stock and sale of convertible promissory notes.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. The Company incurred a net loss available to common stockholders of $5.0 million and $3.7 million during the three months ended July 31, 2016 and 2015, respectively, and $9.5 million and $7.6 million during the six months ended July 31, 2016 and 2015, respectively, and had an accumulated deficit of $35.7 million as of July 31, 2016.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. To date, the Company has generated a de minimis amount of revenue from the sale of VI2OLET, its iodine dietary supplement. The Company continues its research and development efforts for its product candidates, which will require significant funding. If the Company is unable to obtain additional financing in the near-term, or if revenues fall short of expectations or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company.

The Company plans to increase working capital by managing its cash flows and expenses and raising additional capital through either private or public equity or debt financing. The Company also continues to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers.

There can be no assurance that such financing will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

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

As of July 31, 2016, the Company held $0.2 million in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

4. BALANCE SHEET DETAILS

	July 31, 2016	January 31, 2016
	(in thousands)
Inventories:
Work in process	$54	$18
Finished goods	17	28
Channel inventory	41	54
Total	$112	$100

5. RELATED-PARTY PAYABLES

Since the beginning of 2014, a portion of the compensation of the founding executives of the Company has been deferred and is included in the related party payables balance.  The deferred compensation is non-interest bearing and has periodically been repaid to these executives.  Related party payables as of July 31, 2016 and January 31, 2016 were approximately $104,000 and $225,000, respectively.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of July 31, 2016 (in thousands):

	Total	2017	2018	2019	2020	2021

Operating lease	$99	$99	$—	$—	$—	$—
Purchase commitment	1,368	316	263	263	263	263
Total	$1,467	$415	$263	$263	$263	$263

On August 23, 2013, the Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expires in November 2016. Rent expense for the three months ended July 31, 2016 and 2015 was approximately $86,000 and $94,000, respectively. Rent expense for each of the six months ended July 31, 2016 and 2015 was approximately $172,000.  The purchase commitment relates to the manufacturing of VI2OLET and is non-cancelable.

Legal Proceedings

The Company is not a party to any material legal proceeding that the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

Pursuant to the terms of the license, the Company must pay:

•      a fee for the exclusive license to the IP.

•      30% of net profit associated with direct commercialization of an OTC product or 30% of net royalties received from any sub-licensee.

•      a royalty of 3% of net sales for the first 24 months of commercialization and 2% of net sales thereafter for a prescription iodine tablet developed and commercialized under the license.

•      a royalty of 3% of net sales for the first 12 months of commercialization for other products developed and commercialized under the license and 2% of net sales thereafter until expiration of applicable patents covering such products and 1% thereafter.

•      a fixed royalty fee for the protection and indemnification of licensed intellectual property right (“IP rights”) for the prescription product developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

•      a fixed royalty fee for the protection and indemnification of licensed IP rights for the other products utilizing the molecular iodine technology developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

The Company capitalized as intangible assets, in the year ended December 31, 2013, the amount of $150,000 related to this agreement. As of July 31, 2016 and January 31, 2016, the balance, net of amortization, was approximately $104,000 and $119,000, respectively. No royalties have been paid as of July 31, 2016.

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million.  Pursuant to the terms of a convertible note previously issued, immediately prior to the closing of the offering, the principal amount and all accrued and unpaid interest converted into 182,266 shares of common stock.  Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase 1,081,081 shares of common stock from the Company at a price of $1.85 per share in a private placement (the “KIP private placement”) upon the earlier to occur of (i) the Company receiving revenues from Violet of $2,000,000 or (ii) receipt by the Company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the Company of its intention to complete the KIP private placement even if the Company’s stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and the Company does not expect the private placement to close. As consideration for Ping Wang’s service as a director of the Company (Wang is no longer a director of the Company), 290,000 shares of the Company’s common stock were issued, of which 96,667 shares vested immediately and 193,333 shares will vest immediately upon completion of the $2.0 million purchase.

In December 2015, the Company sold 4,100,000 shares of common stock at a price per share of $1.43 resulting in net proceeds of $5.5 million in a private placement to investment funds managed by Franklin Advisers. For a period of five years, Franklin Advisers has the right to purchase up to an aggregate of 20% of the securities offered by the Company in any subsequent private placement.

In April 2016, the Company issued 3,600,000 shares of common stock at a price per share of $1.195 resulting in net proceeds of approximately $3.6 million and warrants to purchase 1,952,000 shares of common stock in a public offering. These warrants have an exercise price of $1.20 per share and expire on April 1, 2021.  As of July 31, 2016, all of these warrants were outstanding.

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

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred stock financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2016, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of $1,411,655. The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of four to five years and expected volatility of 85.9%. As of July 31, 2016, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 17, 2016, all shares of Series A preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations.

Warrants

In addition to the warrants issued in conjunction with the Series A preferred stock subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of July 31, 2016, all were outstanding. On May 14, 2014, the Company also issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance. These warrants are immediately exercisable, and in June 2015, a portion of the warrants were exercised for 54,054 shares of common stock. As of July 31, 2016, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the offering completed in June 2015, warrants to purchase 109,091 shares of common stock were issued to the underwriters at the public offering price of $2.75. These warrants expire five years after the date of issuance. As of July 31, 2016, all of these warrants were outstanding.

In connection with the sale of common stock in April 2016, warrants to purchase 1,952,000 shares of common stock were issued at an exercise price of $1.20.  As of July 31, 2016, all of these warrants were outstanding.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan, or 2016 Plan, which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan, or 2014 Plan, which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan which were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in two to four years and expire ten years from the date of grant.  Under the 2016 Plan, 4,000,000 shares were reserved for issuance.  The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option activities under the Plans:

	Available for Grant	Shares	Weighted Average Exercise Prices	Remaining Contractual Life	Aggregate Intrinsic Value
					(in thousands)
Outstanding as of January 1, 2016	350,875	2,704,608	$1.59	8.37	$1,343
Exercised	—	(54,333)	$0.33
Cancelled	87,500	(87,500)	$1.85
Outstanding as of April 30 2016	438,375	2,562,775	$1.61	8.42	$340
Shares authorized for issuance	4,000,000	—
Granted	(2,635,000)	2,635,000	$0.64
Exercised	—	(18,334)	$0.35
Cancelled	358,416	(358,416)	$2.19
Expired upon termination of the 2014 Plan	(21,691)	—	$—
Outstanding as of July 31, 2016	2,140,100	4,821,025	$0.95	8.94	$502
Vested and exercisable		1,547,679	$1.12	7.68	$237
Vested and expected to vest		4,295,839	$0.97	8.85	$462

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

	Shares	Weighted Average Exercise Prices	Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at January 31, 2016, April 30, 2016 and July 31, 2016	660,000	$1.44	9.22	$—
Vested and exercisable	—	$—	—	$—
Vested and expected to vest	561,692	$1.44	9.22	$—

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2016:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$0.25 - $0.62	2,547,259	9.05	$0.54	781,418	$0.42
$0.63 - $1.00	887,100	9.56	$0.73	108,332	$0.96
$1.01 - $1.67	1,365,666	9.12	$1.52	209,890	$1.57
$1.68 - $3.00	636,000	8.12	$2.04	403,039	$2.06
$3.01 - $3.25	45,000	0.14	$3.25	45,000	$3.25
	5,481,025	8.97	$1.00	1,547,679	$1.12

The total intrinsic value of stock options exercised during the three and six months ended July 31, 2016 was approximately $5,000 and $39,000, respectively.  The total intrinsic value of stock options exercised during the three and six months ended July 31, 2015 was $1.2 million and $1.3 million, respectively.

8. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended July 31,		For the six months ended July 31,
	2016	2015	2016	2015
Research and development	$129	$39	$205	$125
Sales and marketing	98	83	182	207
General and administrative expenses	197	202	310	292
Total	$424	$324	$697	$624

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of July 31, 2016, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.76 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted during the three and six months ended July 31, 2016:

	For the three months ended July 31,		For the six months ended July 31,
	2016	2015	2016	2015
Expected volatility	97.0% - 98.6%	82.6%	97.0% - 98.6%	82.6%
Expected term in years	6.5	6.0	6.5	6.0
Risk-free interest rate	1.14% - 1.28%	1.71%	1.14% - 1.28%	1.62% - 1.71%
Expected dividend yield	—	—	—	—

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

As of July 31, 2016 and January 31, 2016, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2011 to 2015 tax years remain open for examination by the federal and state authorities.

10. SUBSEQUENT EVENTS

In August 2016, the Company (i) raised net proceeds of approximately $1.4 million in a private offering of 2,423,077 shares of its common stock at $0.65 per share and (ii) issued convertible promissory notes in the principal amount of $1.5 million. One convertible promissory note is secured, has a principal amount of $1.0 million and matures 36 months from the date of issuance if not earlier converted pursuant to the terms therein.  The secured note is convertible into shares of the Company’s common stock at a conversion rate of $0.80 per share and bears interest at a rate of 10% per year.  The secured note will automatically convert into shares of the Company’s common stock at the conversion price on the earlier of (a) the closing of a Qualified Financing Event, (b) the Maturity Date, or (c) a Liquidation Event, each as defined and as further described in the secured note.  In connection with the issuance of the secured note, the Company entered into a security agreement with the investor pursuant to which the investor was granted a security interest in substantially all assets of the Company.  The other convertible promissory note is unsecured, has a principal amount of $0.5 million and matures six months from the date of issuance if not earlier converted pursuant to the terms therein.  The unsecured note is convertible into shares of the Company’s common stock at a conversion rate of $0.80 per share and bears interest at a rate of 10% per year. The unsecured note will automatically convert into shares of the Company’s common stock at the conversion price on the earlier of (a) the Maturity Date, (b) the closing of a public offering of equity securities or securities convertible into equity securities or (c) a Liquidation Event, each as defined and as further described in the unsecured note.

In connection with the August 2016 private placements, the Company entered into a standstill agreement with certain investors in the common stock offering as well as a registration rights agreement with all investors in the common stock offering, and registration rights agreements with each of the holders of the convertible promissory notes.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and six months ended July 31, 2016 and 2015. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in dermatology and women’s health. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for molecular iodine (I2) and antibiotics.

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

Since inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014 and are expanding into retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States. We continue to pursue additional channel distribution expansion for VI2OLET by way of partnerships with women’s health companies to provide broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales while we focus on building market awareness for our product. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities. In June 2015, we raised net proceeds of $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering. In August 2016, we raised net proceeds of approximately $1.4 million in a private offering of our common stock and $1.5 million through the sale of convertible promissory notes.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2016, we had cash and cash equivalents of $0.4 million and working capital deficit of $3.5 million. In August 2016, we raised net proceeds of approximately $2.9 million in a private offering of our common stock and sale of convertible promissory notes.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible redeemable preferred stock and warrants. We incurred a net loss available to common stockholders of $5.0 million and $3.7 million during the three months ended July 31, 2016 and 2015, respectively, and $9.5 million and $7.6 million during the six months ended July 31, 2016 and 2015, respectively, and had an accumulated deficit of $35.7 million as of July 31, 2016.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue from the sale of VI2OLET, our iodine dietary supplement. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near-term, or if revenues fall short of expectations or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability.

We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers.

There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three and six months ended July 31, 2016 and 2015

Revenue

Three months ended July 31,				Six months ended July 31,
2016	2015	Change	%	2016	2015	Change	%
(in thousands)				($ in thousands)
$19	$5	$14	280%	$52	$9	$43	478%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. We shipped our first product to an online retailer in December 2014 and recognized our first revenue in January 2015. The increase in revenues in the first quarter and first six months of fiscal year 2017 compared to the prior year periods was due to the expansion into retail pharmacies, specialty pharmacy and grocery chain outlet stores in the United States and increased adoption by consumers.

Cost of Goods Sold

Three months ended July 31,				Six months ended July 31,
2016	2015	Change	%	2016	2015	Change	%
$17	$10	$7	70%	$37	$19	$18	95%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, which began in January 2015, write-downs of excess and obsolete inventories and amortization of our intangible assets. The increase in cost of goods sold in the first quarter and first six months of fiscal year 2017 compared to the prior year periods was primarily related to the increase in recognized revenue related to our product.

Research and Development Expenses

Three months ended July 31,				Six months ended July 31,
2016	2015	Change	%	2016	2015	Change	%
$2,973	$1,141	$1,832	161%	$5,146	$2,217	$2,929	132%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $1.8 million for the second quarter of fiscal year 2017 compared to the prior year period and $2.9 million for the first six months of fiscal year 2017 compared to the prior year period primarily due to the increased headcount-related costs, preclinical, clinical studies and consulting expenses. In the second quarter of fiscal year 2017, we completed the Phase 2a clinical study for BPX01, and in August 2016, began enrolling patients for the Phase 2b clinical study.

Sales and Marketing Expenses

Three months ended July 31,				Six months ended July 31,
2016	2015	Change	%	2016	2015	Change	%
$895	$1,307	$(412)	(32)%	$2,002	$2,388	$(386)	(16)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand, efforts related to promoting VI2OLET and the market development related to our acne drug, BPX01. Sales and marketing expenses are expensed as incurred.  Sales and marketing expenses decreased $412,000 for the second quarter of fiscal year 2017 compared to the prior year period and $386,000 from the first six months of fiscal year compared to the prior year period primarily due to decreased advertising and promotional activities related to VI2OLET, offset by higher costs related to the market development activities of BPX01.

General and Administrative Expenses

Three months ended July 31,				Six months ended July 31,
2016	2015	Change	%	2016	2015	Change	%
$1,169	$1,118	$51	5%	$2,362	$2,144	$218	10%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions.  General and administrative expenses increased $51,000 for the first quarter of fiscal year 2017 compared to the prior year period primarily due to higher legal costs.  General and administrative expenses increased $218,000 for the first six months of fiscal year 2017 compared to the prior year period primarily due to compliance costs of being a new publicly-traded company and legal and insurance expenses.

Other Income (Expense), net

Three months ended July 31,				Six months ended July 31,
2016	2015	Change	%	2016	2015	Change	%
$1	$—	$1	100%	$2	$(436)	$438	*

*Not meaningful.

Other income in the second quarter of fiscal year 2017 included interest income earned on interest-bearing bank accounts. The increase in other income (expense) for the first six months of fiscal year 2017 compared to the prior year was primarily due to the expense recorded for the modification of warrants recorded in first quarter of the prior year.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying unaudited consolidated financial statements for the six months ended July 31, 2016 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2016, we had cash and cash equivalents of $0.4 million and working capital deficit of $3.5 million. We will require significant additional financing in the near-term. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of approximately $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, we raised net proceeds of approximately $2.9 million in a private offering of our common stock and through the sale of convertible promissory notes.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the six months ended July 31, 2016 was $7.2 million, which primarily resulted from a net loss of $9.5 million, partially offset by non-cash expense of $0.7 million and changes in operating assets and liabilities of $1.6 million.  Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

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

Net cash provided by investing activities for the six months ended July 31, 2016 was $14,000, resulting from the reduction in restricted cash offset by the purchase of property and equipment.  Net cash used for investing activities for the six months ended July 31, 2015 was primarily for the purchase of capital assets.

Net cash provided by financing activities for the six months ended July 31, 2016 was $3.6 million, which was due to the approximately $3.6 million of net proceeds from the issuance of common stock and warrants to purchase common stock in our public offering and the exercise of stock options.

Net cash provided by financing activities for the six months ended July 31, 2015 was $9.9 million, which was primarily due to the $7.8 million of net proceeds from the sale of common stock in our public offering, $1.5 million from the exercise of stock options and warrants and $0.5 million from the issuance of a convertible note.

We plan to increase working capital by managing cash flows and expenses and raising additional capital through either private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers.

If we are unable to obtain additional funding to support our current operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing clinical trials or other development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than the KIP private placement, which we do not expect to close.  We are reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

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

Changes in Internal Controls over Financial Reporting

During the second quarter of fiscal year 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of July 31, 2016, we had an accumulated deficit of $35.7 million and incurred net losses available to common stockholders of $5.0 million and $3.7 million in the three months ended July 31, 2016 and 2015, respectively, and $9.5 million and $7.6 million in the six months ended July 31, 2016 and 2015, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss available to common stockholders of approximately $5.0 million and $3.7 million for the three months ended July 31, 2016 and 2015, respectively, and approximately $9.5 million and $7.6 million for the six months ended July 31, 2016 and 2015, respectively. At July 31, 2016, we had cash and cash equivalents of $0.4 million and significant liabilities and obligations. In August 2016, we raised net proceeds of approximately $2.9 million in a private offering of our common stock and through the sale of convertible promissory notes. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

The development of our business will require substantial additional capital in the future to conduct research and develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of our equity or debt securities to fund our operations. We currently have no credit facility or committed sources of capital, other than the KIP private placement, which we do not expect to close. If we do not complete the KIP private placement, we will need to obtain additional financing sooner than expected. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and six months ended July 31, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

Given the passage of time since we entered into the subscription agreement for the sale of shares to KIP, it appears doubtful that the private placement will close, and therefore, we may not receive the proceeds from this sale.

Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase 1,081,081 shares of common stock from us at a price of $1.85 per share in a private placement (the “KIP private placement”) upon the earlier to occur of (i) our receiving revenues from VI2OLET of $2,000,000 or (ii) our receipt of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP previously informed us of its intention to complete the KIP private placement even if our stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and we do not expect the placement to close. As a consequence, we may not receive the proceeds from this sale and will need to instead rely upon other financing sources to support our operations.

We currently have limited marketing and sales capabilities. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

To successfully commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we, as a company, have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are unable to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results and prospects would suffer.

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

Risks Related to Development and Commercialization of our Product Candidates and Regulatory Approval and other Legal Compliance Matters

We rely on a single, qualified supplier to manufacture each of our products or product candidates.

We rely on one third-party manufacturer for our product and product candidate manufacturing needs. Currently, we engage with DPT Laboratories, Ltd. (DPT), a subsidiary of Mylan N.V., as our clinical Phase 2 contract manufacturer for BPX01.  UPM, a division of Gregory Pharmaceutical Holdings, Inc., manufactures solid dose iodine supplement tablets for VI2OLET.

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the cGMP regulations for dietary supplements. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, we cannot guarantee that each of our manufacturing partners will so comply. Failure of either manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees.

Our manufacturing contracts are short-term agreements. We are dependent upon renewing agreements with each of our third-party manufacturers or finding replacement manufacturers to satisfy our requirements. If we do not renew our agreement with our manufacturing partners, there can be no assurance that we will be able to find or engage a replacement manufacturer on a timely basis, on acceptable terms, or at all. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on commercially reasonable or acceptable terms. Further, due to the short-term nature of our agreement, our expenses for manufacturing are not fixed and may change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.

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

To gain approval to market a new drug such as BPX01 or BPX03, or a new biological product such as BPX02, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon whether the “per protocol” (PP) analysis is used to report data results or whether the “intent-to-treat” (ITT) approach is used. For example, we reported that findings from our Phase 2a safety study of BPX01 in the per protocol population showed the BPX01 topical gel formulation of minocycline eliminated more than 90% of acne-causing bacteria after four weeks, a statistically significant difference from the reduction with the vehicle control.  However, the findings from this same Phase 2a study using the intent-to-treat approach showed, due to several protocol deviations by study participants during the course of the study, that the difference between the mean logarithmic reduction of 0.95 for the BPX01 arm compared to 0.74 for the vehicle control at week 4 of the study was not statistically significant.  Nevertheless, we believe the per protocol analysis is more applicable because it envisages determining the biological effect of BPX01 and eliminates data relating to study participants that did not adhere to the trial protocol.  Further, for example, Phase 2 studies may be conducted in populations that may differ from those in Phase 3 trials and may be conducted using endpoints or measures that differ from those used in later clinical trials. For example, the Phase 2 trial of BPX03 conducted by the prior sponsor used the Lewin pain scale, which was not a validated patient-reported outcome instrument, or PRO, and which the FDA suggested not be used to assess the primary efficacy endpoint in Phase 3 trials. In addition, despite positive results from the Phase 2 trial of BPX03 comparing the 3.0 mg and 6.0 mg doses to the 1.5 mg dose and placebo on the Lewin pain scale, a Phase 3 clinical trial for BPX03, was not completed due to insufficient funds of the prior sponsor and did not meet any of its primary or secondary efficacy endpoints. Accordingly, regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful.

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

• require a Risk Evaluation and Mitigation Strategy, or REMS, with monitoring requirements or distribution limitations. For example, it is possible that the FDA could require distribution controls in the approval, if any, of our product candidates to prevent inadvertent exposure to pregnant women;

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

We may not be able to initiate or continue clinical trials for BPX01, BPX03 or other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as BPX01 and BPX03, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We are currently developing one product candidate, BPX01, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway, and may decide to seek FDA approval for other early-phase products through the Section 505(b)(2) regulatory pathway in the future. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

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

Furthermore, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. As part of any NDA we would submit to the FDA for BPX01, we would be required to make certifications to all patents listed in the Orange Book for Solodyn, the listed drug we intend to reference in our NDA. There are currently five patents listed in the Orange Book for Solodyn. If we make a Paragraph IV certification to any of the patents listed in the Orange Book, those patent certifications may give rise to patent litigation and mandatory delays in approval of our NDA for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

We have limited experience in the conduct of clinical trials and have never obtained approval of any product candidates, and may be unable to do so successfully.

As a company, we have limited experience in conducting clinical trials or progressing a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that planned clinical trials will begin or conclude on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, CROs and/or consultants. Any performance failure on the part of such third parties could delay clinical development or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of dermatological and women’s health—related issues have received limited or no reimbursement coverage by insurers and, accordingly, coverage for BPX03 and BPX01, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Competitors in the fields of women’s health and dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne and iodine for breast health and because BPX01 and VI2OLET represent forms of such therapies, respectively, the patent protection available for BPX01 and VI2OLET may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

Risks Related to Our Common Stock

Our stock may be delisted from NYSE MKT, which could affect its market price and liquidity.

Our common stock currently trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On July 20, 2016, we received a staff deficiency notice from the NYSE MKT that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE MKT Company Guide.  We reported stockholders’ equity of $1.4 million as of April 30, 2016 and net losses in our five most recent fiscal years ended January 31, 2016.  The continued listing standards for a NYSE MKT issuer are as follows:

•      Stockholders’ equity of $2.0 million or more if the issuer has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years;

•      Stockholders’ equity of $4.0 million or more if the issuer has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years; and

•      Stockholders’ equity of $6.0 million or more if the issuer has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE MKT continued listing standards by January 20, 2018.  We submitted such a plan and it is currently under review by the NYSE MKT staff. While we are exercising diligent efforts to maintain the listing of our common stock on NYSE MKT, there is no assurance that NYSE MKT staff will accept our proposed plan to regain compliance, or if the plan is accepted, that we will be able to achieve the plan and regain and maintain compliance with NYSE MKT listing standards.  If the NYSE MKT staff does not approve our plan, our common stock will be subject to NYSE MKT’s suspension and delisting procedures.  If delisting proceedings were commenced, NYSE MKT rules permit us to appeal a staff delisting determination.  If the plan is accepted, we will be subject to periodic reviews and continued compliance with the plan.  If the plan is accepted, our common stock will continue to be listed and traded on NYSE MKT during the plan period, subject to our compliance with NYSE MKT’s other applicable continued listing standards.  If we are not in compliance with the continued listing standards as of January 20, 2018, or we do not make progress consistent with the plan, NYSE MKT staff may initiate delisting procedures.

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE MKT may be subject to further review and, if we are unable to satisfy the continued listing requirements of the NYSE MKT, our common stock could be subject to delisting.  In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline.  Delisting may also impair our ability to raise capital.

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

We have identified material weaknesses in our internal control over financial reporting as of July 31, 2016 and 2015. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

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

As of the date of this report, we have not remediated these material weaknesses. Subsequent to January 31, 2015, we have hired a controller, who is a certified public accountant, and a Chief Financial Officer. Both have public company experience. To better manage our internal systems and controls, effective beginning the third fiscal quarter of 2016, we implemented an enterprise resource planning system throughout the company. We are continuing to adopt and implement written policies and procedures for accounting and financial reporting. We plan to hire additional qualified personnel to address inadequate segregation of duties, although the timing of such hires is largely dependent on our securing additional financing to cover such costs. The implementation of these initiatives may not fully address any material weakness or other deficiencies that we may have in our internal control over financial reporting.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 38% of our outstanding common stock as of July 31, 2016. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•                  delaying, deferring or preventing a change of control of us;

•                  impeding a merger, consolidation, takeover or other business combination involving us; or

•                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment funds managed by Franklin Advisers collectively hold approximately 17% of the aggregate voting power of the Company as of July 31, 2016, which includes warrants exercisable for 270,000 shares of common stock. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock. Franklin Advisers could have considerable influence over matters such as approving a potential acquisition of us. Franklin Adviser’s investment in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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
4.1

Standstill Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 18, 2016).

4.2

Registration Rights Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed August 18, 2016).

4.3	Secured Convertible Promissory Note, dated August 17, 2016, issued to RTW Master Fund, LTD (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed August 18, 2016).
4.4

Registration Rights Agreement, dated August 17, 2016, by and between BioPharmX Corporation and RTW Master Fund, LTD (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed August 18, 2016).

4.5

Convertible Promissory Note, dated August 24, 2016, issued to Xiao Dong Hua (incorporated by reference from the form of Convertible Promissory Note included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 18, 2016).

4.6

Registration Rights Agreement, dated August 24, 2016, by and between BioPharmX Corporation and Xiao Dong Hua (incorporated by reference from the form of Registration Rights Agreement included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 18, 2016).

10.1

Purchase Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.2

Letter Agreement, dated August 12, 2016, by and among BioPharmX Corporation, Franklin Strategic Series — Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds — Franklin Biotechnology Discovery Fund (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.3

Security Agreement, dated August 17, 2016, by and between BioPharmX Corporation and RTW Master Fund, LTD (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.4

Subscription Agreement, dated August 17, 2016, by and between BioPharmX Corporation and Xiao Dong Hua (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.5

Subscription Agreement, dated August 17, 2016, by and between BioPharmX Corporation and RTW Master Fund, LTD (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 18, 2016).

31.1

Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation
Date: September 14, 2016
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1

Standstill Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed August 18, 2016).

4.2

Registration Rights Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed August 18, 2016).

4.3	Secured Convertible Promissory Note, dated August 17, 2016, issued to RTW Master Fund, LTD (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed August 18, 2016).
4.4

Registration Rights Agreement, dated August 17, 2016, by and between BioPharmX Corporation and RTW Master Fund, LTD (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed August 18, 2016).

4.5

Convertible Promissory Note, dated August 24, 2016, issued to Xiao Dong Hua (incorporated by reference from the form of Convertible Promissory Note included as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on August 18, 2016).

4.6

Registration Rights Agreement, dated August 24, 2016, by and between BioPharmX Corporation and Xiao Dong Hua (incorporated by reference from the form of Registration Rights Agreement included as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 18, 2016).

10.1

Purchase Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.2

Letter Agreement, dated August 12, 2016, by and among BioPharmX Corporation, Franklin Strategic Series — Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds — Franklin Biotechnology Discovery Fund (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.3

Security Agreement, dated August 17, 2016, by and between BioPharmX Corporation and RTW Master Fund, LTD (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.4

Subscription Agreement, dated August 17, 2016, by and between BioPharmX Corporation and Xiao Dong Hua (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed August 18, 2016).

10.5

Subscription Agreement, dated August 17, 2016, by and between BioPharmX Corporation and RTW Master Fund, LTD (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed August 18, 2016).

31.1

Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document