Form 10-Q
period 2016-10-31
BioPharmX Corp
filed 2016-12-13
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of December 9, 2016, there were outstanding 67,719,577 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$468	$4,039
Accounts receivable, net	7	7
Inventories	77	100
Prepaid expenses and other current assets	742	285
Total current assets	1,294	4,431

Property and equipment, net	185	216
Intangible assets, net	97	119
Other assets	50	50
Restricted cash	—	35
Total assets	$1,626	$4,851

Liabilities, Convertible Preferred Stock and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable	$2,835	$1,777
Accrued expenses and other current liabilities	2,080	795
Related party payables	104	225
Convertible notes payable, net	476	—
Total current liabilities	5,495	2,797

Long-term liabilities:
Convertible notes payable, net	937	—
Warrant liability	232	—
Total liabilities	6,664	2,797
Commitments and contingencies (Note 6)
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	—	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 90,000,000 shares authorized; 32,912,761 and 25,208,684 shares issued and outstanding as of October 31, 2016 and January 31, 2016 respectively	33	25
Additional paid-in capital	34,534	28,261
Accumulated deficit	(39,605)	(26,232)
Total stockholders' (deficit) equity	(5,038)	2,054

Total liabilities, convertible preferred stock and stockholders' (deficit) equity	$1,626	$4,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenues, net	$33	$20	$85	$29
Cost of goods sold	28	19	65	38
Gross margin (deficit)	5	1	20	(9)
Operating expenses:
Research and development	2,487	1,649	7,633	3,866
Sales and marketing	529	1,270	2,531	3,658
General and administrative	1,154	930	3,516	3,074
Total operating expenses	4,170	3,849	13,680	10,598

Loss from operations	(4,165)	(3,848)	(13,660)	(10,607)

Other expense, net	(47)	—	(45)	(436)
Change in fair value of warrant liability	334	—	334	—
Loss before income taxes	(3,878)	(3,848)	(13,371)	(11,043)
Provision for income taxes	—	2	2	2
Net loss and comprehensive loss	(3,878)	(3,850)	(13,373)	(11,045)

Accretion on Series A convertible preferred stock	—	—	—	(202)
Deemed dividend on Series A convertible preferred stock	—	—	—	(201)
Net loss available to common stockholders	$(3,878)	$(3,850)	$(13,373)	$(11,448)

Basic and diluted net loss available to common stockholders per share	$(0.12)	$(0.18)	$(0.47)	$(0.71)

Shares used in computing basic and diluted net loss per share	31,253,000	21,037,000	28,737,000	16,109,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,373)	$(11,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,044	866
Expense related to modification of warrants	—	436
Depreciation expense	51	36
Amortization expense	22	22
Non-cash interest expense	16	—
Change in fair value of warrant liability	(334)	—
Changes in assets and liabilities:
Accounts receivable	—	(8)
Inventories	23	(176)
Prepaid expenses and other assets	(185)	(40)
Accounts payable	1,058	609
Accrued expenses and other liabilities	1,013	370
Related party payables	(121)	(49)
Net cash used in operating activities	(10,786)	(8,979)
Cash flows from investing activities:
Change in restricted cash	35	—
Purchases of property and equipment	(20)	(26)
Net cash provided by (used in) investing activities	15	(26)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	5,675	7,821
Proceeds from exercises of stock options	41	48
Proceeds from exercises of common stock warrants	—	1,512
Proceeds from issuance of convertible notes payable, net	1,484	500
Net cash provided by financing activities	7,200	9,881
Net (decrease) increase in cash and cash equivalents	(3,571)	876
Cash and cash equivalents at beginning of period	4,039	1,305
Cash and cash equivalents at end of period	$468	$2,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in dermatology and women’s health. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. The Company believes these approaches may reduce drug development risk and could reduce the time and resources it spends during development.  Its current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In June 2015, the Company raised net proceeds of $7.8 million through the sale of its common stock in a public offering and concurrently completed an uplisting to the NYSE MKT. In December 2015 the Company raised net proceeds of $5.5 million in a private offering of its common stock and, in April 2016, it raised net proceeds of $3.6 million from an issuance of common stock and warrants to purchase common stock in a public offering.    In August 2016, the Company raised net proceeds of $1.3 million in a private offering of its common stock and $1.5 million through the sale of convertible promissory notes.  In September 2016, the Company raised net proceeds of $0.8 million in a registered direct offering.  In November 2016, the Company raised net proceeds of $11.7 million,  after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company, from a public offering of common stock, preferred stock and warrants to purchase common stock in a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company.

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the

Company’s statement of financial position as of October 31, 2016 and January 31, 2016, and the Company’s results of operations and its cash flows for the three and nine months ended October 31, 2016 and 2015.  The results for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the year ending January 31, 2017 or any future period.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $32,000 and $312,000 for the three months ended October 31, 2016 and 2015, respectively.  Advertising expenses were approximately $310,000 and $861,000 for the nine months ended October 31, 2016 and 2015, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding for the three and nine months ended October 31, 2016 excludes 193,333 shares of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants, convertible promissory notes and the assumed conversion of preferred stock are determined under the treasury stock method.

For the three and nine months ended October 31, 2016 and 2015, approximately 12,860,000 and 5,454,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Convertible Notes Payable

The Company has issued convertible notes that have conversion prices which results in an embedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature is recorded as a debt discount with the corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the convertible notes using the effective interest method.

Warrant Liability

The Company accounts for certain of its warrants as derivative liabilities based on provisions relating to cash settlement options.  The Company records a liability for the fair value of the warrants at the time of issuance, and at each reporting date the warrant is revalued to the instrument’s fair value. The fair value of the warrant is estimated using the Black-Scholes pricing model. This liability is subject to fair value re-measurement until the warrants are exercised or expired, and any change in fair value is recognized as other income or expense in the condensed consolidated statement of operations and comprehensive loss.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. There have been no significant changes in the Company’s significant accounting policies for the three months ended October 31, 2016, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2016, the Company had cash and cash equivalents of $0.5 million and a  working capital deficit of $4.2 million. In November 2016, the Company raised net proceeds of $11.7 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company, from a public offering of common stock, preferred stock and warrants to purchase common stock. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, preferred stock and warrants. The Company incurred a net loss available to common stockholders of $3.9 million for each of the three months ended October 31, 2016 and 2015, and $13.4 million and $11.4 million during the nine months ended October 31, 2016 and 2015, respectively, and had an accumulated deficit of $39.6 million as of October 31, 2016.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. To date, the Company has generated a de minimis amount of revenue. The Company continues its research and development efforts for its product candidates, which will require significant funding. If the Company is unable to obtain additional financing in the future, or if revenues fall short of expectations or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company.    The Company plans to increase working capital by managing its cash flows and expenses and raising additional capital through either private or public equity or debt financing. There can be no assurance that such financing will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

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

As of October 31, 2016, the Company held $0.2 million in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as  a  Level 3 liability, as the Company uses unobservable inputs to value it.    The table below presents the activity within Level 3 of the fair value hierachy (in thousands):

Warrant Liability

Balance as of July 31, 2016	$—
Fair value of warrants issued	566
Change in fair value of warrants	(334)
Balance as of October 31, 2016	$232

4. BALANCE SHEET DETAILS

	October 31,	January 31,
	2016	2016
	(in thousands)
Inventories:
Work in process	$44	$18
Finished goods	14	28
Channel inventory	19	54
	$77	$100

5. RELATED-PARTY PAYABLES

Since the beginning of 2014, a portion of the compensation of the founding executives of the Company has been deferred and is included in the related party payables balance.  The deferred compensation is non-interest bearing and has periodically been repaid to these executives.  Related party payables as of October 31, 2016 and January 31, 2016 were approximately $104,000 and $225,000, respectively.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of October 31, 2016 (in thousands):

	Total	2017		2018	2019	2020	2021

Operating lease	$25	$		$—	$—	$—	$—
Purchase commitment	1,368		316	263	263	263	263

Total	$1,393		$341	$263	$263	$263	$263

On August 23, 2013, Company signed a lease for 10,800 square feet of office and laboratory space in Menlo Park, California. The lease expired in November 2016. The Company has identified a comparable replacement space in Menlo Park, which it believes is suitable for its needed. Rent expense for the three months ended October 31, 2016 and 2015 was approximately $86,000 and $94,000, respectively. Rent expense for the nine months ended October 31, 2016 and 2015 was approximately $259,000 and $266,000, respectively. The purchase commitment relates to the manufacturing of VI2OLET and is non-cancelable.

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

The Company capitalized as intangible assets, in the year ended December 31, 2013, the amount of $150,000 related to this agreement. As of October 31, 2016 and January 31, 2016, the balance, net of amortization, was approximately $97,000 and $119,000, respectively. No royalties have been paid as of October 31, 2016.

7. CONVERTIBLE NOTES PAYABLE

On August 17, 2016, the Company issued a secured convertible promissory note (the “Secured Note”) in the principal amount of $1.0 million.  The Secured Note included a term to maturity of 36 months and an interest rate of 10% per annum.  On August 17, 2016, the Company issued an unsecured convertible promissory note (the “Unsecured Note”) in the principal amount of $0.5 million.  The Unsecured Note included a term to maturity of 6 months and an interest rate of 10% per annum.  Both the Secured Note and Unsecured Notes (together, the “Notes”) were convertible into the Company’s common stock at a conversion price of $0.80 per share.  Upon issuance of the Notes, debt discounts of approximately $88,000 resulting from a beneficial conversion feature and debt issuance costs of approximately $16,000 were recorded and are being amortized to interest expense over the life of the Notes.  For the three months ended October 31, 2016, interest expense related to these debt discounts and issuance costs were approximately $16,000.  Accrued interest was approximately $30,000 as of October 31, 2016.

Pursuant to the conversion features included in the Notes, the Notes’ principal amount and unpaid accrued interest automatically converted into 1,926,711 shares of common stock immediately prior to the completion of the Company’s public offering on November 28, 2016.

8. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million. Pursuant to the terms of a convertible note previously issued, immediately prior to the closing of the offering, the principal amount and all accrued and unpaid interest converted into 182,266 shares of common stock.  Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase 1,081,081 shares of common stock from the Company at a price of $1.85 per share in a private placement (the “KIP private placement”) upon the earlier to occur of (i) the Company receiving revenues from VI2OLET of $2,000,000 or (ii) receipt by the Company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the Company of its intention to complete the KIP private placement even if the Company’s stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and the Company does not expect the private placement to close. As consideration for Ping Wang’s service as a director of the Company (Wang is no longer a director of the Company), 290,000 shares of the Company’s common stock were issued, of which 96,667 shares vested immediately and 193,333 shares will vest immediately upon completion of the $2.0 million purchase. The Company does not expect these shares to vest.

In December 2015, the Company sold 4,100,000 shares of common stock at a price per share of $1.43 resulting in net proceeds of $5.5 million in a private placement to investment funds managed by Franklin Advisers. For a period of five years, Franklin Advisers has the right to purchase up to an aggregate of 20% of the securities offered by the Company in any subsequent private placement.

In April 2016, the Company issued 3,600,000 shares of common stock at a price per share of $1.195 resulting in net proceeds of $3.6 million and warrants to purchase 1,952,000  shares of common stock in a public offering. These warrants have an exercise price of $1.20 per share and expire on April 1, 2021. As of October 31, 2016, all of these warrants were outstanding.

In August 2016, the Company issued 2,423,077 shares of common stock at a price per share of $0.65 resulting in net proceeds of $1.3 million in a private offering.

In September 2016, the Company issued 1,550,000 shares of common stock at a price per share of $0.60 resulting in net proceeds of $0.8 million and warrants to purchase 1,286,501 shares of common stock in a registered direct offering.  These warrants have an exercise price of $0.80 per share and expire in five years. As of October 31, 2016, all of these warrants were outstanding.

In November 2016, the Company issued 31,489,429 shares of common stock at a price per share of $0.35, 1,515 shares of preferred stock at a price per share of $1,000 and warrants to purchase 31,301,511 shares of common stock in a public offering resulting in net proceeds of $11.7 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company. In December 2016, the underwriters exercised their option to purchase an additional 1,390,676 shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company. These warrants have an exercise price of $0.35 and expire in seven years from the date of exercisability.

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

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred stock financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2016, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of  $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of four to five years and expected volatility of 85.9%.  As of October 31, 2016, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 17, 2016, all shares of Series A preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations.

Warrants

In addition to the warrants issued in conjunction with the Series A preferred stock subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of October 31, 2016, all were outstanding. On May 14, 2014, the Company also issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance and are immediately exercisable. In June 2015, a portion of the warrants were exercised for 54,054 shares of common stock and as of October 31, 2016, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the offering completed in June 2015, warrants to purchase 109,091 shares of common stock were issued to the underwriters at the public offering price of $2.75.  These warrants expire five years after the date of issuance.  As of October 31, 2016, all of these warrants were outstanding.

In connection with the sale of common stock in April 2016, warrants to purchase 1,952,000 shares of common stock were issued at an exercise price of $1.20.  As of October 31, 2016, all of these warrants were outstanding.

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.80.  As of October 31, 2016, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  The Company used the Black-Scholes pricing model to value the warrant liability with the following assumptions: risk-

free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%. At the time of issuance, approximately $566,000 was recorded as warrant liability.  As of October 31, 2016, the fair value of the warrant liability was approximately $232,000 and was included as a long-term liability.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan, or 2016 Plan, which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan, or 2014 Plan, which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in two to four years and expire ten years from the date of grant.  Under the 2016 Plan, 4,000,000 shares were reserved for issuance.  The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
	Available		Average	Remaining	Aggregate
	for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Outstanding as of January 1, 2016	350,875	2,704,608	$1.59	8.37	$1,343
Exercised	—	(54,333)	$0.33
Cancelled	87,500	(87,500)	$1.85
Outstanding as of April 30 2016	438,375	2,562,775	$1.61	8.42	$340
Shares authorized for issuance	4,000,000	—
Granted	(2,635,000)	2,635,000	$0.64
Exercised	—	(18,334)	$0.35
Cancelled	358,416	(358,416)	$2.19
Expired upon termination of the 2014 Plan	(21,691)	—	$—
Outstanding as of July 31, 2016	2,140,100	4,821,025	$0.95	8.94	$502
Granted	(99,054)	99,054	$0.85
Exercised	—	(58,333)	$0.28
Cancelled (2014 Plan)	—	(220,211)	$1.65
Cancelled (2016 Plan)	162,166	(162,166)	$0.62
Outstanding as of October 31, 2016	2,203,212	4,479,369	$0.93	8.59	$13
Vested and exercisable		1,762,236	$1.06	7.47	$10
Vested and expected to vest		3,760,321	$0.95	8.43	$13

Inducement Grants

The Company has also awarded inducement option grants to purchase common stock to new employees outside of the 2016 Plan as permitted under Section 711(a) of the NYSE MKT Company Guide. Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.  The following table summarizes the Company’s inducement grant stock option activities:

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of January 31, 2016, April 30, 2016, July 31 2016 and October 31, 2016	660,000	$1.44	8.97	$—
Vested and exercisable	124,791	$1.41	8.85	$—
Vested and expected to vest	514,561	$1.44	8.96	$—

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2016:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.25 - $0.62	2,320,842	8.89	$0.54	855,190	$0.45
$0.63 - $1.00	944,154	8.68	$0.74	243,636	$0.90
$1.01 - $1.67	1,267,332	8.65	$1.51	358,538	$1.52
$1.68 - $3.00	607,041	7.59	$2.04	429,663	$2.07
	5,139,369	8.64	$0.99	1,887,027	$1.08

The total intrinsic value of stock options exercised during the three and nine months ended October 31, 2016 was approximately $26,000 and $65,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended October 31, 2015 was approximately $72,000 and $1.4 million, respectively.

9. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Research and development	$87	$38	$292	$163
Sales and marketing	65	93	247	300
General and administrative	195	111	505	403
Total	$347	$242	$1,044	$866

The Company estimates the fair value of stock options granted using  the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of October 31, 2016, total compensation costs related to unvested, but not yet recognized, stock-based awards was $1.9 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.63 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted during the three and nine months ended October 31, 2016:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Expected volatility	96.8%	81.3% - 82.2%	96.8% - 98.6%	81.3% - 82.6%
Expected term in years	5.0 - 6.0	6.0	5.0 - 6.5	6.0
Risk-free interest rate	1.12% - 1.32%	1.57% - 2.14%	1.12% - 1.32%	1.57% - 2.14%
Expected dividend yield	—	—	—	—

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

Risk-Free Interest Rate

The Company bases the risk-free interest rate used in the Black-Scholes pricing model upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Expected Dividend

The Company has never paid dividends on its shares of common stock and currently does not intend to do so and, accordingly, the dividend yield percentage is zero for all periods.

10. INCOME TAXES

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

As of October 31, 2016 and January 31, 2016, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2011 to 2015 tax years remain open for examination by the federal and state authorities.

11. SUBSEQUENT EVENTS

In November 2016, the Company raised net proceeds of $11.7 million,  after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company, in a public offering of 31,489,429 shares of its common stock at $0.35 per share, 1,515 shares of preferred stock at $1,000 per share and warrants to purchase 31,301,511  shares of common stock with an exercise price of $0.35 per share. For 18 months following the date of issuance of the preferred stock, holders of shares of preferred stock will be prohibited from converting such shares into shares of the Company’s common stock if and to the extent, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 19.9% of the total number of shares of the Company’s common stock outstanding at the time of such conversion. Each share of preferred stock is convertible into 2,857 shares of common stock.  The preferred stock generally have no voting rights unless and until converted into shares of our common stock, except as required by law and except that the consent of the holders of the majority of the outstanding preferred stock will be required under certain circumstances affecting the rights of holders of preferred stock.  Warrants are exercisable on the later of the one year anniversary of the issuance date and the first trading day following the Company’s stockholder meeting in which the stockholders approve an increase to the number of authorized shares of common stock needed to cover the shares issuable upon exercise of the warrants. Once exercisable, if at all, the holder of warrants will be prohibited from exercising the warrants if and to the extent, as a result of such exercise, the holder, together with its affiliates, would own more than 19.9% of the total number of shares of the Company’s common stock issued and outstanding at the time of exercise; provided; however such limitation on exercise shall not apply in the event of a fundamental transaction of the Company, as such term is defined in the warrants. The warrants expire 7 years after the exercisability date.  In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by the Company.

Immediately prior to the completion of the Company’s public offering in November 2016, the principal and unpaid accrued interest of the Notes automatically converted into 1,926,711 shares of common stock.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and nine months ended October 31, 2016 and 2015. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in dermatology and women’s health. Our objective is to develop products that treat health or age-related conditions that: (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are sub-optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

Our management team has experience in formulation development, intellectual property generation, clinical trial execution, regulatory strategy definition and licensing and direct to consumer product commercialization. Our business model is to outsource our manufacturing and at times commercialization activities in order to maintain our focus on technology sourcing, acquisitions and strategic partner development to create new products to address unmet needs in well-defined global markets. The product candidates in our current portfolio target significant market opportunities and includes two clinical stage product candidates, BPX01, a topical antibiotic for the treatment of acne based on a unique formulation of minocycline, and BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia, as well as one development-stage product candidate, BPX02, an injectable product utilizing biological materials for aesthetic dermatology applications. The molecular iodine product candidate includes an OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as a prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.  VI2OLET is currently the subject of a non-IND clinical trial overseen by Health Canada and an Institutional Review Board to provide additional insight on how to design a Phase 3 safety and efficacy clinical trial.

Since inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014 and have since expanded into over 7,000 retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States. We continue to pursue additional channel distribution expansion for VI2OLET to provide even broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales while we focus on building market awareness for our product. We are not dependent on sales to any one customer. We have financed our operations primarily through the sale of equity and convertible debt securities. In June 2015, we raised net proceeds of $7.8 million through the sale of our common stock and concurrently completed an uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering. In August 2016, we raised net proceeds of $1.3 million in a private offering of our common stock and $1.5 million through the sale of convertible promissory notes.  In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of 1,550,000 shares of our common stock and concurrent private placement of warrants to purchase up to 1,286,501 shares of our common stock. In November 2016, we raised net proceeds of $11.7 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us, from an issuance of 31,489,429 shares of common stock, 1,515 shares of preferred stock and warrants to purchase up to 31,301,511 shares of common stock in a public offering. In December 2016, the underwriters exercised their option to purchase 1,390,676 additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2016, we had cash and cash equivalents of $0.5 million and a  working capital deficit of $4.2 million. In August 2016, we raised net proceeds of $1.3 million in a private offering of 2,423,077 shares of our common stock and $1.5 million from the issuance of convertible promissory notes. In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of 1,550,000 shares of our common stock and concurrent private placement of warrants to purchase up to 1,286,501 shares of our common stock. In November 2016, we raised net proceeds of $11.7 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us, from the issuance of 31,489,429 shares of common stock, 1,515 shares of preferred stock and warrants to purchase up to 31,301,511 shares common stock in a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss available to common stockholders of $3.9 million for each of the three months ended October 31, 2016 and 2015, and $13.4 million and $11.4 million during the nine months ended October 31, 2016 and 2015, respectively, and had an accumulated deficit of $39.6 million as of October 31, 2016.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the future, or if revenues fall short of expectations or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability.

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

Results of Operations

Three and nine months ended October 31, 2016 and 2015

Revenue

Three Months Ended October 31,				Nine Months Ended October 31,
2016	2015	Change	%	2016	2015	Change	%
($ in thousands)				($ in thousands)
$33	$20	$13	65%	$85	$29	$56	193%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. We shipped our first product to an online retailer in December 2014 and recognized our first revenue in January 2015. The increase in revenues in the third quarter and first nine months of fiscal year 2017 compared to the prior year periods was due to the expansion into retail pharmacies, specialty pharmacy and grocery chain outlet stores in the United States and increased adoption by consumers.

Cost of Goods Sold

Three Months Ended October 31,				Nine Months Ended October 31,
2016	2015	Change	%	2016	2015	Change	%
($ in thousands)				($ in thousands)
$28	$19	$9	47%	$65	$38	$27	71%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, which began in January 2015, write-downs of excess and obsolete inventories and amortization of our intangible assets. The increase in cost of goods sold in the third quarter and first nine months of fiscal year 2017 compared to the prior year periods was primarily related to the increase in recognized revenue related to our product.

Research and Development Expenses

Three Months Ended October 31,				Nine Months Ended October 31,
2016	2015	Change	%	2016	2015	Change	%
($ in thousands)				($ in thousands)
$2,487	$1,649	$838	51%	$7,633	$3,866	$3,767	97%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $0.8 million for the third quarter of fiscal year 2017 compared to the prior year period primarily due to increased clinical studies and product development costs, partially offset by lower consulting expenses.  Research and development expenses increased $3.8 million for the first nine months of fiscal year 2017 compared to the prior year period primarily due to the increased headcount-related costs, preclinical, clinical studies, product development and consulting expenses. In the third quarter of fiscal year 2017, we completed the Phase 2a clinical study for BPX01, and in August 2016, began enrolling patients for the Phase 2b clinical study.

Sales and Marketing Expenses

Three Months Ended October 31,				Nine Months Ended October 31,
2016	2015	Change	%	2016	2015	Change	%
($ in thousands)				($ in thousands)
$529	$1,270	$(741)	(58)%	$2,531	$3,658	$(1,127)	(31)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand, efforts related to promoting VI2OLET and the market development related to our acne drug candidate, BPX01. Sales and marketing expenses are expensed as incurred.  Sales and marketing expenses decreased $0.7 million for the third quarter of fiscal year 2017 compared to the prior year period and $1.1 million from the first nine months of fiscal year compared to the prior year period primarily due to decreased advertising and promotional activities related to VI2OLET, offset by higher costs related to the market development activities of BPX01.

General and Administrative Expenses

Three Months Ended October 31,				Nine Months Ended October 31,
2016	2015	Change	%	2016	2015	Change	%
($ in thousands)				($ in thousands)
$1,154	$930	$224	24%	$3,516	$3,074	$442	14%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses increased $0.2 million for the first quarter of fiscal year 2017 compared to the prior year period primarily due to higher legal and stock-based compensation costs, partially offset by lower headcount-related costs.  General and administrative expenses increased $0.4 million for the first nine months of fiscal year 2017 compared to the prior year period primarily due to public company compliance costs and legal expenses.

Other Income (Expense), net

Three Months Ended October 31,				Nine Months Ended October 31,
2016	2015	Change	%	2016	2015	Change	%
($ in thousands)				($ in thousands)
$(47)	$—	$(47)	*	$(45)	$(436)	$391	*

*Not meaningful.

Other expense in the third quarter of fiscal year 2017 primarily included the non-cash interest expense related to the amortization of convertible notes payable discounts. The increase in other income (expense) for the first nine months of fiscal year 2017 compared to the prior year was primarily due to the expense recorded for the modification of warrants recorded in first quarter of the prior year.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying unaudited consolidated financial statements for the nine months ended October 31, 2016 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2016, we had cash and cash equivalents of $0.5 million and a  working capital deficit of $4.2 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, we raised net proceeds of $2.8 million in a private offering of our common stock and through the sale of convertible promissory notes.  In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of 1,550,000 shares of our common stock and concurrent private placement of warrants to purchase up to 1,286,501 shares of our common stock. In November 2016, we raised net proceeds of $11.7 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us, from the issuance of 31,489,429 shares of common stock, 1,515 shares of preferred stock and warrants to purchase up to 31,301,511 shares of common stock in a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the nine months ended October 31, 2016 was $10.8 million, which primarily resulted from a net loss of $13.4 million, partially offset by non-cash expense of $0.8 million and changes in operating assets and liabilities of $1.8 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the nine months ended October 31, 2015 was $9.0 million, which primarily resulted from a net loss of $11.0 million, partially offset by non-cash expense of $1.4 million and changes in operating assets and liabilities of $0.7 million.Changes in operating assets and liabilities was primarily attributable to purchases of inventory and timing of payments to vendors.

Net cash provided by investing activities for the nine months ended October 31, 2016 was approximately $15,000, resulting from the reduction in restricted cash offset by the purchase of property and equipment.  Net cash used for investing activities for the nine months ended October 31, 2015 was primarily for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended October 31, 2016 was $7.2 million, which was due to the $5.7 million of net proceeds from the issuance of common stock and warrants to purchase common stock in our public and private offerings, $1.5 million of net proceeds from the issuance of convertible notes payables and approximately $41,000 from the exercise of stock options.

Net cash provided by financing activities for the nine months ended October 31, 2015 was $9.9 million, which was primarily due to the $7.8 million of net proceeds from the sale of common stock in our public offering, $1.6 million from the exercise of stock options and warrants and $0.5 million from the issuance of a convertible note.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than the KIP private placement, which we do not expect to close.  We have been in the past, and may be in the future, reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

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

Changes in Internal Controls over Financial Reporting

During the third quarter of fiscal year 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of October 31, 2016, we had an accumulated deficit of $39.6 million and incurred net losses available to common stockholders of $3.9 million for each of the three months ended October 31, 2016 and 2015, and $13.4 million and $11.4 million in the nine months ended October 31, 2016 and 2015, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss available to common stockholders of $3.9 million for each of the three months ended October 31, 2016 and 2015, and $13.4 million and $11.4 million for the nine months ended October 31, 2016 and 2015, respectively. At October 31, 2016, we had cash and cash equivalents of $0.5 million and significant liabilities and obligations. In August and September 2016, we raised net proceeds of $2.8 million in a private placement of our common stock and through the sale of convertible promissory notes. In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of 1,550,000 shares of our common stock and concurrent private placement of warrants to purchase up to 1,286,501 shares of our common stock. In November 2016, we raised net proceeds of $11.7 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us, from the issuance of 31,489,429 shares of common stock, 1,515 shares of preferred stock and warrants to purchase up to 31,301,511 shares common stock in a public offering. In December 2016, the underwriters exercised their option to purchase 1,390,676 additional shares of common stock to cover over-allotments resulting in net proceeds of $0.5 million, after deducting underwriting discounts and commissions and before deducting other offering expenses payable by us.

 Our existing resources may not be adequate to permit us to complete clinical development of BPX01 or fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations.  Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

The development of our business will require substantial additional capital in the future to conduct research and develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of equity or debt securities to fund our operations. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and nine months ended October 31, 2016 and 2015 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

The terms of our registered direct offering, which was consummated in September 2016, may materially and adversely impact our ability to obtain additional financing in the future.

We are subject to certain restrictions and obligations in connection with our registered direct offering that was consummated in September 2016, which may materially and adversely affect our ability to obtain additional financing in the future. These restrictions and obligations include:

•	a prohibition on issuances of convertible securities with variable or adjustable conversion rates, subject to certain exceptions;
•

participation rights whereby each investor in the registered direct offering (each, an ‘‘RDO investor’’ and collectively, the ‘‘RDO investors’’) is entitled to purchase up to 50% in the aggregate of the securities sold in any subsequent issuance of common stock and common stock equivalents, for 18 months following the closing of the registered direct offering;

•

certain rescission rights if we do not act in a timely manner with respect to our obligations related to the various documents executed in connection with the registered direct offering, or the RDO Transaction Documents;

•

our obligation to purchase warrants issued to the RDO investors, based on the warrants’ Black Scholes value, in the event of certain fundamental transactions, including, but not limited to, any sale, license, transfer or other disposition of all or substantially all of our assets, any purchase, tender or exchange offer that has been accepted by the holders of 50% or more of our then outstanding shares of common stock, a reclassification, reorganization or recapitalization, or the consummation of a business combination (including, but not limited to, a reorganization, recapitalization, spin-off or scheme of arrangement) involving the acquisition of more than 50% of our then outstanding shares of common stock;

•	indemnification obligations; and
•

our obligation to pay liquidated damages in connection with certain events, including failure to comply with the public information requirements under Rule 144 of the Securities Act or to remove restrictive legends in a timely manner.

We have also provided the RDO investors with various representations and warranties in connection with the RDO Transaction Documents, including those related to solvency, no integrated offerings, maintenance of stock exchange listing, internal controls, and absence of liens, among others. In the event any of our representations or warranties in the RDO Transaction Documents are determined to be inaccurate, or if we are deemed to have otherwise violated any provisions of the RDO Transaction Documents, we may be found to be in breach of the RDO Transaction Documents.

This in turn may result in litigation against us, which could be costly and time-consuming, divert management’s attention and resources, damage our reputation and otherwise harm our business, results of operations and financial condition.

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

Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund, or KIP, an existing stockholder, agreed to purchase 1,081,081 shares of common stock from us at a price of $1.85 per share in a private placement, or the KIP private placement, upon the earlier to occur of (i) our receiving revenues from VI2OLET of $2,000,000 or (ii) our receipt of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP previously informed us of its intention to complete the KIP private placement even if our stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and we do not expect it to close. As a consequence, we may never receive the proceeds from this sale and will need to rely upon other financing sources to support our operations.

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

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the applicable cGMP regulations for the type of product manufactured. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, although we are responsible for ensuring compliance with applicable laws and regulations, including cBMPs, we cannot guarantee that each of our manufacturing partners will so comply. Failure of either manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees. In addition, failure of a contract manufacturer for a product undergoing review by the FDA to maintain an acceptable cGMP compliance status could result in a decision by the FDA not to approve the pending NDA.

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

Our first and only commercialized product, launched in December 2014, is our women’s health dietary supplement distributed under the brand name “VI2OLET” iodine. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of VI2OLET is subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are or may be sold including non-governmental entities such as the National Advertising Division of the Council of Better Business Bureaus, or NAD. NAD oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDC Act to the FTC or the FDA for further action, as appropriate.

All facilities that manufacture, process, package, or store food for human consumption must register with the FDA as a food facility under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 or the Bioterrorism Act. A dietary supplement is considered a food substance under the FDC Act and FDA regulations. We are registered with the FDA as a food facility and we renew our registration every two years. The FDA annually schedules inspections at a number of registered food facilities to determine whether the inspected facilities are in compliance with food-related FDA regulations. While the FDA has not yet inspected or scheduled an upcoming inspection at our facility, the FDA could choose to conduct such an inspection at any time. If the FDA observed any evidence of violation or noncompliance during an inspection, we would be required to respond adequately to the observations, typically by developing and executing appropriate corrective and preventive actions. Any inspection of our facility could entail inspection of our third-party manufacturer, UPM Pharmaceuticals, which is responsible for production of VI2OLET under the terms of our commercial supply agreement. Any observations related to the third-party manufacturer as a result of an FDA inspection may require the third-party manufacturer to implement significant corrective or preventive measures related to its production process, which could impact our commercial supply of VI2OLET. Any uncorrected violation or noncompliance could lead to further regulatory action by the FDA.

Although dietary supplements may generally be marketed without FDA premarket review and approval, the FDA regulates, among other things, the manufacturing, labeling, and claims for such products. We cannot represent, expressly or implicitly, that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease, or the FDA will consider such products as drugs. The FDA could determine that a particular statement of nutritional support is an unacceptable drug claim, is not substantiated, is an unauthorized version of a health claim or that the product is otherwise misbranded and/or adulterated. In addition, claims on labeling and promotional materials for our dietary supplement products could be challenged by the FDA, the FTC, self-regulatory bodies such as the NAD, competitors or consumers. For example, we make certain claims relating to VI2OLET that may be alleged to be non-compliant with FDA or FTC regulations. If the FDA or the FTC determines that particular claims relating to our products are violative, we could be subject to regulatory action, such as investigations, warning or untitled letters and cease and desist orders, corrective labeling or advertising orders, consumer redress (for example, offers to repurchase products previously sold to consumers), injunctive relief or product seizures, civil penalties or criminal prosecution. Enforcement action by the FDA or the FTC, or class action lawsuits stemming from an enforcement action or allegation, could materially and adversely affect our business, financial position and operating results and could cause the market value of our common stock to decline.

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

From time to time, the above-mentioned agencies and lawmakers consider the implementation of more stringent laws and regulations of dietary supplements and other products. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products unsusceptible to reformulation, additional recordkeeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects. For example, in August 2016, the FDA issued an updated draft guidance explaining its interpretation of the requirement for the notification to the FDA of certain new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s current thinking on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, we would incur significant additional expenses, which could materially and adversely affect our business in several ways, including, but not limited to, the enjoinment of manufacturing of our products if and until the FDA determines that we are in compliance and can resume manufacturing, which would reduce our growth prospects.

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

To gain approval to market a new drug such as BPX01 or BPX03, or a new biological product such as BPX02, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon whether the “per protocol”, or PP, analysis is used to report data results or whether the “modified intent-to-treat”, or MITT, approach is used. For example, we reported that findings from our Phase 2a clinical trial of BPX01 in the PP population showed a mean reduction from baseline with the BPX01 topical gel formulation of minocycline of 91% of acne-causing bacteria after four weeks, a statistically significant difference from the mean reduction with the vehicle control (65%).  However, the findings from this same Phase 2a clinical trial using the MITT approach showed, due to several protocol deviations by study participants during the course of the study, that the difference between the mean reduction from baseline of 89% for the BPX01 arm compared to 81% for the vehicle control at week 4 of the study was not statistically significant.  Nevertheless, we believe the PP analysis is more applicable to this Phase 2a study because its purpose is to determine the biological effect of BPX01 and eliminate data relating to study participants that did not adhere to the trial protocol.  However, the primariy analysis for our Phase 2b study is in the MITT population, and we expect that any pivotal Phase 3 clinical trials would need to show efficacy in an MITT population in order to be used as a a basis for approval of the product candidate. Further, for example, Phase 2 studies may be conducted in populations that may differ from those in Phase 3 trials and may be conducted using endpoints or measures that differ from those used in later clinical trials. For example, the Phase 2 trial of BPX03 conducted by the prior sponsor used the Lewin pain scale, which was not a validated patient-reported outcome instrument, or PRO, and which the FDA suggested not be used to assess the primary efficacy endpoint in Phase 3 trials. In addition, despite positive results from the Phase 2 trial of BPX03 comparing the 3.0 mg and 6.0 mg doses to the 1.5 mg dose and placebo on the Lewin pain scale, a Phase 3 clinical trial for BPX03, was not completed due to insufficient funds of the prior sponsor and did not meet any of its primary or secondary efficacy endpoints. Accordingly, regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful.

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

Furthermore, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. As part of any NDA we would submit to the FDA for BPX01, we would be required to make certifications to all patents listed in the Orange Book for Solodyn, the listed drug we intend to reference in our NDA. There are currently six patents listed in the Orange Book for Solodyn. If we make a Paragraph IV certification to any of the patents listed in the Orange Book, those patent certifications may give rise to patent litigation and mandatory delays in approval of our NDA for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications, and may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

•the clinical indications for which the product is approved and patient demand for approved products that treat those indications;

•the effectiveness of our product as compared to other available therapies;

•the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;

•the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;

•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;

•physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

•in the case of FBC, patients’ perceptions of the condition as one for which medical treatment may be appropriate and a prescription therapy may be available;

•overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;

•proper training and administration of our product candidates by physicians and medical staff;

•patient satisfaction with the results and administration of our product candidates and overall treatment experience;

•the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;

•the revenue and profitability that our product candidate may offer a physician as compared to alternative therapies;

•the prevalence and severity of side effects;

•limitations or warnings contained in the FDA-approved labeling for our product candidates;

•any FDA requirement to undertake a REMS;

•the effectiveness of our sales, marketing and distribution efforts;

•adverse publicity about our product candidates or favorable publicity about competitive products; and

•potential product liability claims.

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

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. In May 2016, our Chief Executive Officer resigned from the Company, and there is no guarantee we will be able to find a replacement on a timely basis or at all. We are highly dependent on our management and scientific personnel, including: our President and Secretary, Anja Krammer, our Executive Vice President of Research & Development, Kin F. Chan, PhD, our Chief Financial Officer, Greg Kitchener and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

We currently research and develop our product candidates exclusively in a single laboratory located in our corporate headquarters in Menlo Park, California. If this or any future facility were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to timely manufacture our products, if at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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

Risks Related to Our Common Stock

Our stock may be delisted from the NYSE MKT, which could affect its market price and liquidity.

Our common stock currently trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On July 20, 2016, we received a staff deficiency notice from the NYSE MKT that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE MKT Company Guide.  We reported stockholders’ equity of $1.5 million as of April 30, 2016 and net losses in our five most recent fiscal years ended January 31, 2016.  The continued listing standards for a NYSE MKT issuer are as follows:

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE MKT continued listing standards by January 20, 2018. We timely submitted such a plan and on September 15, 2016, the NYSE MKT notified us that it had determined to accept the plan and grant a plan period through January 20, 2018. While we are exercising diligent efforts to maintain the listing of our common stock on the NYSE MKT, there is no assurance that we will be able to achieve the plan and regain and maintain compliance with the NYSE MKT listing standards. The NYSE MKT staff will review us periodically for compliance with the plan. If we are not in compliance with the continued

listing standards by January 20, 2018, or if we do not make progress consistent with the plan during the plan period, the NYSE MKT may initiate suspension and delisting procedures. If delisting proceedings were commenced, the NYSE MKT rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE MKT during the plan period, subject to our compliance with the NYSE MKT’s other applicable continued listing standards.

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE MKT may be subject to further review. For example, our stock price has been below $1.00 per share since April 2016. It is likely that we will receive a staff deficiency notice regarding our low trading price, and we may be required to effect a reverse stock split if we are not otherwise able to bring our stock price in compliance with NYSE MKT listing standards. If we are unable to satisfy the continued listing requirements of the NYSE MKT, our common stock could be subject to delisting. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

The stock price of our common stock may continue to be volatile or may decline.

Our stock price is likely to remain volatile. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•limited daily trading volume resulting in the lack of a liquid market;

•the success of, and fluctuations in, the commercial sales of VI2OLET and any product candidates approved for commercialization in the future;

•the development status of our product candidates, including whether any of our product candidates receive regulatory approval;

•regulatory or legal developments in the United States and foreign countries;

•the results of our clinical trials and preclinical studies;

•the clinical results of our competitors or potential competitors;

•the execution of our partnering and manufacturing arrangements;

•our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•variations in the level of expenses related to our preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•variations in the level of expenses related to our commercialization activities, if any product candidates are approved;

•the performance of third parties on whom we rely for clinical trials, manufacturing, marketing, sales and distribution, including their ability to comply with regulatory requirements;

•overall performance of the equity markets;

•changes in operating performance and stock market valuations of other pharmaceutical companies;

•market conditions or trends in our industry or the economy as a whole;

•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC, and announcements relating to acquisitions, strategic transactions, licenses, joint ventures, capital commitments, intellectual property, litigation or other disputes impacting us or our business;

•developments with respect to intellectual property rights;

•our commencement of, or involvement in, litigation;

•FDA or foreign regulatory actions affecting us or our industry;

•changes in the structure of healthcare payment systems;

•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•ratings downgrades by any securities analysts who follow our common stock;

•the development and sustainability of an active trading market for our common stock;

•the size of our market float;

•the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;

•recruitment or departure of key personnel;

•changes in accounting principles;

•future issuances of our securities;

•other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•any other factors discussed in this report.

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

We have identified material weaknesses in our internal control over financial reporting. As defined in Regulation 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

Our accounting staff at January 31, 2015 consisted of an accounting manager and an interim controller who was working full-time during quarterly reporting periods. The limited staff did not allow for effective internal control over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP related to the accounting for warrants, convertible notes payable and convertible preferred stock, accounting for stock-based compensation and the recording of liabilities in the appropriate reporting period commensurate with our financial reporting requirements. As a result, adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with GAAP for the year ended December 31, 2014 and for the one-month transition period ended January 31, 2015. No post-close entries were recorded for the year ended January 31, 2016.

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

If we do not obtain stockholder approval to increase the number of authorized shares of our common stock, we will not have sufficient shares to cover the shares issuable upon exercise of the Class A warrants, and therefore the purchasers of the Class A warrants will not be able to exercise such warrants, and our ability to issue additional shares of common stock for any other purpose will be significantly limited, which in turn would impair our ability to raise additional capital if needed and would otherwise harm our business and operations.

We do not currently have a sufficient number of authorized shares of common stock to cover the shares issuable upon exercise of the Class A warrants. We have a very limited number of authorized shares of common stock available for future issuance. As a result, we need to seek stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock at our next annual meeting of stockholders. Unless and until we obtain such stockholder approval, the Class A warrants will not be exercisable. Further, our ability to issue additional shares of common stock for any other purpose is significantly limited. This in turn impairs our ability to raise additional capital if needed and would otherwise harm our business and operations. We cannot assure you that we will be able to obtain stockholder approval to increase the number of shares of our authorized common stock.

We will continue to incur significant costs as a result of and devote substantial management time to operating as a public company listed on the NYSE MKT.

As a public company listed on the NYSE MKT, we incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before when trading on the OTCQB Marketplace. For example, we are subject to the rules and regulations required by the NYSE MKT, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE MKT.

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

Future sales and issuances of our common stock or rights to purchase common stock could result in substantial dilution to the percentage ownership of our stockholders.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock or other securities convertible into or exchanged for our common stock in one or more transactions, and in a manner we determine from time to time and at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders could result. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors. New investors could also receive rights, preferences and privileges senior to those of existing holders of our common stock. In addition, in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, we may be required to proportionally adjust the conversion price, exercise price or number of shares issuable upon conversion of our  outstanding convertible promissory notes or exercise of our outstanding warrants, as applicable.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 35% of our outstanding common stock as of October 31, 2016. Following the November 2016 public offering, the beneficial ownership by our directors, executive officer and holders of more than 5% of our common stock, together with their affilitates, increased to approximately 40%. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment funds managed by Franklin Advisers collectively hold approximately 17% of the aggregate voting power of the Company as of October 31, 2016, which includes warrants exercisable for 270,000 shares of common stock. Following the November 2016 public offering and December 2016 over-allotment exercise, Franklin Advisers’ investment funds’ voting power decreased to approximately 14% of the aggregate voting power of the Company, which includes warrants exercisable for 270,000 shares of common stock, but excludes warrants for 3,281,250 shares of common stock, which are currently not exercisable.  Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Following the November 2016 public offering and December 2016 over-allotment exercise, investment funds managed by Vivo Capital collectively hold approximately 19% of the aggregate voting power of the Company, which excludes 1,515 shares of preferred stock that are currently not convertible into common stock and warrants for 12,857,143 shares of common stock, which are currently not exercisable.

Franklin Advisers and Vivo Capital could have considerable influence over matters such as approving a potential acquisition of us. Franklin Adviser’s and Vivo Capital’s investments in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the provisions that:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2016, we issued warrants to purchase up to 46,500 shares of common stock at an exercise price of $0.75 per share to one accredited investor.

In August 2016, we issued 10% convertible notes to two accredited investors in the aggregate principal amount of $1.5 million.

The offers, sales and issuances of the securities described in above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	S-1/A	333-214116	11/18/2016	3.1

4.1	Assignment and Acceptance, dated September 8, 2016, by and among BioPharmX Corporation, RTW Master Funds, Ltd. and RTW Innovation Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.5

4.2	Secured Convertible Promissory Note, dated September 8, 2016, issued to RTW Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.6

4.3	Secured Convertible Promissory Note, dated September 8, 2016, issued to RTW Innovation Master Fund, Ltd.	S‑1	333-214116	10/14/2016	4.7

4.4	Form of Common Stock Purchase Warrant	8‑K	001‑37411	9/27/2016	4.1

10.1	Form of Securities Purchase Agreement	8-K	001‑37411	9/27/2016	10.1

31.1

Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

31.2

Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document					X

101.LAB	XBRL Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation
Date: December 13, 2016
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)

ITEM 6. EXHIBITS

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	S-1/A	333-214116	11/18/2016	3.1

4.1	Assignment and Acceptance, dated September 8, 2016, by and among BioPharmX Corporation, RTW Master Funds, Ltd. and RTW Innovation Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.5

4.2	Secured Convertible Promissory Note, dated September 8, 2016, issued to RTW Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.6

4.3	Secured Convertible Promissory Note, dated September 8, 2016, issued to RTW Innovation Master Fund, Ltd.	S‑1	333-214116	10/14/2016	4.7

4.4	Form of Common Stock Purchase Warrant	8‑K	001‑37411	9/27/2016	4.1

10.1	Form of Securities Purchase Agreement	8-K	001‑37411	9/27/2016	10.1

31.1

Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

31.2

Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document					X

101.LAB	XBRL Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X