Form 10-K
period 2017-01-31
BioPharmX Corp
filed 2017-04-21
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37411

BioPharmX Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1505 Adams Drive, Suite D, Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2016, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $14.6 million, based upon the closing price of the Registrant’s common stock as reported on the NYSE MKT on July 31, 2016. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2017, there were outstanding 67,719,577 shares of the registrant’s common stock, $0.001 par value.

BioPharmX Corporation

Form 10‑K

This Annual Report on Form 10‑K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward‑looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward‑looking statements. In addition, any statements other than statements of historical fact are forward‑looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward‑looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward‑looking statements for various reasons. Given these risks, uncertainties and assumptions you are cautioned not to place undue reliance on forward‑looking statements. The forward‑looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward‑ looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, we use the terms “BioPharmX,” “Company,” “we,” “us” and “our” in this Annual Report on Form 10‑ K to refer to BioPharmX Corporation and its subsidiary.

PART I

ITEM 1.  BUSINESS

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription products that address large markets in dermatology. Our objective is to develop products that treat health or age‑related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub‑optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, using the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product.

Our management team has experience in formulation development, intellectual property generation, clinical trial execution, regulatory strategy execution, licensing, as well as direct to consumer and direct to physician product commercialization. We outsource our manufacturing and, at times, commercialization activities in order to maintain our focus on technology sourcing, acquisitions and strategic partner development to create new products that address unmet needs in global markets. The product candidates in our current portfolio target significant market opportunities and include two clinical‑stage product candidates, BPX01, a topical antibiotic for the treatment of acne based on a unique formulation of minocycline, and BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia, as well as one development‑stage product candidate, BPX02, an injectable product utilizing biological materials for aesthetic dermatology applications. The molecular iodine project includes a marketed, over-the-counter, or OTC, dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as a prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.

Since inception, we have devoted substantially all of our efforts to developing our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014 and expanded into retail pharmacies, specialty pharmacy and grocery chain outlet stores throughout the United States. We continue to pursue additional channel distribution expansion for VI2OLET by way of partnerships with women’s health companies to provide broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales, in 2017, our revenue was approximately $100,000, while we focus on product acceptance and partnering opportunities. In 2017, our marketing costs related to VI2OLET were nominal. We have raised net proceeds of $32.0 million through sales of common stock, preferred stock, warrants to purchase common stock and convertible notes.

Product and Product Candidates

We have developed our product portfolio using our proprietary drug delivery technologies, including innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine. We currently have one marketed product, our VI2OLET iodine dietary supplement, two clinical‑stage product candidates, BPX01 and BPX03 and one development‑stage product candidate, BPX02. The following table presents a summary of our marketed product and  product candidates:

Product/ Product Candidates	Delivery Mechanism	Platform Technology/Application	Product Type	Stage of Development
VI2OLET	Oral	Molecular iodine (I2) for the alleviation of symptoms of FBC	OTC Dietary Supplement	Currently marketed
BPX03	Oral	Molecular iodine (I2) for treatment of moderate to severe periodic breast pain associated with FBC and cyclic mastalgia	Prescription Drug	Pre‑Phase 3 Clinical Trial in Progress
BPX01	Topical	Topical antibiotic for treatment of acne	Prescription Drug	Phase 2b in Progress
BPX02	Injectable	Injectable product for aesthetic dermatology applications	Injectable Product	Internal Development

VI2OLET Iodine

VI2OLET is a patented OTC molecular iodine dietary supplement that addresses cyclic breast discomfort and is clinically demonstrated to alleviate the symptoms associated with FBC, including tenderness, aches and swelling. Women who suffer from menstrual‑related breast discomfort are recommended to take one to two tablets per day on an empty stomach for at least 60 days to realize initial symptom relief. Our patented molecular iodine formula is delivered to breast tissue and is intended to reduce the fibrocystic changes that results in breast discomfort. We commercially launched VI2OLET in December 2014 in online stores and have expanded into approximately 7,000 retail pharmacies, specialty chain outlet and grocery chain outlet stores throughout the United States. We are exploring commercial growth opportunities for the expansion of VI2OLET revenue, which may include strategic partnerships and/or sublicense with women’s and/or consumer health companies. To date, we have generated a de minimis amount of revenue from product sales.

BPX03 and Iodine Research

BPX03 is a prescription drug version of our molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. We in‑licensed this prescription iodine drug candidate, which was previously under development by the licensors, and refer to both the prior sponsor’s investigational drug and our investigational drug as BPX03. We are currently in the process of conducting a clinical trial (using VI2OLET) under Health Canada and institutional review board, or IRB, oversight to provide additional insight on how to design a Phase 3 safety and efficacy clinical trial. We are currently seeking a partner(s) to pursue any necessary clinical development and additional regulatory approvals for the product using the learnings from our ongoing clinical trial.

Recently, we conducted two in vitro studies on human mammary epithelial cells derived from FBC (MCF10A) cells, common breast cancer cell lines (MCF7, a Luminal A subtype, and MDA‑MB231, a triple‑negative subtype), and primary human breast epithelial cells, which found our patented molecular iodine formulation has an apoptotic effect on both the FBC and cancer cells.

BPX01

BPX01, a hydrophilic, topical antibiotic gel for the treatment of acne vulgaris, is currently the subject of a Phase 2 clinical trial. BPX01 combines the most widely used oral antibiotic drug for the treatment of moderate to severe acne (minocycline) with a proprietary anhydrous hydrophilic topical delivery system specifically designed to localize the delivery of the drug while minimizing systemic side effects. This proprietary topical delivery system allows us to minimize the dosage required by improving bioavailability with enhanced and targeted delivery of a fully solubilized minocycline. In addition to its bacteriostatic properties, the active pharmaceutical ingredient, minocycline, also has anti‑inflammatory properties, which can help to reduce the swelling and redness commonly associated with acne vulgaris.

We recently initiated an open label study in patients with moderate to severe papulopustular rosacea utilizing our 1% topical minocycline product. Results from this 12-week study are expected in the first half of fiscal year 2018. In addition to BPX01, we believe our anhydrous hydrophilic topical delivery system may also be utilized with other APIs including other antibiotics.

BPX02

We are developing BPX02, an injectable product utilizing biologic materials for aesthetic dermatology applications. This research stage product candidate is currently under internal development with preclinical testing expected to begin in calendar year 2017. We will likely pursue regulatory approval for this product via a biologics license application, or BLA. As such, BPX02 would still be subject to regulation under the FDC Act, except the section of the FDC Act that governs the approval of new drug applications, or NDAs. Instead, BPX02 would be subject to the marketing and exclusivity provisions of the Public Health Service Act, or PHSA, for approval of BLAs. However, the application process and requirements for approval of BLAs are very similar to those for NDAs.

Target Markets

We believe that the industry dynamics in the area of dermatology represent significant opportunities for innovative new products to emerge as solutions for unmet needs in multi‑billion dollar therapeutic categories. In particular, we believe that the dermatology market is a large specialty market with significant global patient demand, and that our focus on this market coupled with our proprietary platform technologies should enable us to develop and commercialize attractive products within this category.

Strategy and Competitive Strengths

We believe that the strength of our novel drug delivery system technologies and the expertise of our team in the areas of product development and commercialization for prescription products, are the core elements driving our company. The key elements of our corporate strategy and competitive advantages include the following:

•	Patented drug delivery platform technologies;
•

Known actives, which potentially allow for shorter time to market, lower cost and lower risk for product introductions due to the Section 505(b)(2) regulatory pathway, and the ability to offer multiple actives using the same delivery platform; and

•	An experienced medical advisory board providing thought leadership and clinical guidance within the dermatology communities.

Technology and Intellectual Property

Overview

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and platform technologies. Our goal is to develop an intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date and will perform in the future, particularly for each of the products in our development pipeline and each of the products we market. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other countries to obtain and maintain our intellectual property. We protect our intellectual property by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the United States Patent and Trademark Office, or USPTO, and its foreign counterparts.

We also rely on a combination of non‑disclosure, confidentiality and other contractual restrictions to protect our technologies and intellectual property. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived in connection with the relationship.

Patents

Patent protection is an important aspect of our product development process and we are actively developing intellectual property in‑house. In addition to an aggressive licensing strategy, we have a total of seven U.S. provisional and utility patent applications pending related to our topical compositions for dermatological conditions and novel iodine‑based technologies for women’s health. We have one issued patent. This patent addresses a microparticle drug delivery technology. We also have four pending international patent applications, two of which relate to BPX01 and two of which address a microparticle drug delivery technology. These international patent applications resulted from development of our unique formulation of minocycline and were filed according to local national laws or the Patent Cooperation Treaty.  Generally, a patent application filed according to the Patent Cooperation Treaty enables us to apply for patent protection for the invention(s) described in the application in individual countries within a specified period after filing the application. Generally, patents issued in the United States are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date and 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date.

On March 1, 2013, we entered into a collaboration and license agreement with Iogen LLC, or Iogen, to license certain patents, formulations, and know‑how relating to molecular iodine formulations. Our license is an exclusive, royalty‑bearing license agreement with the right to enforce and sublicense. These licensed patents have expiration dates between 2017 and 2029.

Trademarks

We have applied for trademark protection for several trademarks in the United States. The USPTO has registered several of our trademarks: “VIOLET,” “VI2OLET,” “BIOPHARMX,” “GET IT OFF YOUR CHEST,” “THE GIRLS HAVE SOMETHING TO SAY,” “SMARTER DRUG DELIVERY,” and the VI2OLET logo.

We have also applied for trademark protection in two markets outside the United States. In the European Union, we have registered trademarks for “BIOPHARMX” and “VI2OLET.” In China, we have a registered trademark for “BIOPHARMX”.

Material agreements

As part of our business strategy, we augment our internal and external development efforts by establishing global strategic partnerships with third parties that have technologies, patents, other know‑how, or commercialization capabilities that we believe will be additive to our internal efforts in the areas of dermatology and women’s health. Existing agreements for such partnerships include:

Iogen

We have executed collaboration and licensing agreements with Iogen, a biotechnology company with iodine‑based solutions and associated intellectual property. Our molecular iodine OTC dietary supplement, VI2OLET, and the development of our molecular iodine prescription product, BPX03, build upon this licensed technology and its associated intellectual property. Under the terms of the agreement, we received an exclusive, worldwide, perpetual, irrevocable license to Iogen’s patented technology relating to an oral iodine tablet. In consideration of the license granted under the agreement, we agreed to pay to Iogen a non‑refundable license issue fee of $150,000 and 30% of net profit associated with direct commercialization of an OTC iodine tablet product or 30% of net royalties received from any sub‑licensee. For other products developed and commercialized using licensed technology and associated intellectual property covered by this agreement, including a prescription iodine tablet, we agreed to pay to Iogen a royalty of 3% of net sales for the first 12 months of commercialization and 2% of net sales thereafter.

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

Research and Development

A core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research. We employ highly‑qualified scientists and consultants specializing in our various product development areas. Research and development expenses for the years ended January 31, 2017 and 2016 were approximately $10.2 million and $5.7 million, respectively.

As a Silicon Valley‑based company, we are located in a region with many strong biotechnology and pharmaceutical companies, which have drawn a high caliber of scientists and scientific support staff to the region. While there is intense competition for this type of personnel, we believe our location will enable us to expand our product development and consultant resources as our business grows. Our location also provides us with convenient access to local formulation resources and preclinical testing facilities.

Manufacturing, Supply and Production

We utilize contract manufacturers to produce our products for commercial distribution. We have no plans to establish in‑house manufacturing capabilities for large‑scale production at this time.

We have a master service agreement in place with DPT Laboratories, Ltd., or DPT, to carry out the manufacturing of clinical supplies. The clinical supply for BPX01 Phase 2 studies have been completed. DPT provides drug development services including formulation development, clinical and commercial manufacturing satisfying the FDA’s current good manufacturing practices, or cGMPs, analytical methods development and stability testing. Additionally, we have a master service agreement with Dow Development Laboratories, LLC, to conduct formulation and analytical development and stability studies, among other things.  We are evaluating a second vendor to carry out the manufacturing and testing of our clinical and commercial supplies.

We have in place a commercial supply agreement with UPM Pharmaceuticals, or UPM, a division of Gregory Pharmaceuticals Holdings, Inc. to manufacture and package our VI2OLET dietary supplement tablets. UPM provides high‑quality drug development services including formulation development, clinical and commercial manufacturing satisfying the cGMPs, analytical methods development, and stability testing.  Our manufacturing agreement for VI2OLET with UPM requires a minimum annual purchase of approximately $263,000 of iodine dietary supplement tablets.  This agreement expires in 2020, and we are required to purchase the minimum annual amount regardless of market demand.  The remaining minimum purchase commitment is $1.1 million through 2020.  We have not recorded an obligation for the minimum purchase amount remaining since we have not assessed that the obligation will not be serviced in the normal course of business based on our market demand analysis.  In the future, we may conclude that an obligation is required as the result of our market demand analysis and record such obligation.  The recording of such obligation would negatively impact the results of our operations in the period recorded.

Marketing, Sales & Distribution

Our team has experience in the commercialization of prescription products. We have experience in branding and launching products in the United States, Europe and Asia. Our team understands channel strategies that include branded generic and licensed product strategies.

While BPX01 continues through clinical development, we have commenced our go‑to‑market strategic planning for the product including, but not limited to, organizing a medical advisory board of dermatologists in the United States, educating physicians through publishing our preclinical and clinical results at several industry conferences, and developing our pricing strategy. Following successful enrollment of our Phase 3 clinical trial we will evaluate our needs and take steps toward building our sales, marketing and distribution infrastructure in anticipation of commercial launch. While we intend to commercialize BPX01 directly in the United States, we may choose to pursue strategic partnerships to launch the product outside of the United States, pending the appropriate regulatory approvals in each country, in order to take advantage of well‑established sales, marketing and distribution networks established by leading pharmaceutical companies in such countries.

VI2OLET is sold through online stores, drug stores, grocery stores and specialty retail chains throughout the United States. We are evaluating expanded or alternative channels for distributing the product by way of partnerships and/or sublicensing with women’s health and/or consumer health companies.  Should we sublicense VI2OLET, the sublicensee would be responsible for all marketing, sales and distribution.

Customers

Potential customers for our products and product candidates include pharmaceutical companies, physician’s practices, including obstetricians and gynecologists, dermatologists and general practitioners, and retail customers via retail sales channels and/or pharmacy outlets.

Competition

Acne

While the acne market has a number of competitive products, BPX01 is being developed to combine the most successful oral antibiotic drug for the treatment of moderate‑severe acne (minocycline) with a targeted topical antibiotic technology specifically designed to localize the delivery of the drug while minimizing systemic side effects. At the present time, there is no FDA‑approved topical solution for this drug.

A number of approved prescription acne products currently exist in oral form such as isotretinoins, antibiotics, antimicrobials and oral contraceptives. These treatments are marketed by a number of large pharmaceutical and specialty pharmaceutical companies including, but not limited to: Allergan, Almirall, Bayer HealthCare, Galderma S.A., Leo Pharma, Pfizer, Pharmacia, Teva and Valeant. Additionally, there are several prescription acne products that exist in topical form such as antimicrobials, retinoids, or some combination of the two. These topical solutions are marketed by companies such as Allergan, Bayer HealthCare, Galderma S.A., GlaxoSmithKline, Mayne Pharma, Mylan and Valeant. In addition to prescription acne therapies discussed above, there are numerous OTC products in the form of benzoyl peroxide and salicylic acid topical solutions available from various cosmetic and cosmeceutical companies such as Aveeno, Clean & Clear, Clearasil, Neutrogena and Proactiv.

Energy‑based devices have also been widely used by dermatologists, such as intense pulsed light, or IPL, by Ellipse, and a device, elos, by Syneron, that treats a combination of IPL and radiofrequency technologies. Combination drug‑device treatments such as photodynamic therapy, or PDT, with Blu‑U by Dusa Pharmaceuticals, has been used off‑label for treating acne, while the Blu‑U light source without its PDT drug has been indicated for acne treatment.

While there is no FDA‑approved topical minocycline solution, we are aware of one competitive product currently in Phase 3 clinical trials.

FBC and Cyclic Mastalgia

In the area of women’s health, many companies sell supplements containing iodide salts for the purpose of addressing hypothyroidism as iodine replacement therapy. We believe our competitive advantage is our solid dose proprietary formulation that delivers molecular iodine in a stable manner, allowing the consumer to ingest orally and specifically to address breast symptoms. Addressing an underserved condition, we believe that VI2OLET is an innovative product that provides a new treatment option for millions of women.

While there is no single, established standard of care for FBC and cyclic mastalgia, physicians have typically recommended a range of treatments from changes in diet, abstaining from caffeine and methylxanthine and nutritional supplements, such as gamma‑linolenic acid, for mild symptoms to prescription analgesics and hormone‑based therapies, such as contraceptives, Danocrine, Tamoxifen and Bromocriptine, for more severe symptoms.

Some limitations of competitive approaches to addressing FBC and/or cyclic mastalgia include serious and sometimes dangerous side effects caused by prescription drugs and the temporary nature of relief provided by analgesics. Because optimal non‑hormonal solutions do not exist, many women with this condition choose to live with chronic pain.

Government Regulation

In the United States, foods (including dietary supplements), drugs (including biological products), medical devices, cosmetics, tobacco products and radiation‑emitting products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the manufacture, distribution and sale of these products. These laws and regulations prescribe criminal and civil penalties that can be assessed, and violation of these laws and regulations can result in enforcement action by the FDA and other regulatory agencies.

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

All facilities that manufacture, process, package, or store food for human consumption must register with the FDA as a food facility under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, or the Bioterrorism Act. A dietary supplement is considered a food substance under the FDC Act and FDA regulations. Food facility registrations must be updated biennially. The FDA annually schedules inspections at a number of registered food facilities to determine whether the inspected facilities are in compliance with food‑related FDA regulations.

Dietary supplements are also regulated by various governmental agencies for the states and localities in which products are sold. The FDA, under the FDC Act, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements. The FTC regulates the advertising of these products. The National Advertising Division, or NAD, of the Council of Better Business Bureaus oversees an industry sponsored, self‑regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act, or FTC Act, or the FDC Act to the FTC or the FDA for further action, as appropriate.

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

The FDA issued an updated draft guidance document in August 2016 that clarifies when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The FDA’s interpretation of what constitutes an NDI is extremely broad and seems to imply that virtually every new dietary supplement requires a premarket notification. In addition, the FDA may begin to take enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

The FDA’s cGMPs regulations for dietary supplements apply to manufacturers and holders of finished dietary supplement products, including dietary supplements manufactured outside the U.S. that are imported for sale into the U.S. Among other things, the FDA’s cGMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a scientifically valid system for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping.

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

The new FSMA requirements, as well as the FDA enforcement of the NDI draft guidance, can result in the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance, and the potential imposition of fees for re‑inspection of noncompliant facilities.

The FDC Act, as amended by DSHEA, permits statements of nutritional support often referred to as “structure/function claims” to be included in labeling for dietary supplements without FDA pre‑market approval. FDA regulation requires that FDA be notified of those statements within 30 days of marketing. Among other things, the statements may describe the role of a dietary ingredient intended to affect the structure or function of the body or characterize the documented mechanism of action by which a dietary ingredient maintains such structure or function, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess information substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a health claim, or if the FDA determines that a particular claim is not adequately supported by existing information or is otherwise false or misleading, the claim could not be used and any product bearing the claim could be subject to regulatory action.

The FTC and the FDA have pursued a coordinated effort to challenge the scientific substantiation for dietary supplement claims. Their efforts to date have focused on manufacturers and marketers as well as media outlets and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the FTC Act of several million dollars. If the FTC and the FDA continue to focus on health related claims, including structure/function claims for dietary supplements, dietary supplements could be the subject of FTC and/or FDA inquiries, inquiries from the National Advertising Division of the Council of Better Business Bureaus, or NAD, and states Attorney Generals, as well as private class action lawsuits.

All states regulate foods and drugs under laws that generally parallel federal statutes. These products are also subject to state consumer health and safety regulations, such as California Safe Drinking Water and Toxic Enforcement Act of 1986, or Proposition 65. Violation of Proposition 65 may result in substantial monetary penalties.

FDA Regulation of Drugs

New Drug Approval Process

Pharmaceutical products are subject to extensive regulation by the FDA. The FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post‑approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well‑controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre‑market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30‑day period, the clinical trial proposed in the IND may begin.

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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit‑risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well‑controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access. This requirement applies on the later of 60 days after the date of enactment or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or the BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently exceeding $2,038,000 for fiscal year 2017, and the manufacturer and/or sponsor under an approved NDA or BLA are also subject to annual product and establishment user fees, currently exceeding $97,000 per product and $512,000 per establishment for fiscal year 2017. Although these fees were reduced from fiscal year 2016, they are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the NDA or BLA submission is filed, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use. The FDA has agreed to certain performance goals in the review of NDAs or BLAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to drugs intended to treat a serious or life‑ threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late‑submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee – typically a panel that includes clinicians and other experts – for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post‑approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA or BLA supplements as it does in reviewing NDAs or BLAs.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs, BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six‑month extension of any exclusivity – patent or non‑patent – for a drug if certain conditions are met. For BLAs, the BPCA provides a six‑month extension for non‑patent exclusivity if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA‑regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

The Hatch‑Waxman Amendments

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre‑clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method‑of‑use rather than certify to a listed method‑of‑use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Exclusivity provisions under the FDC Act also can delay the submission or the approval of certain applications. The FDC Act provides a five‑year period of non‑patent exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity, or NCE. A drug is entitled to NCE exclusivity if it contains a drug substance no active moiety of which has been previously approved by the FDA. During the exclusivity period, the FDA may not accept for review an ANDA or file a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. The FDC Act also provides three years of market exclusivity for an NDA, including a 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three‑year exclusivity covers only the conditions for use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all the non‑clinical studies and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Extension

After NDA approval, the owner of relevant drug patent may apply for up to a five year patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase, and an approval phase. The allowable patent term extension is calculated as half of the drug’s testing phase – the time between the day the IND becomes effective and NDA submission – and all of the review phase – the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post‑approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Section 505(b)(2) New Drug Applications

Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2), or 505(b)(2), NDA, which enables the applicant to rely, in part, on studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use, such as the FDA’s findings of safety and/or effectiveness for a similar previously approved product, or published literature, in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Post‑Approval Requirements

Once an NDA or BLA is approved, a product will be subject to certain post‑approval requirements. For instance, the FDA closely regulates the post‑approval marketing and promotion of drugs, including standards and regulations for direct‑to‑consumer advertising, off‑label promotion, industry‑sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA or BLA. The FDA also may require post‑marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality‑control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality‑control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered. In addition, prescription drug manufacturers in the United States must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate products.

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

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA‑licensed reference biological product. Biosimilarity sufficient to reference a prior FDA‑approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical study, absent a waiver by the Secretary. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, a handful of biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, particularly with respect to interchangeability, are still being evaluated by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42‑month period.

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

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

•preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable E.U. Good Laboratory Practice regulations;

•submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;

•performance of adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;

•submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced current cGMP;

•potential audits of the non‑clinical and clinical trial sites that generated the data in support of the MAA; and

•review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

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

In April 2014, the E.U. legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable.

The new Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include:

•A streamlined application procedure via a single entry point, the E.U. portal.

•A single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states.

•A harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned.

•Strictly defined deadlines for the assessment of clinical trial application.

•The involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.

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

Pursuant to Regulation (EC) No 726/2004, this procedure is mandatory for:

•medicinal products developed by means of one of the following biotechnological processes:

•recombinant DNA technology;

•controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells; and

•hybridoma and monoclonal antibody methods;

•advanced therapy medicinal products as defined in Article 2 of Regulation (EC) No. 1394/2007 on advanced therapy medicinal products;

•medicinal products for human use containing a new active substance that, on the date of effectiveness of this regulation, was not authorized in the European Union, and for which the therapeutic indication is the treatment of any of the following diseases:

•acquired immune deficiency syndrome;

•cancer;

•neurodegenerative disorder;

•diabetes;

•auto‑immune diseases and other immune dysfunctions; and

•viral diseases;

•medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

The centralized authorization procedure is optional for other medicinal products if they contain a new active substance or if the applicant shows that the medicinal product concerned constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization is in the interest of patients in the European Union.

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Human Medicinal Products, or CHMP, serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with expert appointed to act as Rapporteur for the co‑ordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co‑Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock‑stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time‑limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time‑limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

Conditional Approval

In specific circumstances, E.U. legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk‑benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk‑benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Marketing Authorization under Exceptional Circumstances

Under Article 14(8) Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk‑benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval.

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

•The decentralized procedure allows applicants to file identical applications to several E.U. member states and receive simultaneous national approvals based on the recognition by E.U. member states of an assessment by a reference member state.

•The national procedure is only available for products intended to be authorized in a single E.U. member state.

•A mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

A marketing authorization may be granted only to an applicant established in the European Union.

Pediatric Studies

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Periods of Authorization and Renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re‑evaluation of the risk‑benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five‑year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so‑called sunset clause).

Regulatory Data Protection

E.U. legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two‑year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of ten years of orphan market exclusivity. Depending upon the timing and duration of the E.U. marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs, pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the European Union, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and other requirements

We will, for example, have to comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post‑authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non‑compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the European Union. Similarly, failure to comply with the E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

Marketing and Promotion

The marketing and promotion of authorized drugs, including industry‑sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83/EC. The applicable regulations aim to ensure that information provided by holders of marketing authorizations regarding their products is truthful, balanced and accurately reflects the safety and efficacy claims authorized by the EMA or by the competent authority of the authorizing member state. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third‑party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of our drug candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low‑priced and high‑priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third‑party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•the federal Anti‑Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers.

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

Environmental, Health and Safety Matters

The manufacturing facilities of the third‑parties that develop our product candidates are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, governing, among other things: the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; chemicals, air, water and ground contamination; air emissions and the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals, waste materials and sewage.

These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation. If the third‑party manufacturers fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third‑party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations.

In addition, laws and regulations relating to environmental, health and safety matters are often subject to change. In the event of any changes or new laws or regulations, we could be subject to new compliance measures or to penalties for activities that were previously permitted.

Employees

As of Janaury 31, 2017, we had 28 employees, all of whom were full time, including 13 employees in research and development and one employee located outside of the United States. We also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Other Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained, free of charge, by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1‑800‑SEC‑0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1‑202‑777‑1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 1A.  RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, future prospects and the trading price of our common stock. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10‑K, including our consolidated financial statements and related notes.

Risks Related to our Financial Position and Need for Additional Capital

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of January 31, 2017, we had an accumulated deficit of $44.6 million and incurred net losses available to common stockholders of $18.5 million and $16.0 million for the years ended January 31, 2017 and 2016, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss available to common stockholders of $18.5 million and $16.0 million for the years ended January 31, 2017 and 2016, respectively. At January 31, 2017, we had cash and cash equivalents of $6.5 million and significant liabilities and obligations. In fiscal year 2017, we raised net proceeds of $18.2 million through the sale of common stock, preferred stock, warrants to purchase common stock and convertible notes. Our existing resources may not be adequate to permit us to complete clinical development of BPX01 or fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended January 31, 2017 and 2016 with respect to this uncertainty. Such an opinion may materially and adversely affect the price per share of our common stock and/or otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements for the years ended January 31, 2017 and 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

The terms of our registered direct offering, which was consummated in September 2016, may materially and adversely impact our ability to obtain additional financing in the future.

We are subject to certain restrictions and obligations in connection with our registered direct offering, or RDO, that was consummated in September 2016, which may materially and adversely affect our ability to obtain additional financing in the future. These restrictions and obligations include:

•	a prohibition on issuances of convertible securities with variable or adjustable conversion rates, subject to certain exceptions;
•

participation rights whereby the investors in the registered direct offering, or RDO investors, are entitled to purchase up to 50% in the aggregate of the securities sold in any subsequent issuance of common stock and common stock equivalents, for 18 months following the closing of the registered direct offering;

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. While VI2OLET went on the market in December 2014 in online stores and in drug, grocery and retail chains throughout the United States, we have only recognized a de minimis amount of revenue from sales to date, our 2017 revenue was approximately $100,000. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market. Our manufacturing agreement for VI2OLET with UPM, requires a minimum annual purchase of approximately $263,000 of iodine supplement tablets. This agreement expires in 2020, and we are required to purchase the minimum annual amount regardless of market demand.  The remaining minimum purchase commitment is $1.1 million through 2020.  We have not recorded an obligation for the minimum purchase amount remaining, since we have determined that a loss on this obligation is not probable based on our market demand analysis.  In the future, we may conclude that an obligation is required as the result of our market demand analysis and record such obligation.  The recording of such obligation would negatively impact the results of our operations in the period recorded.

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

•

our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved, for marketing, sale and distribution in such countries or territories, whether alone or in collaboration with others;

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

Given the passage of time since we entered into the subscription agreement for the sale of shares to KIP, it is doubtful that the private placement will close, and therefore, we may not receive the proceeds from this sale.

Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund, or KIP, an existing stockholder, agreed to purchase 1,081,081 shares of common stock from us at a price of $1.85 per share in a private placement, or the KIP private placement, upon the earlier to occur of (i) our receiving revenues from VI2OLET of $2,000,000 or (ii) our receipt of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP previously informed us of its intention to complete the KIP private placement even if our stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and we do not expect it to close. As a consequence, we do not expect receive the proceeds from this sale and will need to rely upon other financing sources to support our operations.

We currently have limited marketing and sales capabilities. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

To successfully commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we, as a company have limited prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are unable to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results and prospects would suffer.

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

•	any delays in regulatory review and approval of product candidates in clinical development;

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

•	our ability to obtain additional funding to develop our product candidates;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for our product candidates, should they receive approval, which may vary significantly;

•	potential side effects of our product candidates that could delay or prevent commercialization or cause the dietary supplement or an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;

•	our dependency on third-party manufacturers to supply or manufacture our product candidates;

•	our ability to establish and maintain an effective sales, marketing and distribution infrastructure;

•	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;

•	our ability to receive approval and commercialize our product candidates outside of the United States;

•	our ability to establish and maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to and outcomes of potential litigation or other disputes;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	potential liabilities associated with hazardous materials;

•	our ability to maintain adequate insurance policies; and

•	future accounting pronouncements or changes in our accounting policies.

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

We have significant NOL carryforwards available to reduce future taxable income, if any, for federal and California state income tax purposes. If not utilized, both the federal and California state NOL carryforwards will begin expiring in 2030. Under Section 382 of the Internal Revenue Code of 1986, as amended, or Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We have not conducted a formal NOL carryforward analysis.  We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Development and Commercialization of Our Product Candidates and Regulatory Approval and Other Legal Compliance Matters

We rely on a single, qualified supplier to manufacture each of our products or product candidates.

We rely on one third-party manufacturer for our product and product candidate manufacturing needs. Currently, we engage with DPT, a subsidiary of Mylan N.V., as our clinical Phase 2 contract manufacturer for BPX01.  We have identified a qualified second vendor to carry out the manufacturing and testing of our clinical and commercial supplies and are working on final vendor assessments.  UPM manufactures iodine supplement tablets for VI2OLET.

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the applicable cGMP regulations for the type of product manufactured. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, although we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs, we cannot guarantee that each of our manufacturing partners will so comply. Failure of either manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including a request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees. In addition, failure of a contract manufacturer for a product undergoing review by the FDA to maintain an acceptable cGMP compliance status could result in a decision by the FDA not to approve any pending NDA.

Our manufacturing contract with DPT is a short-term agreement.  Our commercial supply agreement with UPM is through 2020. We are dependent upon renewing agreements with each of our third-party manufacturers or finding replacement manufacturers to satisfy our requirements. If we do not renew our agreements with our manufacturing partners, there can be no assurance that we will be able to find or engage a replacement manufacturer on a timely basis on acceptable terms, if at all. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on commercially reasonable or acceptable terms. Further, due to the short-term nature of our agreement, our expenses for manufacturing are not fixed and may change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.

In addition, we rely on our outside manufacturers to provide us with an adequate and reliable supply of our products on a timely basis and in accordance with good manufacturing standards and applicable product specifications. As a result, we are subject to and have little or no control over delays and quality control lapses that our third-party manufacturers may suffer.

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

From time to time, the above-mentioned agencies and lawmakers consider the implementation of more stringent laws and regulations of dietary supplements and other products. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products unsusceptible to reformulation, additional recordkeeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could increase our costs significantly. In addition, regulators’ evolving interpretation of existing laws could have similar effects. For example, in August 2016, the FDA issued updated draft guidance explaining its interpretation of the requirement for the notification to the FDA of certain new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s current thinking on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, we would incur significant additional expenses, which could materially and adversely affect our business in several ways, including, but not limited to, the enjoinment of manufacturing of our products if and until the FDA determines that we are in compliance and can resume manufacturing, which would reduce our growth prospects.

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

We may be unable to obtain regulatory approval for our clinical-stage product candidates or other early-stage product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact commercialization, our potential to generate revenue, our business and our operating results.

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

To gain approval to market a new drug, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.. Further, different results may be achieved depending upon which analysis population is used to analyze results. For example, we reported that findings from our Phase 2a clinical trial of BPX01 in the “per protocol”, or PP, population (patients who had no major protocol violations and had evaluable data) showed a mean reduction from baseline with the BPX01 topical gel formulation of minocycline of 91% of acne-causing bacteria after four weeks, a statistically significant difference from the mean reduction with the vehicle control (65%).  However, the findings from this same Phase 2a clinical trial using the “modified-intent-to-treat", or MITT, population which included all patients who completed the study, including those with major protocol violations, showed that the difference between the mean reduction from baseline of 89% for the BPX01 arm compared to 81% for the vehicle control at week 4 of the study was not statistically significant.  Nevertheless, we believe the PP analysis is more applicable to this small Phase 2a study because its purpose was to determine the cutaneous tolerability and biological effect of BPX01 on the acne causing bacteria P. acnes. The PP population eliminated data from the few study participants that had very significant deviations from the protocol such as concurrent use of systemic antibiotics or compromised baseline values.  However, the primary analysis for our Phase 2b study is in the “intent-to-treat”, or ITT, population which includes all patients randomized to treatment, and we expect that any pivotal Phase 3 clinical trials would need to show efficacy in an ITT population in order to be used as a basis for approval of the product candidate. The Phase 2b study and planned Phase 3 studies are much larger in terms of patient number and any protocol deviations are expected to be randomly distributed across the groups making the impact of protocol deviations less impactful than in the very small Phase 2a study. Regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful.

In the case of our topical product candidate, BPX01, we are seeking to deliver sufficient concentrations of the API through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the antibiotic delivered in BPX01 is difficult to stabilize and prone to epimerization in most formulations and delivery systems and, as such, presents great challenges for transepidermal delivery. We believe potential competitors have attempted to resolve these problems by stabilizing the antibiotic in certain lipophilic formulation, but the solutions either failed to adequately deliver the antibiotic or required overly high concentration (i.e., dosage) for clinical efficacy. As a result, safety and efficacy of BPX01 may be difficult to establish.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors are currently conducting clinical trials for product candidates that treat the same indications as our product candidates, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our product candidates, including BPX01 and BPX03, if approved, will face intense competition and most of our competitors have significantly greater resources than we do.

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

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. In May 2016, our Chief Executive Officer resigned from the Company. We are highly dependent on our management and scientific personnel, including: our President and Secretary, Anja Krammer, our Executive Vice President of Research and Technology, Kin F. Chan, PhD, our Chief Financial Officer, Greg Kitchener and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

We currently research and develop our product candidates exclusively in a single laboratory located in our corporate headquarters in Menlo Park, California. If this or any future facility were to be damaged, destroyed or otherwise become unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to timely manufacture our products, if at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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

Competitors in the fields of dermatologic therapeutics and women’s health have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne and iodine for breast health and because BPX01 and VI2OLET represent forms of such therapies, respectively, the patent protection available for BPX01 and VI2OLET may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

We have applied for trademark protection for, and registered, trademarks in the United States, the European Union and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and any remedy obtained may constitute insufficient redress relative to the damages we may suffer.

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

Because we rely on certain third-party licensors and partners, and will continue to do so in the future, if one of our licensors or partners is sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we are sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some our licensors and partners that could require us to pay some of the costs of patent litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than our technology alone would otherwise suggest.

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

Our common stock currently trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On July 20, 2016, we received a staff deficiency notice from the NYSE MKT that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE MKT Company Guide.  We reported stockholders’ equity of $3.0 million as of January 31, 2017 and net losses in our five most recent fiscal years ended January 31, 2017.  The continued listing standards for a NYSE MKT issuer are as follows:

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE MKT continued listing standards by January 20, 2018. We timely submitted such a plan and on September 15, 2016, the NYSE MKT notified us that it had determined to accept the plan and grant a plan period through January 20, 2018. We provided the NYSE MKT a progress report regarding the plan, and on January 20, 2017, the NYSE MKT accepted the progress report. We are required to update the NYSE MKT based on our results contained in this report.  There is no assurance that we will be able to achieve the plan as submitted to the NYSE MKT and regain and maintain compliance with the NYSE MKT listing standards. The NYSE MKT staff will review us periodically for compliance with the plan. If we are not in compliance with the continued listing standards by January 20, 2018, or if we do not make progress consistent with the plan during the plan period, the NYSE MKT may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE MKT rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE MKT during the plan period, subject to our compliance with the NYSE MKT’s other applicable continued listing standards.

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE MKT may be subject to further review. For example, our stock price has been below $1.00 per share since April 2016. We may receive a staff deficiency notice regarding our low trading price, and we may be required to effect a reverse stock split if we are not otherwise able to bring our stock price in compliance with NYSE MKT listing standards. On March 28, 2017, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of the board of directors. The board of directors has until January 31, 2018 to effect a reverse split without further approval or authorization of our stockholders. Alternatively, the board of directors may elect to abandon and not effect the reverse split, in its sole discretion.  If we are unable to satisfy the continued listing requirements of the NYSE MKT, our common stock could be subject to delisting. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

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

In addition, the stock markets, and in particular the NYSE MKT, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we are involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

We identified material weaknesses in our internal control over financial reporting since inception and have not remedied these weaknesses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting since our inception as a company. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States of America, or GAAP, and SEC guidelines.

Our accounting staff at January 31, 2015 consisted of an accounting manager and an interim controller who was working full-time during quarterly reporting periods. The limited staff did not allow for effective internal control over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP related to the accounting for warrants, convertible notes payable and convertible preferred stock, accounting for stock-based compensation and the recording of liabilities in the appropriate reporting period commensurate with our financial reporting requirements. As a result, adjustments identified as part of the audit process were necessary to completely and accurately present the consolidated financial statements in accordance with GAAP for the year ended December 31,

2014 and for the one-month transition period ended January 31, 2015. No material post-close entries were recorded for the years ended January 31, 2017 and 2016.

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

As a public company listed on the NYSE MKT, we incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the rules and regulations required by the NYSE MKT, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE MKT.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 40% of our outstanding common stock as of January 31, 2017. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment funds managed by Franklin Advisers collectively hold approximately 14% of the aggregate voting power of the Company as of January 31, 2017, which includes warrants exercisable for 270,000 shares of common stock, but excludes warrants for 3,281,250 shares of common stock, which are currently not exercisable. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital collectively hold approximately 19% of the aggregate voting power of the Company as of January 31, 2017, which excludes 1,515 shares of preferred stock that are currently not convertible into common stock and warrants for 12,857,143 shares of common stock, which are currently not exercisable.

Franklin Advisers and Vivo Capital could have considerable influence over matters such as approving a potential acquisition of us. Franklin Advisers’ and Vivo Capital’s investments in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office and laboratory is located at 1505 Adams Drive, Suite D, Menlo Park, California 94025, where the we occupy 12,066 sq. ft. of research and development and administration facilities that are nearby to external formulation, clinical and preclinical testing facilities. Our lease expires in December 2017, with the ability to extend. We believe that our existing property is in good condition and suitable for our current needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NYSE MKT under the symbol “BPMX.” Prior to June 25, 2015, our common stock was traded on the OTCQB Marketplace under the symbol “BPMX.”  The following table sets forth, for each of the fiscal periods indicated, the quarterly high and low sales prices for our common stock as as reported by the NYSE MKT or www.otcmarkets.com, as applicable. OTCQB quotations represent inter-dealer prices without markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended January 31, 2017
First Quarter	$1.78	$0.75
Second Quarter	$0.97	$0.50
Third Quarter	$1.22	$0.27
Fourth Quarter	$0.58	$0.19
Fiscal Year Ended January 31, 2016
First Quarter	$3.50	$2.00
Second Quarter	$4.50	$1.82
Third Quarter	$2.25	$0.91
Fourth Quarter	$2.75	$0.99

As of April 1, 2017, there were approximately 88 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

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

Unregistered Sales of Equity Securities

In January 2017, warrants to purchase 198,214 shares of common stock were granted in accordance with an agreement with certain underwriters.

Equity Compensation Plan Information

The following table includes information as of January 31, 2017 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,465,829	$ 0.77	252,379(1)
Equity compensation plans not approved by security holders(2)	660,000	$ 1.44	—

(1)Includes shares of common stock that remain available for purchase under our 2016 Equity Incentive Plan.

(2)Includes shares outstanding under inducement option grants to three employees in fiscal year 2016. All of these grants were made outside of a stockholder approved plan, pursuant to the exemption for inducement grants under the listing rules of the NYSE MKT, and have the same material terms as the options granted under our 2016 Equity Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited financial statements and the accompanying notes to the financial statements and other disclosures included in this Annual Report on Form 10‑K. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over‑the‑counter, or OTC, products that address large markets in dermatology and women’s health. Our objective is to develop products that treat health or age‑related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub‑optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for antibiotics, biological materials and molecular iodine (I2).

Since inception, we have developed our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014. We continue to pursue additional channel distribution expansion for VI2OLET by way of partnerships and/or sublicensing opportunities with women’s health and/or consumer companies to provide broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales while we focus on product acceptance and partnering opportunities.

Results of Operations

Revenue

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$100	$64	$36	56%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. We shipped our first product to an online retailer in December 2014 and recognized our first revenue in January 2015. The year over year increase in revenues was due to the expansion into retail pharmacies, specialty pharmacy and grocery chain outlet stores in the United States and increased adoption by consumers.

Cost of Goods Sold

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$516	$237	$279	118%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, write-downs of excess and obsolete inventories and amortization of our intangible assets. The year over year increase in cost of goods sold was primarily related to the increase in recognized revenue and related cost of our product, increase in inventory reserves and amortization of our intangible assets.

Research and Development Expenses

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$10,158	$5,702	$4,456	78%

Research and development expenses primarily include headcount‑related costs, stock‑based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred.

Research and development expenses increased $4.5 million for the year ended January 31, 2017 compared to the prior year primarily due to increased headcount, clinical studies, product development and consulting expenses.  In the third quarter of fiscal year 2017, we completed the Phase 2a clinical study for BPX01 and in the fourth quarter of fiscal year 2017, we completed enrollment for the Phase 2b clinical study.  We expect results from the Phase 2b clinical study to be available in the first half of fiscal year 2018.  We expect research and development expenses to continue to increase period over period as we prepare for and commence our Phase 3 clinical study for BPX01.

Sales and Marketing Expenses

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$3,198	$5,109	$(1,911)	(37)%

Sales and marketing expenses primarily include headcount‑related costs, stock‑based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to our acne drug candidate, BPX01. Sales and marketing expenses are expensed as incurred.

Sales and marketing expenses decreased $1.9 million for the year ended January 31, 2017 compared to the prior year primarily due to decreased advertising and promotional activities related to VI2OLET.  Sales and marketing expenses are expected to remainly fairly stable as we shift efforts to brand and prepare for commercialization of BPX01.

General and Administrative Expenses

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$4,654	$4,174	$480	11%

General and administrative expenses primarily include headcount‑related costs, stock‑based compensation and costs of our executive, finance and other administrative functions.

General and administrative expenses increased $0.5 million for the year ended January 31, 2017 compared to the prior year primarily due to public company compliance and legal expenses, partially offset by lower consulting expenses.

Change in Fair Value of Warrant Liability

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$163	$—	$163	100%

The change in fair value of warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Expense, net

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$(141)	$(436)	$295	(68)%

For the year ended January 31, 2017, other income and expense primarily included non-cash interest expense recorded for debt issuance costs and interest expense related to our convertible notes.  For the year ended January 31, 2016, other income and expenses primarily included an expense related to the modification of warrants and other miscellaneous items.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year ended January 31,
	2017	2016
Net cash used in operating activities	$(15,746)	$(12,614)
Net cash used in investing activities	(45)	(38)
Net cash provided by financing activities	18,253	15,386
Net increase in cash and cash equivalents	$2,462	$2,734

The following table summarizes total current assets, liabilities and working capital (in thousands):

	As of January 31,
	2017	2016
Current assets	$6,827	$4,431
Current liabilities	3,727	2,797
Working capital	$3,100	$1,634

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying consolidated financial statements for the year ended January 31, 2017 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2017, we had cash and cash equivalents of $6.5 million and working capital of $3.1 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, we raised net proceeds of $2.8 million in a private offering of our common stock and through the sale of convertible promissory notes.  In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of 1,550,000 shares of our common stock and concurrent private placement of warrants to purchase 1,286,501 shares of our common stock. In November 2016, we raised net proceeds of $10.6 million from the issuance of 31,489,429 shares of common stock, 1,515 shares of preferred stock and warrants to purchase 31,301,511 shares of common stock in a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the year ended January 31, 2017 was $15.7 million, which primarily resulted from a net loss of $18.4 million, partially offset by non-cash expense of $1.7 million and changes in operating assets and liabilities of $1.0 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and increased operating expenses.

Net cash used for operating activities for the year ended January 31, 2016 was $12.6 million, which primarily resulted from a net loss of $15.6 million, partially offset by non‑cash expense of $1.7 million and changes in operating assets and liabilities of $1.2 million. Changes in operating assets and liabilities were primarily attributable to purchases of inventory and timing of payments to vendors.

Net cash used for investing activities for the years ended January 31, 2017 and 2016 was approximately $45,000 and $38,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the year ended January 31, 2017 was $18.3 million, which was due to the $16.7 million of net proceeds from the issuance of common stock, preferred stock and warrants to purchase common stock in our public and private offerings, $1.5 million of net proceeds from the issuance of convertible notes payables and approximately $41,000 from the exercise of stock options.

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

Subsequent Events

On March 28, 2017, we held a Special Meeting of Stockholders whereby the stockholders voted in favor of the following:

•	to amend our certificate of incorporation to increase the total number of authorized shares of common stock from 90 million shares to 450 million shares;
•

to amend our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of the board of directors before January 31, 2018; and which the board of directors may alternatively elect to abandon and not effect, in its sole discretion; and

•	to amend our 2016 Equity Incentive Plan such that the number of shares available for issuance under the 2016 Equity Incentive Plan was increased by 20,000,000 shares.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2017, we had cash and cash equivalents of $6.5 million and working capital of $3.1 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes,

Series A convertible preferred stock and warrants. We incurred a net loss available to common stockholders of $18.5 million and $16.0 million for the years ended January 31, 2017 and 2016, respectively, and had an accumulated deficit of $44.6 million as of January 31, 2017.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue from the sale of VI2OLET, our iodine dietary supplement. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability.  We intend to raise additional funds through the issuance of equity securities. We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $88.9 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU No. 2014-15) to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We have adopted ASU No. 2014-15 and its disclosure requirements.

In July 2015, the FASB issued Accounting Standards Update No. 2015‑11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last‑in, first‑out (LIFO) or the retail inventory method. Inventory measured using first‑in, first‑out (FIFO) or average cost is included in the new amendment. The amendment will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard on February 1, 2017.  The provisions of this standard did not have a material impact on our consolidated financial statements.

In August 2015, FASB issued Accounting Standards Update No. 2015‑14, Revenue from Contracts with Customers (ASU No. 2014‑09). This update defers the effective dates of ASU No. 2014‑09 (originally issued in June 2014) for public business entities by one year, or until annual reporting periods beginning after December 15, 2017, including interim reporting periods within the reporting period. ASU No. 2014‑09 gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry‑specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605‑35, Revenue Recognition—Construction‑Type and Production‑Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016‑02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are in process of evaluating the impact of adoption on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard on February 1, 2017, and there was no material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which addresses certain implementation issues that have surfaced since the issuance of ASU No. 2014-09 in May 2014. ASU No. 2016-10 provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services that are an output of the entity’s ordinary activities in exchange for consideration. The amendments in this update affect the guidance in ASU No. 2014-09 which is not yet effective. The amendments in this update also affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date of this update is the same as ASU No. 2014-09. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements included elsewhere in this prospectus. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventory and stock‑based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue is recognized provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, calculability of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post‑shipment obligations. We recognize revenue on a sell‑through basis for customer arrangements in which we do not have historical information to estimate product returns, pricing discounts or other concessions upon shipment. For these product shipments, we invoice the reseller, record deferred revenue at the gross invoice sales price and classify the cost basis of the product held by the wholesaler as a component of inventory. We recognize revenue when product is sold by the reseller to the end user, on a FIFO basis. For customer arrangements in which we can reasonably estimate returns, price discounts and other concessions, revenue is recognized upon shipment and a reserve is recorded for returns, price discounts and other concessions.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost on a first‑in, first‑out basis. Market value is determined as the lower of replacement cost or net realizable value. We regularly review inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for inventory, which may have become obsolete or are in excess of anticipated demand or net realizable value, when appropriate. If future demand or market conditions for the products are less favorable than forecasted, we may be required to record additional write-downs, which would negatively affect our results of operations in the period when the write-downs were recorded. We must order components for our products and build inventory in advance of product shipments. We have a purchase commitment relating to the manufacturing of VI2OLET finished product and is non-cancelable. We assess our purchase commitment based on demand forecasts and establish a liability for quantities deemed in excess of these forecasts.

Stock‑based Compensation

We recognize stock‑based compensation for equity awards on a straight‑line basis over their vesting periods, based on the grant date fair value. We estimate the fair value of stock options granted using the Black‑Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Equity instruments issued to non‑employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Off Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the years ended January 31, 2017 and 2016, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a‑15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, January 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2017 based on criteria established in Internal Control‑Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

In fiscal year 2016, we hired a controller, who is a certified public accountant, and a Chief Financial Officer. Both have extensive public company experience. To better manage our internal systems and controls, effective beginning the third quarter of fiscal year 2016, we implemented an enterprise resource planning system throughout the Company.

We plan to continue to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10‑K, we have not remediated the material weaknesses identified above. To remediate such weaknesses, we are continuing to adopt and implement written policies and procedures for accounting and financial reporting. We plan to hire additional qualified personnel to address inadequate segregation of duties, although the timing of such hires is largely dependent upon our securing additional financing to cover such costs. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the year ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On April 20, 2017, we entered into an employment agreement with our President, Anja Krammer (the “Krammer Employment Agreement”) that superseded Ms. Krammer’s previous employment agreement, which provides the following:

•	A base salary of $310,000 per year.
•	A bonus based on criteria and terms and conditions as may be established by our board of directors or our Compensation Committee, in its sole discretion.
•	Eligibility to participate in our employee benefit plans and paid vacation in accordance with the our vacation policy on the same basis as other executive employees.
•	Eligibility to receive future grants of our equity awards, in all cases as determined by, and subject to the approval of, our Compensation Committee.
•

In the event of Ms. Krammer’s termination of employment (a) by us (i) on account of Ms. Krammer’s death, (ii) on account of Ms. Krammer’s disability, (iii) for Cause (as defined in the Krammer Employment Agreement) or (b) by Ms. Krammer without Good Reason (as defined in the Krammer Employment Agreement), we are obligated to pay Ms. Krammer (1) any unpaid salary through the date of termination; (2) reimbursement for any unreimbursed expenses incurred through the date of termination; and (3) all other payments, benefits or fringe benefits to which Ms. Krammer is entitled upon a termination of employment under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit plan or program (collectively, the “Accrued Amounts”).

•

In the event of Ms. Krammer’s termination of employment by us without Cause (and other than termination by us on account of Ms. Krammer’s disability or death), and provided that Ms. Krammer delivers a signed Release (as defined in the Krammer Employment Agreement) and satisfies all conditions to make the Release effective, Ms. Krammer will be entitled to receive (1) the Accrued Amounts, (2) a lump sum cash payment in an amount equal to nine months of Ms. Krammer’s then current annual base salary, (3) reimbursement of premiums paid for continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“Cobra”) until the earlier of (a) nine months and (b) the date that Ms. Krammer is covered under the health plan of another employer, and (4) acceleration of vesting with respect to outstanding time-based equity awards which would have become vested as of the nine month anniversary of Ms. Krammer’s Termination Date (as defined in the Krammer Employment Agreement).

•

In the event of Ms. Krammer’s termination by us without Cause (and other than termination by us on account of Ms. Krammer’s disability or death) or Ms. Krammer’s resignation for Good Reason, in each case within the period beginning one month prior to the effective date of a Corporate Transaction (as defined in the Krammer Employment Agreement) and ending on the twelve month anniversary of the effective date of such Corporate Transaction, and provided that Ms. Krammer delivers a signed Release and satisfies all conditions to make the Release effective, Ms. Krammer will be entitled to receive (1) the Accrued Amounts, (2) a lump sum cash payment in an amount equal to twenty-four months of Ms. Krammer’s then current base salary, (3) reimbursement of premiums paid for Cobra until the earlier of (a) eighteen months and (b) the date that Ms. Krammer is covered under the health plan of another employer, and (4) full acceleration of all outstanding time-based equity awards.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets for certain information concerning our directors and named executive officers as of March 31, 2017.  All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name of Director	Age	Position
Anja Krammer	49	President and Director
Greg Kitchener	46	Executive Vice President and Chief Financial Officer
Kin F. Chan	44	Executive Vice President of Research and Technology
Michael Hubbard(1)	65	Director
Stephen Morlock(1)	63	Director
C. Gregory Vontz	56	Director

(1)Member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Anja Krammer

Anja Krammer has served as our President, Secretary and a director since January 2014. Since September 2011, she has served as the President, Secretary and director of BioPharmX, Inc. Ms. Krammer has served as Chief Marketing Officer/Founder of MBI, Inc., a management consulting firm from January 1998. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture‑backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing in the Itronix Division of Acterna Corporation, an optical communications company. Ms. Krammer’s other prior roles include serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the University of Paris—Sorbonne.

Greg Kitchener

Greg Kitchener has served as our Executive Vice President and Chief Financial Officer since August 2015. Prior to joining the Company, he served as Vice President of Finance at Cepheid, a publicly-traded healthcare company, from October 2011 to July 2015, after having served as Executive Director of Finance from April 2011 to October and as Senior Director of Finance from July 2008 to April 2011. He also previously held financial leadership positions at Synopsys from January 2005 to July 2008, culminating in the position of Director of Corporate Planning/FP&A and M&A, and held various finance positions at Cisco Systems from 2000 to January 2005. He started his career as an account representative at Charles Schwab from 1997 to 1998. Mr. Kitchener holds a Master of Business Administration from Cornell University and a Bachelor of Science in mathematics from University of California, Santa Cruz.

Kin F. Chan

Kin F. Chan, PhD has served as our Executive Vice President of Research and Technology since February 2014. Since September 2011, Dr. Chan has served as Vice President of Technology of BioPharmX, Inc. He was also the founder and President of Fourier Biotechnologies, LLC, which provides services in optical engineering and preclinical research, from 2009 to January 2014. In addition, from April 2012 to January 2014, he was Vice President of Engineering at Demira, Inc., a biopharmaceutical company focusing on dermatology products. Prior to that, he was the Managing Director of Advanced Research at Solta Medical, Inc. from 2003 to 2009, and was an optical research and development engineer at Ball Semiconductor, Inc. from 2000 to 2003. Dr. Chan holds BS, MS and PhD degrees in Electrical and Computer Engineering from the University of Texas at Austin.

Michael Hubbard

Michael Hubbard has served as the Chairman of the Board since May 2016 and has served as a director since January 2015. Mr. Hubbard served as a senior audit partner at Deloitte & Touche LLP from August 2007 until retiring in June 2014 and also at PricewaterhouseCoopers LLP from September 1986 to July 2007. In these roles, he served private and publicly‑held clients across the life sciences, waste management, construction, and technology sectors, advising domestic and international issuer companies on complex transactions, including nineteen IPOs and numerous follow‑on equity and debt offerings. Mr. Hubbard holds a BA degree in Business Administration with a concentration in Accounting and an MBA degree from Washington State University. He is a licensed CPA in the states of Washington (retired) and California (retired) and is a certified practitioner of international financial reporting standards. We believe that Mr. Hubbard should serve on our Board of Directors due to his broad range of experience serving large public and private companies in the United States and internationally, including experience with the reporting requirements for complex transactions, including carve‑outs and spin‑offs, direct involvement with numerous SEC filings and significant experience working with SEC staff, including the pre‑clearance of accounting issues, responses to comments letters on periodic filings and offering documents.

Stephen Morlock

Stephen Morlock has served as a director since March 2015. Mr. Morlock served as Executive Vice President and Chief Financial Officer at Otis Spunkmeyer, Inc. from May 1994 until his retirement in June 2004. He also served as Controller at Otis Spunkmeyer, Inc. from August 1992 to April 1994. Prior to that, he held various management positions in accounting, financial planning and internal audit at Westinghouse Electric Supply Company from November 1977 to July 1992. Since his retirement in June 2004, Mr. Morlock has not been active in any business activities. Mr. Morlock holds a BS degree in Accounting from San Diego State University. We believe that Mr. Morlock should serve on our Board of Directors due to his extensive experience in the retail industry, including a variety of distribution channels, product merchandising, customer relationship management and brand name development, as well as his background in manufacturing capacity utilization and expansion, procurement and inventory management, compensation plan design and financial reporting.

C. Gregory Vontz

C. Gregory Vontz has served as a director since January 2017.  Since January 2017, Mr. Vontz has served as the Chief Executive Officer of BlackThorn Therapeutics, Inc., a clinical-stage biopharmaceutical company.  From August 2008 to December 2016, Mr. Vontz was President and Chief Executive Officer of Topica Pharmaceuticals, Inc., a pharmaceutical company. From December 1999 to January 2007, Mr. Vontz served as President, Chief Executive Officer and member of the Board of Directors of Connetics Corporation, a specialty pharmaceutical company focused. Prior to that, Mr. Vontz spent twelve years in various senior marketing and product development roles at Genentech, Inc., a biotechnology corporation. Mr. Vontz holds an MBA in Marketing from the University of California at Berkeley and a BA degree in Chemistry from the University of Florida. We believe that Mr. Vontz should serve on our Board of Directors due to his experience within the dermatology, biotechnology and pharmaceutical industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms provided to us and written representations from our named executive officers and directors with respect to fiscal year 2016, we believe that all Section 16(a) filing requirements during fiscal year 2017 were complied with.

Audit Committee

Our Audit Committee is comprised of Mr. Hubbard and Mr. Morlock. Mr. Hubbard is the chairman of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current NYSE MKT and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our Board of Directors has determined that Mr. Hubbard is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S‑K promulgated under the Securities Act. This designation does not impose on him any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board of Directors. Our Audit Committee is directly responsible for, among other things:

•selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

•ensuring the independence of the independent registered public accounting firm;

•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year‑end operating results;

•establishing procedures for employees to submit anonymously concerns about questionable accounting or audit matters;

•considering the adequacy of our internal controls and internal audit function;

•reviewing material related party transactions or those that require disclosure; and

•approving or, as permitted, pre‑approving all audit and non‑audit services to be performed by the independent registered public accounting firm.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. Our Code of Conduct is posted on the investor relations section of our website located at http://biopharmx.investorroom.com/overview, by clicking on “Corporate Governance.” Any amendments or waivers of our Code of Conduct pertaining to a member of our Board of Directors or one of our executive officers will be disclosed on our website at the above‑referenced address.

ITEM 11.  EXECUTIVE COMPENSATION

The following table presents summary information regarding the total compensation awarded to, earned by or paid to each of the named executive officers for services rendered in all capacities during fiscal year 2017 and 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Anja Krammer	2017	250,000	60,000	362,137	9,000	681,137
President and Director	2016	250,000	—	—	9,000	259,000
James R. Pekarsky	2017	82,532	—	—	2,625	85,157
Former Chief Executive Officer and Chairman of the Board of Directors(3)	2016	250,000	—	—	9,000	259,000
Kin F. Chan, PhD	2017	225,000	25,000	161,163	—	411,163
Executive Vice President of Research and Technology
Greg Kitchener	2017	225,000	60,000(4)	139,729	—	424,729
Executive Vice President and Chief Financial Officer	2016	109,375	25,000(4)	238,492	—	372,867

(1)Amounts represent the aggregate fair value amount computed as of the grant date of each award during fiscal year 2017 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements contained in this annual report on Form 10‑K for the year ended January 31, 2017.

(2)The amounts represent reimbursements for self‑sourced health care insurance premiums.

(3)Effective as of May 11, 2016, Mr. Pekarsky resigned from his roles as the Company’s Chief Executive Officer and Treasurer and from his seat on the Company’s board of directors.

(4)Mr. Kitchener joined us in August 2015 and received bonuses following the successful completion of equity financing transactions as detailed in his offer letter.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

We have entered into employment offer letters with each of the named executive officers in connection with his or her commencement of employment with us. These offers of employment were each subject to execution of our standard confidential information and invention assignment agreement.

Anja Krammer's Employment Agreement

On January 21, 2014, we entered into an employment agreement with Ms. Krammer, pursuant to which Ms. Krammer is employed as our President for a term of four years with a one-year automatic renewal term. Ms. Krammer's employment agreement terminates immediately in the event of her death or disability or, in the event either we or Ms. Krammer delivers written notice of termination to the other party, on the fifteenth day following delivery of such notice of termination. In addition, we may immediately terminate Ms. Krammer's employment agreement in the event Ms. Krammer breaches such agreement or upon the occurrence of an event that would constitute cause (as defined in her employment agreement). Ms. Krammer's employment agreement provides for a base salary of $250,000 per year and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors. Ms. Krammer's employment agreement also provides that Ms. Krammer will be subject to non-disclosure, non-competition and non-solicitation covenants for specified periods following the termination of her employment with us.

If we terminate Ms. Krammer's employment or if Ms. Krammer resigns for good reason (as defined in her employment agreement) within 12 months of a change in control (as defined in her employment agreement) and she delivers a customary release of claims, she would be entitled to: (i) an amount equal to four times her annual compensation; (ii) a continuation of company-paid health and group-term life insurance benefits applicable to her as of the change of control (or provision of benefits equivalent thereto) for 24 months; and (iii) 100% acceleration of her then unvested options, restricted stock awards, performance shares, stock appreciation rights, and, subject to limitations imposed by the applicable award agreement and Section 409A of the Code, restricted stock units, performance-based restricted stock units and long-term cash incentives.

On April 20, 2017, we entered into the Krammer Employment Agreement with Ms. Krammer that superseded her previous employment agreement described above.  See “Item 9B. Other Information” for further information.

James R. Pekarsky's Employment Agreement

 On January 21, 2014, we entered into an employment agreement with Mr. Pekarsky, pursuant to which Mr. Pekarsky was employed as our Chief Executive Officer and Chief Financial Officer for a term of four years with a one-year automatic renewal term. Mr. Pekarsky's employment agreement was to terminate immediately in the event of his death or disability or, in the event either we or Mr. Pekarsky delivered written notice of termination to the other party, on the fifteenth day following delivery of such notice of termination. In addition, we could immediately terminate Mr. Pekarsky's employment agreement in the event Mr. Pekarsky breaches such agreement or upon the occurrence of an event that would constitute cause (as defined in his employment agreement). Mr. Pekarsky's employment agreement provided for a base salary of $250,000 per year and an annual bonus if performance targets are met, which determination was to be made at the discretion of the board of directors. Mr. Pekarsky's employment agreement also provides that Mr. Pekarsky would be subject to non-disclosure, non-competition and non-solicitation covenants for specified periods following the termination of his employment with us.

If we terminated Mr. Pekarsky's employment or if Mr. Pekarsky resigned for good reason (as defined in his employment agreement) within 12 months of a change in control (as defined in his employment agreement) and he delivered a customary release of claims, he would have been entitled to: (i) an amount equal to four times his annual compensation; (ii) a continuation of company-paid health and group-term life insurance benefits applicable to him as of the change of control (or provision of benefits equivalent thereto) for 24 months; and (iii) 100% acceleration of his then unvested options, restricted stock awards, performance shares, stock appreciation rights, and, subject to limitations imposed by the applicable award agreement and Section 409A of the Code, restricted stock units, performance-based restricted stock units and long-term cash incentives.

Effective as of May 11, 2016, Mr. Pekarsky resigned from his roles as the Company's Chief Executive Officer and Treasurer.

Greg Kitchener's Employment Agreement

On August 10, 2015, we entered into an Employment Agreement with Mr. Kitchener, pursuant to which Mr. Kitchener is employed as Executive Vice President and Chief Financial Officer.

Mr. Kitchener's employment agreement provides for a base salary of $225,000 per year and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors.

If we terminate Mr. Kitchener's employment without cause (as defined in his employment agreement) or if Mr. Kitchener resigns for good reason (as defined in his employment agreement) within 12 months of a change in control (as defined in his employment agreement) and he delivers a customary release of claims, he would be entitled to: (i) an amount equal to twelve (12) months of his then current base salary; (ii) a continuation of company-paid health insurance benefits applicable to him as of the change of control (or provision of benefits equivalent thereto) for 18 months; and (iii) 100% acceleration of his then unvested options or other equity awards and, subject to Section 409A of the Code, restricted stock units, performance-based restricted stock units and long-term incentives.

Kin Chan's Employment Agreement

On February 17, 2014, we entered into an Employment Agreement with Dr. Chan, pursuant to which Dr. Chan is employed as Executive Vice President of Research and Technology.

Dr. Chan's employment agreement provides for a base salary of $225,000 per year or such higher rate as the Company's board of directors may determine from time to time, and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors.

If we terminate Dr. Chan's employment or Dr. Chan resigns for good reason (as defined in his employment agreement) within 12 months of a change in control (as defined in his employment agreement) and he delivers a customary separation agreement and release of claims, he would be entitled to: (i) an amount equal to twenty four (24) months of his then current base salary; (ii) continuation of company-paid health insurance benefits applicable to him as of the change or control (or provision of benefits equivalent thereto) for 18 months; and (iii) 100% acceleration of his then unvested options or other equity awards and, subject to Section 409A of the Code, restricted stock units, performance-based restricted stock units and long-term incentives.

Outstanding Equity Awards

The following table includes information as of January 31, 2017 for outstanding equity awards held by our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Anja Krammer	—(1)	105,000	—	0.65	7/1/2026
	270,000(2)	90,000	—	0.62	7/21/2026
	—(3)	400,000	—	0.42	12/8/2026
James R. Pekarsky	—	—	—	—	—
Kin F. Chan, PhD	—(1)	55,000	—	0.65	7/1/2026
	127,500(2)	42,500	—	0.62	7/21/2026
	—(3)	150,000	—	0.42	12/8/2026
Greg Kitchener	83,229(4)	151,771	—	1.67	8/10/2025
	—(1)	55,000	—	0.65	7/1/2026
	—(5)	110,000	—	0.62	7/21/2026
	—(3)	175,000	—	0.42	12/8/2026

(1)The stock option was granted on July 1, 2016, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(2)The stock option was granted on July 21, 2016, and the shares subject to this option vest one‑half on the grant date and 1/12 of the remaining shares vest on the last day of each full calendar month thereafter.

(3)The stock option was granted on December 8, 2016, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(4)The stock option was granted on August 10, 2015, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(5)The stock option was granted on July 21, 2016, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

Employment Arrangements and Potential Payments upon Termination or Change in Control

See employment arrangements discussed above in “Employment Arrangements with Our Named Executive Officers”.

Director Compensation

The following table provides the total compensation for each person who served as a non‑employee member of our board of directors during fiscal year 2017, including all compensation awarded to, earned by or paid to each person who served as a non‑employee director for some portion or all of fiscal year 2017. Mr. Pekarsky, our former Chief

Executive Officer, and Ms. Krammer, our President, received no compensation for their services as members of our board of directors during fiscal year 2017, and are not included in this table. The compensation received by Mr. Pekarsky and Ms. Krammer as employees of the Company is presented in “Summary Compensation Table” below.

Director Compensation Fiscal Year 2017

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Michael Hubbard	94,542	129,476	224,018
Stephen Morlock	54,667	117,322	171,989
Craig Barbarosh(2)	26,333	68,498	94,831
Ping Wang(3)	—	—	—
C. Gregory Vontz	2,750	43,545	46,295

(1)Amounts listed under the “Option Awards” and “Stock Awards” columns represent the aggregate fair value amount computed as of the grant date of each option and award during fiscal year 2017 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements contained in our annual report on Form 10‑K for the year ended January 31, 2017 as filed with the SEC. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. For information regarding the number of stock options held by each non‑employee director as of January 31, 2017, see the column “Number of Securities Underlying Stock Options Held as of January 31, 2017” in the table below.

(2)Mr. Barbarosh resigned from the Company’s board of directors effective October 5, 2016.

(3)Mr. Wang ceased being a director effective July 5, 2016.

Each person who served as a non‑employee member of our Board of Directors during fiscal year 2017 held the following aggregate number of shares of our common stock subject to outstanding stock options as of January 31, 2017:

Name	Number of Securities Underlying Stock Options Held as of January 31, 2017
Michael Hubbard	345,000
Stephen Morlock	325,000
Craig Barbarosh	141,667
Ping Wang	—
C. Gregory Vontz	125,000

Retainer Fees.  We provide a quarterly cash retainer fee to each of our non‑employee directors for their services on the committees of our board of directors. From February 2016 to June 2016, our non‑employee directors were compensated as follows:

•$5,000 on a quarterly basis for service as the chair of our Audit Committee;

•$5,000 on a quarterly basis for service as the chair of our Compensation Committee; and

•$5,000 on a quarterly basis for service as the chair of our Nominating and Corporate Governance Committee.

From July 2016 to January 2017, our non‑employee directors were compensated as follows:

•$40,000 annual retainer;

•$35,000 for service as the chair of the board (a one‑time, supplemental retainer fee of $20,000 was paid to the Mr. Hubbard for his service as chair of the board in fiscal year 2017);

•$12,500 for service as the chair of our Audit Committee;

•$10,000 for service as the chair of our Compensation Committee;

•$6,000 for service as the chair of our Nominating and Corporate Governance Committee;

•$10,000 for service as a member of the Audit Committee;

•$10,000 for service as a member of the Compensation Committee; and

•$6,000 for service as a member of the Nominating and Corporate Governance Committee.

Equity Awards.  Each newly‑elected or appointed non‑employee director will be granted a stock option to purchase 65,000 shares of our common stock. Each stock option award will vest and become exercisable in equal monthly installments over two years from the vesting commencement date, subject to such non‑employee director’s continued service on our board of directors. The awards will have 10‑year terms and will terminate three years following the date the director ceases to be one of our directors or consultants.

In addition, all non‑employee directors will be granted an annual stock option to purchase 130,000 shares of our common stock. Each stock option award will vest and become exercisable in equal monthly installments over one year from the vesting commencement date, subject to such non‑employee director’s continued service on our board of directors. The awards will have 10‑year terms and will terminate three years following the date the director ceases to be one of our directors or consultants.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during fiscal year 2017 were Mr. Hubbard and Mr. Morlock. No member of our Compensation Committee in fiscal year 2017 was at any time during fiscal year 2017 or at any other time an officer or employee of BioPharmX Corporation or any of its subsidiaries, and none had or have any relationships with BioPharmX Corporation that are required to be disclosed under Item 404 of Regulation S‑K. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal year 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information is described above in Item 5.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2017 by:

•each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;

•each of our directors or director nominees;

•each of our named executive officers; and

•all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 67,719,577 shares of common stock outstanding as of March 31, 2017. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of

March 31, 2017  to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o BioPharmX Corporation, 1505 Adams Drive, Suite D, Menlo Park, California 94025.

s
	Shares Beneficially Owned
Name of Beneficial Owner	Shares of Common Stock	%
Directors and Named Executive Officers:
Anja Krammer(1)	2,815,000	4.1%
James R. Pekarsky(2)	2,411,452	3.6%
Greg Kitchener(3)	97,916	*
Kin F. Chan(4)	1,348,750	2.0%
Michael Hubbard (5)	227,916	*
Stephen Morlock (6)	1,006,277	1.5%
C. Gregory Vontz (7)	50,834	*
All executive officers and directors as a group (6 persons)(8)	5,546,693	8.1%
5% or Greater Stockholders
Entities Affiliated with Vivo Capital VIII, LLC.(9)	12,814,286	18.9%
Entities Affiliated with Franklin Advisors, Inc.(10)	9,769,615	14.4%

*Represents holdings of less than one percent

(1)Includes options exercisable for 315,000 shares of common stock within 60 days of March 31, 2017.

(2)Consists of 2,411,452 shares of our common stock held by The James Pekarsky Trust, of which James R. Pekarsky is the sole beneficiary and trustee. Effective as of May 11, 2016, Mr. Pekarsky resigned from his roles as the Company’s Chief Executive Officer and Treasurer and from his seat on the Company’s board of directors.

(3)Includes options exercisable for 97,916 shares of common stock within 60 days of March 31, 2017.

(4)Includes options exercisable for 148,750 shares of common stock within 60 days of March 31, 2017.

(5)Includes options exercisable for 227,916 shares of common stock within 60 days of March 31, 2017.

(6)Includes 251,071 shares of common stock held by the Stephen W. Morlock and Karen R. Morlock TIEE UPT dated 04/21/03, of which Mr. Morlock is a co‑trustee and co‑beneficiary, and options exercisable for 211,250 shares of common stock within 60 days of March 31, 2017.

(7)Includes options exercisable for 50,834 shares of common stock within 60 days of March 31, 2017.

(8)Includes options exercisable for 1,051,666 shares of common stock within 60 days of March 31, 2017.

(9)Based on the Schedule 13G filed with the SEC on December 2, 2016, these shares consist of 11,259,486 shares held by Vivo Capital Fund VIII, L.P. and 1,554,800 shares held by Vivo Capital Surplus Fund VIII, L.P. Vivo Capital VIII, LLC is the general partner of both Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. The voting members of Vivo Capital VIII, LLC are Frank Kung, Albert Cha, Edgar Engleman, Chen Yu and Shan Fu, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. Does not include additional 12,857,143 shares of common stock issuable upon exercise of warrants and 1,515 shares of preferred stock because they are not exercisable or convertible within 60 days of March 31, 2017. The warrants are exerciseable from March 29,

2018 and holder does not have the right to receive such shares upon exercise of warrants or conversion of preferred stock if the holder, together with certain affiliates, would beneficially own in excess of 19.9% of the outstanding shares of our common stock. The address of Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. is 575 High Street, Suite 201, Palo Alto, CA 94301.

(10)Franklin Advisors, Inc., or FAV, an indirectly wholly owned subsidiary of a publicly traded company, Franklin Resources, Inc., or FRI, may be deemed to be the beneficial owner of these securities for purposes of Rule 13d‑3 under the Exchange Act in its capacity as the investment adviser to Franklin Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund pursuant to investment management contracts that grant investment and/or voting power to FAV. When an investment management contract (including a sub‑advisory agreement) delegates to FAV investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats FAV as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, FAV reports for purposes of Section 13(d) of the Exchange Act that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement, unless otherwise specifically noted. Includes warrants exercisable for 270,000 shares of common stock within 60 days of March 31, 2017. Does not include additional 3,281,250 shares of common stock issuable upon exercise of warrants because they are not exercisable within 60 days of March 31, 2017, and holder does not have the right to receive such shares if the holder, together with certain affiliates, would beneficially own in excess of 19.9% of the outstanding shares of our common stock. The address of FRI is One Franklin Parkway, San Mateo, CA 94403‑1906.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer, president and director compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since February 1, 2016 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest or such other persons as may be required to be disclosed pursuant to Item 404 of Regulation S‑K, which we refer collectively refer to as related parties.

Pursuant to a Standstill Agreement dated August 12, 2016 among us, Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund and Franklin Strategic Series – Franklin Biotechnology Discovery Fund (together, “Franklin Templeton”), we agreed to appoint a candidate recommended by Franklin Templeton as a new independent member of our Board of Directors and to subsequently nominate for future director elections such candidate recommended by Franklin Templeton or a successor to such candidate, and Franklin Templeton agreed, subject to certain exceptions, that they and their affiliates will not, unless approved by a majority of the disinterested members of our Board of Directors, directly or indirectly, alone or in concert with others, acquire in excess of 25% of our common stock (including securities convertible into common stock).

On August 12, 2016, we issued and sold, in a private placement transaction, an aggregate of 484,615 shares of our common stock to Franklin Templeton and 115,385 shares of our common stock to an affiliate of Stephen Morlock, one of our directors. In connection with this transaction, we entered into a registration rights agreement dated August 12, 2016 with the purchasers listed therein, including Franklin Templeton and Stephen Morlock, pursuant to which we agreed to file a resale registration statement within three months from the closing of the private placement. The registration statement was filed with the SEC on September 14, 2016 and declared effective by the SEC on September 29, 2016.

In November 2016 through a public offering and December 2016 over-allotment exercise, we issued and sold  12,814,286 shares of common stock, 1,515 shares of preferred stock and warrants to purchase 12,857,143 shares of common stock to investments funds managed by Vivo Capital.

During fiscal year 2017, we employeed a family member related to Ms. Krammer in the marketing department.

Review, Approval or Ratification of Transactions with Related Parties

The charter of our Audit Committee requires that any transaction with a related party that must be reported under applicable rules of the SEC, other than compensation related matters, must be reviewed and approved or ratified by our Audit Committee. The Audit Committee has adopted a related party transactions policy to set forth the procedures for the identification, review, consideration and approval or ratification of these transactions, and a copy of such policy is available on our website at http://biopharmx.investorroom.com/corporate‑governance by clicking on “Related Person Transaction Policy”.

Director Independence

Our Board of Directors determines the independence of our directors by applying the independence principles and standards established by the NYSE MKT LLC, or NYSE MKT, including those published in the NYSE MKT LLC Company Guide. These provide that a director is independent only if our Board of Directors affirmatively determines that such director has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of such director. They also specify that a director who is an executive officer or employee of the company precludes a determination of independence with respect to such director. Under the rules of the NYSE MKT, independent directors must comprise at least 50% of our Board of Directors. In addition, the rules of NYSE MKT require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance committees must be independent.

Applying the standards above, our Board of Directors annually reviews the independence of the Company’s directors, taking into account all relevant facts and circumstances. In its most recent review, our Board of Directors reviewed and discussed, among other things, information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non‑employee director and the transactions involving them, and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. Based on this review, our Board of Directors determined that, aside from Anja Krammer, each of our director nominees and each member of our Board of Directors is currently considered an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NYSE MKT.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to performing the audit of our consolidated financial statements, BPM LLP provided various other services during fiscal year 2017 and 2016. Our Audit Committee has determined that BPM LLP’s provisioning of these services, which are described below, does not impair BPM LLP’s independence from us. The aggregate fees billed for fiscal year 2017 and 2016 for each of the following categories of services are as follows:

Fees Billed to BioPharmX Corporation	2017	2016
(in thousands)
Audit fees(1)	$ 331	$ 291
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$ 331	$ 291

(1)“Audit fees” include fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as comfort letters related to our public offering, consents and review of documents filed with the SEC. Fees related to our public offering included in fiscal year 2016 amounted to approximately $122,000.

(2)“Audit related fees” include fees for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3)“Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters; assistance with sales tax; and assistance with tax audits.

(4)“All other fees” consist of the aggregate fees billed for products and services provided by BPM LLP, other than included in “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee’s policy is to pre‑approve all audit and permissible non‑audit services provided by the independent registered public accounting firm regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre‑approval, and the fees for the services performed to date. These services may include audit services, audit related services, tax services and other services. Pre‑approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre‑approval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements and Schedules

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F‑1 of this Annual Report on Form 10‑K is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this Annual Report on Form 10‑K.

2.  Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10‑K.

ITEM 16. FORM 10-K SUMMARY

None.

BIOPHARMX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioPharmX Corporation

We have audited the accompanying consolidated balance sheets of BioPharmX Corporation and its subsidiary (the “Company”) as of January 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioPharmX Corporation and its subsidiary as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that BioPharmX Corporation and its subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BPM LLP

San Jose, California

April 21, 2017

Biopharmx corporation

Consolidated balance sheets

(in thousands, except share and per share data)

	January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,501	$4,039
Accounts receivable, net	4	7
Inventories	38	100
Prepaid expenses and other current assets	284	285
Total current assets	6,827	4,431

Property and equipment, net	120	216
Intangible assets, net	—	119
Other assets	154	85
Total assets	$7,101	$4,851

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,551	$1,777
Accrued expenses and other current liabilities	1,176	795
Related party payables	—	225
Total current liabilities	3,727	2,797

Long-term liabilities:
Warrant liability	403	—
Total liabilities	4,130	2,797
Commitments and contingencies (Note 6)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,515 and none issued and outstanding as of January 31, 2017 and 2016, respectively	1,515	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 67,719,577 and 25,208,684 shares issued and outstanding as of January 31, 2017 and 2016, respectively	68	25
Additional paid-in capital	46,026	28,261
Accumulated deficit	(44,638)	(26,232)
Total stockholders' equity	2,971	2,054

Total liabilities and stockholders' equity	$7,101	$4,851

The accompanying notes are an integral part of these consolidated financial statements.

BioPharmX Corporation

Consolidated statements of operations and Comprehensive loss

(in thousands, except share and per share data)

	Year ended January 31,
	2017	2016

Revenues, net	$100	$64
Cost of goods sold	516	237
Gross deficit	(416)	(173)
Operating expenses:
Research and development	10,158	5,702
Sales and marketing	3,198	5,109
General and administrative	4,654	4,174
Total operating expenses	18,010	14,985

Loss from operations	(18,426)	(15,158)

Change in fair value of warrant liability	163	—
Other expense, net	(141)	(436)
Loss before income taxes	(18,404)	(15,594)
Provision for income taxes	2	4
Net loss and comprehensive loss	(18,406)	(15,598)

Accretion on Series A convertible redeemable preferred stock	—	(202)
Deemed dividend on Series A convertible redeemable preferred stock	—	(201)
Deemed dividend on Series A convertible preferred stock	(126)	—
Net loss available to common stockholders	$(18,532)	$(16,001)

Basic and diluted net loss available to common stockholders per share	$(0.52)	$(0.89)

Shares used in computing basic and diluted net loss per share	35,806,000	17,950,000

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' EQUITY

(in thousands, except share data)

	Series A
	Convertible		Series A
	Redeemable		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at February 1, 2015	4,207,987	$6,823	—	$—	11,415,416	$11	$4,416	$(10,634)	$(6,207)
Issuance of common stock, net of expenses of $2,500	(4,207,987)	(7,226)	—	—	12,508,395	12	20,530	—	20,542
Issuance of common stock due to exercise of options	—	—	—	—	666,157	1	82	—	83
Issuance of common stock due to exercise of warrants	—	—	—	—	618,716	1	1,486	—	1,487
Expense related to the modification of warrants	—	—	—	—	—	—	436	—	436
Conversion of convertible notes payable to common stock	—	—	—	—	—	—	500	—	500
Stock-based compensation	—	—	—	—	—	—	1,214	—	1,214
Interest on preferred stock	—	201	—	—	—	—	(201)	—	(201)
Accretion of stock issuance costs	—	202	—	—	—	—	(202)	—	(202)
Net and comprehensive loss	—	—	—	—	—	—	—	(15,598)	(15,598)
Balance at January 31, 2016	—	$—	—	$—	25,208,684	$25	$28,261	$(26,232)	$2,054
Issuance of common and preferred stock, net of expenses of $3,138	—	—	1,515	1,389	40,453,182	40	15,283	—	16,712
Issuance of common stock due to exercise of options	—	—	—	—	131,000	1	40	—	41
Conversion of convertible notes payable to common stock	—	—	—	—	1,926,711	2	1,643	—	1,645
Stock-based compensation	—	—	—	—	—	—	1,491	—	1,491
Deemed dividend for preferred stock	—	—	—	126	—	—	(126)	—	—
Fair value of warrants issued	—	—	—	—	—	—	(566)	—	(566)
Net and comprehensive loss	—	—	—	—	—	—	—	(18,406)	(18,406)
Balance at January 31, 2017	—	$—	1,515	$1,515	67,719,577	$68	$46,026	$(44,638)	$2,971

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended January 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,406)	$(15,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,491	1,214
Expense related to modification of warrants	—	436
Depreciation expense	141	56
Amortization expense	119	30
Non-cash interest expense	145	—
Change in fair value of warrant liability	(163)	—
Changes in assets and liabilities:
Accounts receivable	3	(6)
Inventories	62	60
Prepaid expenses and other assets	(68)	(46)
Accounts payable	774	625
Accrued expenses and other liabilities	381	608
Related party payables	(225)	7
Net cash used in operating activities	(15,746)	(12,614)
Cash flows from investing activities:
Purchases of property and equipment	(45)	(38)
Net cash used in investing activities	(45)	(38)
Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	16,712	13,316
Proceeds from exercises of stock options	41	83
Proceeds from exercises of common stock warrants	—	1,487
Proceeds from issuance of convertible notes, net	1,500	500
Net cash provided by financing activities	18,253	15,386
Net increase in cash and cash equivalents	2,462	2,734
Cash and cash equivalents at beginning of period	4,039	1,305
Cash and cash equivalents at end of period	$6,501	$4,039

Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$7,226
Conversion of convertible notes payable and accrued interest to common stock	$1,645	$—
Fair value of beneficial conversion feature issued in connection with convertible notes	$88	$—
Deemed dividend on Series A convertible preferred stock	$126	$—
Supplemental disclosures:
Income taxes paid	$2	$4

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

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement in December 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible notes.  In June 2015, the Company raised net proceeds of $7.8 million through the sale of its common stock in a public offering and concurrently completed an uplisting to the NYSE MKT. In December 2015 the Company raised net proceeds of $5.5 million in a private offering of its common stock and, in April 2016, it raised net proceeds of $3.6 million from an issuance of common stock and warrants to purchase common stock in a public offering.    In August 2016, the Company raised net proceeds of $1.3 million in a private offering of its common stock and $1.5 million through the sale of convertible promissory notes.  In September 2016, the Company raised net proceeds of $0.8 million in a registered direct offering.  In November 2016, the Company raised net proceeds of $10.6 million from a public offering of common stock, preferred stock and warrants to purchase common stock in a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.

Share Exchange

On January 23, 2014, the Company (then operating as Thompson Designs, Inc.), BioPharmX, Inc. and stockholders of BioPharmX, Inc., who collectively owned 100% of BioPharmX, Inc., entered into and consummated transactions pursuant to a share exchange agreement, such transaction referred to as the Share Exchange, whereby the Company issued to the stockholders of BioPharmX, Inc. an aggregate of 7,025,000 shares of its common stock, in exchange for 100% of the shares of BioPharmX, Inc. held by stockholders. The shares of the Company’s common stock received by the stockholders of BioPharmX, Inc. in the Share Exchange constituted approximately 77.8% of its then issued and outstanding common stock, after giving effect to the issuance of shares pursuant to the share exchange agreement. As a result of the Share Exchange, BioPharmX, Inc. became the Company’s wholly-owned subsidiary. For accounting purposes, the Share Exchange was treated as a reverse acquisition with BioPharmX, Inc. as the acquirer and the Company as the acquired party. On March 3, 2014, the Company changed its name to BioPharmX Corporation. On May 16, 2014, the Company reincorporated from Nevada to Delaware.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The accompanying financial statements include the accounts of BioPharmX and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Restricted cash has been included in other assets. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported total assets, total stockholders’ equity or net loss.

Accounts Receivable

Accounts receivable is recorded net of cash discounts for prompt payment and return allowances. There was no allowance for doubtful accounts receivable recorded at either January 31, 2017 or 2016.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for inventory, which may have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for the products are less favorable than forecasted, the Company may be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

The Company must order components for its products and build inventory in advance of product shipments. The Company has a purchase commitment relating to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable as detailed in Note 6. The Company assesses its purchase commitment based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other liabilities and related party payables approximate fair value due to their short maturities.

Property and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Estimated
Description	Useful Life
Furniture	5 - 7
Laboratory equipment	3 - 5
Computer and equipment	3 - 5
Software	5

Intangible Assets

Intangible assets with finite useful lives are amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable.

The intangible assets were acquired in March 2013 in connection with the collaboration and license agreement with Iogen detailed in Note 6. Amortization of the intangible assets commenced in January 2015 with the first recognition of revenue related to VI2OLET and was being taken on a straight-line basis over 5 years.  In the fourth quarter of 2017, the Company determined that the future cash flows expected to be generated by the intangible assets did not exceed their fair value, therefore deemed the intangible assets were fully impaired.  The Company recorded an impairment charge of approximately $89,000, which is included in amortization expense in the consolidated statement of operations and cash flows.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company recorded an impairment loss related to the intangible assets as detailed in Note 6.  In the fourth quarter of 2017, the Company determined that the future cash flows expected to be generated from capitalized software costs did not exceed their fair value, therefore deemed the asset was fully impaired.  The Company recorded accelerated depreciation of approximately $73,000, which is included in depreciation expense in the consolidated statement of operations and cash flows.

Convertible Notes

The Company issued convertible notes that had conversion prices which resulted in an embedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature was recorded as a debt discount with the corresponding amount to additional paid in capital.  The debt discount was amortized to interest expense over the life of the convertible notes using the effective interest method.

Warrant Liability

The Company accounts for certain of its warrants as derivative liabilities based on provisions relating to cash settlement options.  The Company recorded a liability for the fair value of the warrants at the time of issuance, and at each reporting date the warrant is revalued to the instrument’s fair value. The fair value of the warrant is estimated using the Black-Scholes pricing model. This liability is subject to fair value re-measurement until the warrants are exercised or expired, and any change in fair value is recognized as other income or expense in the consolidated statement of operations and comprehensive loss.

Revenue Recognition

VI2OLET is an iodine dietary supplement. Revenue is recognized provided that persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss has transferred, collectibility of the resulting receivable is reasonably assured, there are no customer acceptance requirements and we do not have any significant post-shipment obligations. The Company recognizes revenue on a sell-through basis for customer arrangements in which it does not have historical information to estimate product returns, pricing discounts or other concessions upon shipment. For these product shipments, the Company invoices the reseller, records deferred revenue at the gross invoice sales price and classifies the cost basis of the product held by the wholesaler as a component of inventory. Deferred revenue is adjusted for price protection and other revenue reserves. Revenue is recognized when product is sold by the reseller to the end user, on a first-in first-out (FIFO) basis.  For customer arrangements in which returns, price discounts and other concessions can be reasonably estimated, revenue is recognized upon shipment and a reserve is recorded for returns, price discounts and other concessions.

Cost of Good Sold

Costs of good sold includes direct costs related to the sale of the Company’s iodine dietary supplement, write-downs of excess and obsolete inventories and amortization of intangible assets.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, product development, consulting, materials, supplies, and facilities and other overhead allocations.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $0.3 million and $1.2 million for years ended January 31, 2017 and 2016, respectively.

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

Comprehensive Loss

Comprehensive loss is the change in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the years ended January 31, 2017 and 2016, the Company’s comprehensive loss is equal to net loss. There were no components of other comprehensive loss for any of the periods presented.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding for the year ended January 31, 2017 excludes 193,333 shares of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants, and the assumed conversion of preferred stock are determined under the treasury stock method.

As of January 31, 2017 and 2016, approximately 48,762,000 and 5,741,000, potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU No. 2014-15) to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has adopted ASU No. 2014-15, see Note 2 for further disclosure.

In July 2015, FASB issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. The amendment took effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard on February 1, 2017, and there was no material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard on February 1, 2017, and there was no material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in process of evaluating the impact of this guidance on its consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2017, the Company had cash and cash equivalents of $6.5 million and working capital of $3.1 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss available to common stockholders of $18.5 million and $16.0 million for the years ended January 31, 2017 and 2016, respectively, and had an accumulated deficit of $44.6 million as of January 31, 2017.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company continues its research and development efforts for its product candidates, which will require significant funding. If the Company is unable to obtain additional financing in the future or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company.  The Company plans to increase working capital by managing its cash flows and expenses and raising additional capital through either private or public equity or debt financing. There can be no assurance that such financing will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

3.  BALANCE SHEET DETAILS

	January 31,
	2017	2016
	(in thousands)
Inventories:
Work in process	$23	$18
Finished goods	8	28
Channel inventory	7	54
	$38	$100

	January 31,
	2017	2016
	(in thousands)
Property and equipment, net:
Furniture	$21	$21
Laboratory equipment	69	27
Computer and equipment	112	112
Software	—	144
	202	304
Less: accumulated depreciation	(82)	(88)
	$120	$216

Depreciation expense for the year ended January 31, 2017 was approximately $141,000, which included approximately $73,000 of accelerated depreciation related to capitalized software costs. Depreciation expense for the year ended January 31, 2016 was approximately $56,000.

Intangible assets, net:

Intangible assets were as follows (dollar amounts in thousands):

	January 31, 2017
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Intangible assets	—	$150	$(150)	$—

	January 31, 2016
	Estimated	Gross	Accumulated	Net
	Useful Life	Value	Amortization	Value
Intangible assets	5 years	$150	$(31)	$119

In the fourth quarter of 2017, the Company determed that the future cash flows expected to be generated from the intangible assets did not exceed their fair value, therefore recorded an impairment loss of approximately $89,000 related to the intangible assets.    The impairment charge is recorded as amortization expense.    Amortization expense for the years ended January 31, 2017 and 2016 was approximately $119,000 and $30,000, respectively. Amortization is recorded in cost of goods sold.

	January 31,
	2017	2016
	(in thousands)
Accrued liabilities:
Research and development	$327	$160
Payroll	412	209
Legal	55	125
Marketing	—	74
Deferred rent	—	26
Deferred revenue	11	19
Other	371	182
	$1,176	$795

4. FAIR VALUE MEASURMENTS

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

As of January 31, 2017 and 2016, the Company held $5.5 million and $3.6 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierachy (in thousands):

Warrant Liability
Balance as of January 31, 2016	$—
Fair value of warrants issued	566
Change in fair value of warrants	(163)
Balance as of January 31, 2017	$403

5.  RELATED PARTY PAYABLES

Since the beginning of 2014, a portion of the compensation of the founding executives of the Company was deferred and included in the related party payables balance.  The deferred compensation was non-interest bearing and has periodically been paid to these executives.  There were no related party payables as of January 31, 2017. Related party payables as of January 31, 2016 was $225,000.

6.  COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of January 31, 2017 (in thousands):

	Total	2018	2019	2020	2021

Operating lease	$564	$564	$—	$—	$—
Purchase commitment	1,053	264	263	263	263

Total	$1,617	$828	$263	$263	$263

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. The lease expires in December 2017. Rent expense for the years ended January 31, 2017 and 2016 was $434,000 was $357,000, respectively.

The purchase commitment relates to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable. The Company assesses its purchase commitments based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts. During the year ended January 31, 2017, the Company recorded a charge of approximately $343,000 as its demand forecast indicated such inventory was deemed excess. The Company continues to pursue additional channel distribution expansion for VI2OLET by way of partnerships and sublicense with women’s health and/or consumer companies.  The expected increase in demand generated from these partnerships is included in the Company’s demand forecast. If the Company is unsuccessful in securing such partnerships or sublicensee, it is possible that a loss contingency related to the excess purchase commitments will be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

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

The Company capitalized as intangible assets, the amount of $150,000 related to this agreement. In the fourth quarter of 2017, the Company determined that the future cash flows expected to be generated from the intangible assets did not exceed their fair value, therefore deemed the assets were fully impaired.  The Company recorded an impairment charge of approximately $89,000 and is included in amortization expense.  As of January 31, 2016, the balance, net of amortization, was $119,000. No royalties have been paid as of January 31, 2017.

7.  CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

As described in Note 1, on January 23, 2014, the Company issued 7,025,000 shares of its common stock to BioPharmX, Inc. stockholders.

The Company issued convertible notes (“Notes”) from September 2012 through March 2014. Under the terms of the Notes, on April 11, 2014, the Notes automatically converted into 1,526,001 shares of common stock upon the Company’s sale of Series A Preferred Stock.

In June 2015, the Company uplisted to the NYSE MKT and simultaneously completed a public offering in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million. Pursuant to the terms of a convertible note previously issued, immediately prior to the closing of the offering, the principal amount and all accrued and unpaid interest converted into 182,266 shares of common stock.  Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund (“KIP”), an existing stockholder, agreed to purchase 1,081,081 shares of common stock from the Company at a price of $1.85 per share in a private placement (the “KIP private placement”) upon the earlier to occur of (i) the Company receiving revenues from VI2OLET of $2,000,000 or (ii) receipt by the Company of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP has previously informed the Company of its intention to complete the KIP private placement even if the Company’s stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and the Company does not expect the private placement to close. As consideration for Ping Wang’s service as a director of the Company (Mr. Wang is no longer a director of the Company), 290,000 shares of the Company’s common stock were issued, of which 96,667 shares vested immediately and 193,333 shares will vest immediately upon completion of the $2.0 million investment. The Company does not expect these shares to vest.

In December 2015, the Company sold 4,100,000 shares of common stock at a price per share of $1.43 resulting in net proceeds of $5.5 million in a private placement to investment funds managed by Franklin Advisers. For a period of five years, Franklin Advisers has the right to purchase up to an aggregate of 20% of the securities offered by the Company in any subsequent private placement.

In April 2016, the Company issued 3,600,000 shares of common stock at a price per share of $1.195 resulting in net proceeds of $3.6 million and warrants to purchase 1,952,000  shares of common stock in a public offering. These warrants have an exercise price of $1.20 per share and expire on April 1, 2021. As of January 31, 2017, all of these warrants were outstanding.

In August 2016, the Company issued 2,423,077 shares of common stock at a price per share of $0.65 resulting in net proceeds of $1.3 million in a private offering.

In September 2016, the Company issued 1,550,000 shares of common stock at a price per share of $0.60 resulting in net proceeds of $0.8 million and warrants to purchase 1,286,501 shares of common stock in a registered direct offering.  These warrants have an exercise price of $0.80 per share and expire in five years. As of January 31, 2017, all of these warrants were outstanding.

On August 17, 2016, the Company issued a secured convertible promissory note (“Secured Note”) in the principal amount of $1.0 million.  The Secured Note included a term to maturity of 36 months and an interest rate of 10% per annum.  On August 17, 2016, the Company issued an unsecured convertible promissory note (“Unsecured Note”) in the principal amount of $0.5 million.  The Unsecured Note included a term to maturity of 6 months and an interest rate of 10% per annum.  Both the Secured Note and Unsecured Note (together, “Notes”) were convertible into the Company’s common stock at a conversion price of $0.80 per share.  Upon issuance of the Notes, debt discounts of approximately $88,000 resulting from a beneficial conversion feature and debt issuance costs of approximately $16,000 were recorded and expensed to interest expense when converted to common stock.  Pursuant to the conversion features included in the Notes, the Notes’ principal amount and unpaid accrued interest automatically converted into 1,926,711 shares of common stock immediately prior to the completion of the Company’s public offering on November 28, 2016.

In November 2016, the Company issued 31,489,429 shares of common stock at a price per share of $0.35, 1,515 shares of Series A convertible preferred stock (“Preferred Stock”) at a price per share of $1,000 and warrants to purchase 31,499,725 shares of common stock in a public offering resulting in net proceeds of $10.6 million. In

December 2016, the underwriters exercised their option to purchase an additional 1,390,676 shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.

Series A Convertible Redeemable Preferred Stock

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

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred stock financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2017, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of  $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of these warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of four to five years and expected volatility of 85.9%.  As of January 31, 2017, of the warrants issued in connection with the Series A convertible redeemable preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 17, 2016, all shares of Series A preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations.  As of January 31, 2017 and 2016, there were 10,000,000 shares of Series A convertible redeemable preferred stock authorized and none were outstanding.

Series A Convertible Preferred Stock

The Preferred Stock issued in November 2016 included warrants to purchase 3,246,429 shares of common stock. The Preferred Stock had a purchase price of $1,000 per share and are convertible into common stock at a conversion rate of $0.35 per share.  For the first 18 months after issuance, the Preferred Stock and are immediately convertible at the option of the holder up to the holder’s pro rata share of 19.99% of the Company’s common stock outstanding at the time of conversion.  After the first 18 months after issuance, the ownershiop limitation expires and, at the option of the holder, the Preferred Stock can be converted into common stock. The Preferred Stock contained a beneficial conversion feature valued at $0.1 million, which was recorded as a deemed dividend at the time of issuance, which is considered to be the earliest time of conversion. As of January 31, 2017, all the Preferred Stock and related warrants remain outstanding.

Warrants

In addition to the warrants issued in conjunction with the Series A convertible redeemable preferred stock subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of January 31, 2017, all were outstanding. On May 14, 2014, the Company issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance. These warrants are immediately exercisable, and in June 2015, a portion of the warrants were exercised for 54,054 shares of common stock. As of January 31, 2017, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the offering completed in June 2015, 109,091 warrants were issued to the underwriters at the public offering price of $2.75.  These warrants expire five years after the date of issuance. As of January 31, 2017, all of these warrants were outstanding.

In connection with the sale of common stock in April 2016, warrants to purchase 1,952,000 shares of common stock were issued at an exercise price of $1.20.  As of January 31, 2017, all of these warrants were outstanding.

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.80.  As of January 31, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of January 31, 2017, the fair value of the warrant liability was approximately $403,000 and was included as a long-term liability.

In connection with the sale of common stock in November 2016, warrants to purchase 31,499,725 shares of common stock were issued at exercise prices ranging from $0.33 to $0.44 and expire five to seven years from the date of exercisability.  As of January 31, 2017, all of these warrants were outstanding.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (“2014 Plan”), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant.  Under the 2016 Plan, 4,000,000 shares were reserved for issuance.  The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance at February 1, 2015	1,043,000	2,689,252	$0.91	8.58	$5,625
Granted	(1,274,000)	1,274,000	2.25
Exercised	—	(676,769)	0.12
Cancelled	581,875	(581,875)	1.59
Balance at January 31, 2016	350,875	2,704,608	$1.59	8.37	$1,343
Shares authorized for issuance	4,000,000	—
Granted	(4,664,054)	4,664,054	0.55
Exercised	—	(131,000)	0.31
Cancelled prior to and upon termination of the 2014 Plan	587,249	(587,249)	1.76
Cancelled subsequent to termination of the 2014 Plan	—	(184,584)	1.92
Expired upon termination of the 2014 Plan	(21,691)	—
Balance at January 31, 2017	252,379	6,465,829	$0.77	8.77	$238
Vested and exercisable		2,121,007	$1.02	7.39	$91
Vested and expected to vest		5,891,697	$0.79	8.70	$217

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of January 31, 2016 and 2017	660,000	$1.44	8.72	$—
Vested and exercisable	203,541	$1.44	8.69	$—
Vested and expected to vest	537,277	$1.44	8.71	$—

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2017:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.20 - $0.35	658,108	6.67	$0.31	524,042	$0.32
$0.36 - $0.65	4,093,667	9.60	$0.53	519,167	$0.61
$0.66 - $1.09	734,054	7.51	$0.91	402,698	$0.90
$1.10 - $1.85	1,540,000	8.10	$1.68	784,892	$1.70
$1.86 - $3.00	100,000	8.25	$3.00	93,749	$3.00
	7,125,829	8.77	$0.83	2,324,548	$1.06

The total intrinsic value of stock options exercised during the years ended January 31, 2017 and 2016, was approximately $65,000 and $1.4 million, respectively. The weighted average grant date fair values of the stock options granted during the years ended January 31, 2017 and 2016 was $0.40 and $1.44, respectively.

8.  STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the statement of operations and comprehensive loss for the periods ended (in thousands):

	Year ended
	January 31,
	2017	2016
Research and development	$398	$256
Sales and marketing	346	443
General and administrative	747	515
Total	$1,491	$1,214

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of January 31, 2017, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.66 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	Year ended
	January 31,
	2017	2016
Expected volatility	95.5% - 98.6%	81.3% - 82.6%
Expected term in years	5.0 - 6.5	6.0
Risk-free interest rate	1.12% - 2.03%	1.57% - 2.26%
Expected dividend yield	—	—

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

9.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all full-time employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company has made no contributions to the plan for the years ended January 31, 2017 and 2016.

10.  INCOME TAXES

No federal income taxes were paid during the years ended January 31, 2017 and 2016 due to the Company’s net losses. The provision of income taxes consist of state minimum income taxes.

As of January 31, 2017, the Company had available federal net operating loss (“NOL”) carry-forwards of approximately $39.5 million which will begin to expire in 2030 and California state NOL carry-forwards of approximately $37.3 million which will begin to expire in 2030. As of January 31, 2017 and 2016, the net deferred tax assets of approximately $17.3 million and $8.8 million, respectively, generated primarily by NOL carry-forwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by approximately $8.5 million and $5.2 million during the years ended January 31, 2017 and 2016,  respectively.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.

Significant components of the Company’s deferred tax assets were as follows (in thousands):

	January 31,
Deferred tax assets:	2017	2016
Net operating loss carryforwards	$15,618	$7,727
Stock-based compensation expense	908	577
Tax credit carryforwards	576	311
Other	194	216
Total deferred tax assets	17,296	8,831
Less: valuation allowance	(17,296)	(8,831)
Net deferred tax assets	$—	$—

A reconciliation of income taxes provided at the federal statutory rate ( 34% ) to the actual income tax provision was as follows (in thousands):

	Year ended
	January 31,
	2017	2016
Income tax benefit computed at U.S. statutory rate	$(6,258)	$(5,302)
State income tax (net of federal benefit)	(1,196)	(838)
Research and development credits	(125)	(128)
Change in valuation allowance	7,342	5,904
Other	239	368
Provision for income taxes	$2	$4

As of January 31, 2017 and 2016, the Company did not have any material unrecognized tax benefits. The tax years from 2010 to 2017 remain open for examination by the federal and state authorities.

11.  SUBSEQUENT EVENTS

On March 28, 2017, the Company held its Special Meeting of Stockholders whereby the stockholders voted in favor of the following:

•	to amend the Company’s certificate of incorporation to increase the total number of authorized shares of common stock from 90 million shares to 450 million shares;
•

to amend the Company’s certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of the board of directors before January 31, 2018; and which the board of directors may alternatively elect to abandon and not effect, in its sole discretion; and

•	to amend the Company’s 2016 Equity Incentive Plan such that the number of share available for issuance under the 2016 Equity Incentive Plan was increased by 20,000,000 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on April 21, 2017.

BIOPHARMX CORPORATION

By:	/s/ ANJA KRAMMER
	Name:	Anja Krammer
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANJA KRAMMER	President and Director (Principal Executive
Anja Krammer	Officer)	April 21, 2017

/s/ GREG KITCHENER	Chief Financial Officer (Principal Financial	April 21, 2017
Greg Kitchener	Officer and Principal Accounting Officer)

/s/ MICHAEL HUBBARD	Director	April 21, 2017
Michael Hubbard

/s/ STEPHEN MORLOCK	Director	April 21, 2017
Stephen Morlock

/s/ C. GREGORY VONTZ	Director	April 21, 2017
C. Gregory Vontz

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
2.1	Form of Share Exchange Agreement dated January 23, 2014 by and among Thompson Designs, Inc., BioPharmX, Inc. and BioPharmX, Inc. Stockholders	8‑K	000‑54871	1/27/2014	2.1

3.1	Certificate of Incorporation	S-8	333-201708	1/26/2015	4.01

3.2	Bylaws	S‑8	333‑201708	1/26/2015	4.02

3.3	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/18/2016	3.1

3.4	Certificate of Designations of Preferences, Right and Limitations of Series A Convertible Preferred Stock	S-1/A	333-214116	11/18/2016	3.1

3.5	Certificate of Amendment to the Certificate of Incorporation					X

4.1	Specimen Stock Certificate	S‑8	333‑201708	1/26/2015	4.03

4.2	Promissory Note, dated December 21, 2012 between Thompson Designs, Inc. and Kade Thompson	10‑K	000‑54871	12/31/12	10.1

4.3	Subscription Agreement, dated October 24, 2014, between the Company and KIP Overseas Expansion Platform Fund (as amended)	10-K	001-37411	5/2/2016	4.3

4.4	Registration Rights Agreement, dated December 10, 2015 by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

4.5	Purchase Agreement, dated December 9, 2015, by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.6	Standstill Agreement, dated August 12, 2016, by and among the Company and Franklin Templeton Investment Funds – Franklin Biotehnology Diversity Fund, and Franklin Strategic Series – Franklin Biotechnology Discovery Fund	8‑K	001‑37411	8/18/2016	4.1

4.7	Form of Common Stock Purchase Warrant (issued in connection with April 2016 stock offering)	8‑K	011‑37411	3/29/2016	4.1

4.8	Form of Common Stock Purchase Warrant (issued in connection with Series A stock offering)	10‑K	000‑54871	3/31/2014	Exh. B to Exh. 10.11

4.9	Form of Underwriters’ Warrant Agreement (issued in connection with June 2015 stock offering)	S‑1/A	333‑203317	6/1/2015	4.4

4.10	Assignment and Acceptance, dated September 8, 2016 by and among BioPharmX Corporation, RTW Master Funds, Ltd. and RTW Innovation Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.5
4.11	Form of Common Stock Purchase Warrant	8-K	001-37411	9/27/2016	4.1
4.12	Form of Securities Purchase Agreement	8-K	001-37411	9/27/2016	10.1
4.13	Form of Common Stock Warrant	8-K	001-37411	11/22/2016	4.4
10.1*	Form of Employment Agreement between James Pekarsky and Thompson Designs, Inc.	8‑K	000‑54871	1/27/2014	10.2

10.2*	Form of Employment Agreement between Anja Krammer and Thompson Designs, Inc.	8‑K	000‑54871	1/27/2014	10.3

10.3*	Offer letter, dated July 14, 2015, by and between BioPharmX Corporation and Greg Kitchener	10‑Q	001‑37411	9/14/2015	10.1

10.4*	Employment Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener	10‑Q	001‑37411	9/14/2015	10.2

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.5*	Notice of Inducement Option Grant and Inducement Stock Option Plan and Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener	10‑Q	001‑37411	9/14/2015	10.3

10.6	Amended and Restated Collaboration and License Agreement dated March 1, 2013 between BioPharmX, Inc. and Iogen LLC	8‑K	000‑54871	1/27/2014	10.4

10.7	Collaboration and Supply Agreement dated October 22, 2013 between BioPharmX, Inc. and Nutech Medical, Inc.	8‑K	000‑54871	1/27/2014	10.5

10.8	Sublease Agreement entered into on December 14, 2016 between BioPharmX, Inc. and Refuge Biotechnologies, Inc.	8‑K	001‑37411	12/19/2016	10.1

10.9*	2014 Equity Incentive Plan	8-K	000-54871	1/27/2014	10.7

10.10*	Form of 2014 Equity Incentive Plan award agreement	S-8	333-201708	1/26/2015	4.05

10.11*	Amended 2016 Equity Incentive Plan					X

10.12*	Form of Stock Option Agreement	S‑8	333‑213627	9/14/2016	4.05

10.13*	Form of Restricted Stock Unit Award Agreement	S‑8	333‑213627	9/14/2016	4.06

10.14*	Form of Stock Bonus Award Agreement	S‑8	333‑213627	9/14/2016	4.07

10.15*	Form of Restricted Stock Agreement	S‑8	333‑213627	9/14/2016	4.08

10.16*	Form of Stock Appreciation Right Award Agreement	S‑8	333‑213627	9/14/2016	4.09

10.17	Form of Indemnification Agreement	S‑1/A	333‑203317	5/14/2015	10.16

10.18	Commercial Supply Agreement dated effective as of June 25, 2014 between BioPharmX, Inc.and Gregory Pharmaceutical Holdings, Inc.	S‑1/A	333‑203317	5/14/2015	10.17

10.19	Sublease Agreement dated December 14, 2016 between Refuge Biotechnologies, Inc. and BioPharmX, Inc.	8-K	001-37411	12/19/2016	10.1

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.20	Purchase Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto	8-K	001-37411	8/18/2016	10.1

10.21	Letter Agreement, dated August 12, 2016, by and among BioPharmX Corporation, Franklin Strategic Series – Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund	8-K	001-37411	8/18/2016	10.2
10.22	Engagement Letter between BioPharmX Corporation and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of September 24, 2016	8-K	001-37411	9/27/2016	10.2
10.23	Form of Employment between Anja Krammer and BioPharmX, Inc.					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BPM LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*Indicates a management contract, compensatory plan or arrangement