Form 10-Q
period 2017-04-30
BioPharmX Corp
filed 2017-06-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or a emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2017, there were outstanding 74,129,835 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	April 30,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$6,709	$6,501
Accounts receivable, net	3	4
Inventories	30	38
Prepaid expenses and other current assets	240	284
Total current assets	6,982	6,827

Property and equipment, net	118	120
Other assets	154	154
Total assets	$7,254	$7,101

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,308	$2,551
Accrued expenses and other current liabilities	1,776	1,176
Total current liabilities	4,084	3,727

Long-term liabilities:
Warrant liability	767	403
Total liabilities	4,851	4,130

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,515 issued and outstanding as of April 30, 2017 and January 31, 2017	1,515	1,515
Common stock, $0.001 par value; 450,000,000 shares authorized; 74,129,835 and 67,719,577 shares issued and outstanding as of April 30, 2017 and January 31, 2017, respectively	74	68
Additional paid-in capital	50,849	46,026
Accumulated deficit	(50,035)	(44,638)
Total stockholders' equity	2,403	2,971

Total liabilities and stockholders' equity	$7,254	$7,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended
	April 30,
	2017	2016

Revenues, net	$19	$33
Cost of goods sold	11	20
Gross margin	8	13
Operating expenses:
Research and development	2,941	2,173
Sales and marketing	797	1,107
General and administrative	1,303	1,193
Total operating expenses	5,041	4,473

Loss from operations	(5,033)	(4,460)

Change in fair value of warrant liability	(364)	—
Other income	1	1
Loss before income taxes	(5,396)	(4,459)
Provision for income taxes	1	2
Net loss and comprehensive loss	$(5,397)	$(4,461)

Basic and diluted net loss per share	$(0.08)	$(0.17)

Shares used in computing basic and diluted net loss per share	67,670,000	26,202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,397)	$(4,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	385	273
Depreciation expense	12	16
Amortization expense	—	7
Change in fair value of warrant liability	364	—
Changes in assets and liabilities:
Accounts receivable	1	1
Inventories	8	24
Prepaid expenses and other assets	44	—
Accounts payable	(243)	617
Accrued expenses and other liabilities	600	(74)
Net cash used in operating activities	(4,226)	(3,597)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(5)
Net cash used in investing activities	(10)	(5)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	4,444	3,583
Proceeds from exercises of stock options	—	18
Net cash provided by financing activities	4,444	3,601
Net increase (decrease) in cash and cash equivalents	208	(1)
Cash and cash equivalents at beginning of period	6,501	4,039
Cash and cash equivalents at end of period	$6,709	$4,038

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

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In April 2017, the Company raised net proceeds of $4.4 million in a registered direct offering.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017, filed on April 21, 2017. The condensed consolidated balance sheet as of January 31, 2017, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2017 and January 31, 2017, and the Company’s results of operations and its cash flows for the three months ended April 30, 2017 and 2016.  The results for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the year ending January 31, 2018 or any future period.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the standard cost method which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for inventory, which may have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for the products are less favorable than forecasted, the Company may be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

The Company must order components for its products and build inventory in advance of product shipments. The Company has a purchase commitment relating to the manufacturing of VI2OLET finished product (iodine supplement tablets), which is non-cancelable as detailed in Note 5. The Company assesses its purchase commitment based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the three months ended April 30, 2017.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $15,000 and $219,000 for the three months ended April 30, 2017 and 2016, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three months ended April 30, 2017 and 2016 excludes 193,333 shares of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants and the assumed conversion of preferred stock are determined under the treasury stock method.

For the three months ended April 30, 2017 and 2016, approximately 57,222,000 and 7,744,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Warrant Liability

The Company accounts for certain of its warrants as derivative liabilities based on provisions relating to cash settlement options.  The Company recorded a liability for the fair value of the warrants at the time of issuance, and at each reporting date the warrants are revalued to the instrument’s fair value. The fair value of the warrants are estimated using the Black-Scholes pricing model. This liability is subject to fair value re-measurement until the warrants are exercised or expired, and any change in fair value is recognized as other income or expense in the condensed consolidated statements of operations and comprehensive loss.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. There have been no significant changes in the Company’s significant accounting policies for the three months ended April 30, 2017, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Recent Accounting Pronouncements

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendment. The amendment took effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard on February 1, 2017, and there was no material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard on February 1, 2017, and there was no material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date, while allowing for early adoption (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2017, the Company had cash and cash equivalents of $6.7 million and working capital of $2.9 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $5.4 million and $4.5 million for the three months ended April 30, 2017 and 2016, respectively, and had an accumulated deficit of $50.0 million as of April 30, 2017.

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

As of April 30, 2017 and January 31, 2017, the Company held $6.4 million and $5.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierachy (in thousands):

Warrant Liability
Balance as of January 31, 2017	$403
Change in fair value of warrants	364
Balance as of April 30, 2017	$767

4. BALANCE SHEET DETAILS

	April 30,	January 31,
	2017	2017
	(in thousands)
Inventories:
Work in process	$18	$23
Finished goods	7	8
Channel inventory	5	7
	$30	$38

5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of April 30, 2017 (in thousands):

	Total	2018	2019	2020	2021

Operating lease	$410	$410	$—	$—	$—
Purchase commitment	1,053	264	263	263	263
Total	$1,463	$674	$263	$263	$263

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. The lease expires in December 2017. Rent expense for the three months ended April 30, 2017 and 2016 was $145,000 was $86,000, respectively.

The purchase commitment relates to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable. The Company assesses its purchase commitments based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts. During the year ended January 31, 2017, the Company recorded a charge of approximately $343,000 as its demand forecast indicated such inventory was deemed excess. The Company continues to pursue additional channel distribution expansion for VI2OLET by way of partnerships and/or sublicense with women’s health and/or consumer companies.  The expected increase in demand generated from these partnerships is included in the Company’s demand forecast. If the Company is unsuccessful in securing such partnerships or sublicensee, it is possible that a loss contingency related to the excess purchase commitments will be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

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

No royalties have been paid as of April 30, 2017.

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

In April 2016, the Company issued 3,600,000 shares of common stock at a price per share of $1.195 resulting in net proceeds of $3.6 million and warrants to purchase 1,952,000  shares of common stock in a public offering. These warrants have an exercise price of $1.20 per share and expire on April 1, 2021. As of April 30, 2017, all of these warrants were outstanding.

In August 2016, the Company issued 2,423,077 shares of common stock at a price per share of $0.65 resulting in net proceeds of $1.3 million in a private offering.

In September 2016, the Company issued 1,550,000 shares of common stock at a price per share of $0.60 resulting in net proceeds of $0.8 million and warrants to purchase 1,286,501 shares of common stock in a registered direct offering.  These warrants have an exercise price of $0.80 per share and expire in five years. As of April 30, 2017, all of these warrants were outstanding.

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

In November 2016, the Company issued 31,489,429 shares of common stock at a price per share of $0.35, 1,515 shares of Series A convertible preferred stock at a price per share of $1,000 and warrants to purchase 31,499,725 shares of common stock in a public offering resulting in net proceeds of $10.6 million. In December 2016, the underwriters exercised their option to purchase an additional 1,390,676 shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.

In April 2017, the Company issued 6,410,258 shares of common stock at a price per share of $0.78 resulting in net proceeds of $4.4 million and warrants to purchase 3,365,385 shares of common stock in a registered direct offering. These warrants have an exercise price of $0.90 per share and expire in five years.  As of April 30, 2017, all of these warrants were outstanding.

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

recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of four to five years and expected volatility of 85.9%.  As of April 30, 2017, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 17, 2016, all shares of Series A preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations. As of April 30, 2017 and January 31, 2017, there were 10,000,000 shares of Series A convertible redeemable preferred stock authorized and none were outstanding.

Series A Convertible Preferred Stock

In November 2016, the Company issued 1,515 shares of Series A convertible preferred stock (“Preferred Stock”), which included warrants to purchase 3,246,429 shares of common stock. The Preferred Stock had a purchase price of $1,000 per share and are convertible into common stock at a conversion rate of $0.35 per share.  For the first 18 months after issuance, the Preferred Stock are immediately convertible at the option of the holder up to the holder’s pro rata share of 19.99% of the Company’s common stock outstanding at the time of conversion.  After the first 18 months after issuance, the ownership limitation expires and, at the option of the holder, the Preferred Stock can be converted into common stock. The Preferred Stock contained a beneficial conversion feature valued at $0.1 million, which was recorded as a deemed dividend at the time of issuance, which is considered to be the earliest time of conversion. As of April 30, 2017, all the Preferred Stock and related warrants remain outstanding.

Warrants

In addition to the warrants issued in conjunction with the Series A preferred stock subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of October 31, 2016, all were outstanding. On May 14, 2014, the Company also issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance.  These warrants are immediately exercisable, and in June 2015, a portion of the warrants were exercised for 54,054 shares of common stock.  As of April 30, 2017, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the offering completed in June 2015, warrants to purchase 109,091 shares of common stock were issued to the underwriters at the public offering price of $2.75 per share.  These warrants expire five years after the date of issuance.  As of April 30, 2017, all of these warrants were outstanding.

In connection with the sale of common stock in April 2016, warrants to purchase 1,952,000 shares of common stock were issued at an exercise price of $1.20 per share.  As of April 30, 2017, all of these warrants were outstanding.

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.80 per share.  As of April 30, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of April 30, 2017, the fair value of the warrant liability was approximately $767,000 and was included as a long-term liability.

In connection with the sale of common stock in November 2016, warrants to purchase 31,499,725 shares of common stock were issued at exercise prices ranging from $0.33 to $0.44 and expire five to seven years from the date of exercisability.  As of April 30, 2017, all of these warrants were outstanding.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (“2014 Plan”), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant.  In March 2017, the 2016 Plan was amended and the shares reserved for issuance was increased by 20,000,000 shares to a total of 24,000,000 shares.  The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance at February 1, 2017	252,379	6,465,829	$0.77	8.77	$238
Shares authorized for issuance	20,000,000	—
Granted	(5,095,000)	5,095,000	$0.73
Balance at April 30, 2017	15,157,379	11,560,829	$0.75	9.16	$2,062
Vested and exercisable		2,495,905	$0.98	7.39	$487
Vested and expected to vest		10,208,093	$0.76	9.09	$1,839

Inducement Grants

The Company has also awarded inducement option grants to purchase common stock to new employees outside of the 2016 Plan as permitted under Section 711(a) of the NYSE MKT Company Guide. Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.  The following table summarizes the Company’s inducement grant stock options:

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance at April 30, 2017	660,000	$1.44	8.47	$—
Vested and exercisable	244,791	$1.44	8.45	$—
Vested and expected to vest	610,721	$1.44	8.47	$—

There was no activity related to these inducement grant stock options during the quarter ended April 30, 2017.

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2017:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.20 - $0.35	658,108	6.42	$0.31	566,440	$0.31
$0.36 - $0.65	4,273,667	9.37	$0.53	731,042	$0.58
$0.66 - $1.09	5,649,054	9.62	$0.76	479,261	$0.89
$1.10 - $1.85	1,540,000	7.85	$1.68	863,953	$1.70
$1.86 - $3.00	100,000	8.01	$3.00	100,000	$3.00
	12,220,829	9.12	$0.79	2,740,696	$1.02

There were no stock options exercised during the three months ended April 30, 2017.  The total intrinsic value of stock options exercised during the three months ended April 30, 2016 was approximately $34,000.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended
	April 30,
	2017	2016
Research and development	$108	$76
Sales and marketing	82	84
General and administrative	195	113
Total	$385	$273

The Company estimates the fair value of stock options granted using  the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of April 30, 2017, total compensation costs related to unvested, but not yet recognized, stock-based awards was $4.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the three months ended April 30, 2017, the grant date fair value of stock options granted was $0.56 per share.  The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

For the three months ended
April 30,
2017
Expected volatility	95.50% - 96.78%
Expected term in years	6.0
Risk-free interest rate	1.80% - 1.97%
Expected dividend yield	—

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

As of April 30, 2017 and January 31, 2017, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2017 tax years remain open for examination by the federal and state authorities.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three months ended April 30, 2017 and 2016. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

In April 2017, we raised net proceeds of $4.4 million in a registered direct offering of 6,410,258 shares of common stock and warrants to purchase up to 3,365,385 shares of our common stock.

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

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2017. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventory, warrant liability and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2017, we had cash and cash equivalents of $6.7 million and working capital of $2.9 million. In April 2017, we raised net proceeds of $4.4 million in a registered direct offering of 6,410,258 shares of our common stock and warrants to purchase up to 3,365,385 shares of our common stock.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss available to common stockholders of $5.4 million and $4.5 million for the three months ended April 30, 2017 and 2016, respectively, and had an accumulated deficit of $50.0 million as of April 30, 2017.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue from the sale of VI2OLET, our iodine dietary supplement. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability.  We have an effective shelf registration statement on file with the SEC to allow us to sell up to $81.0 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three months ended April 30, 2017 and 2016

Revenue

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$19	$33	$(14)	(42)%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. The decrease in revenues in the first quarter of fiscal year 2018 compared to the prior year period was primarily due to the timing of revenue recognized using the sell-through basis.

Cost of Goods Sold

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$11	$20	$(9)	(45)%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, write-downs of excess and obsolete inventories and amortization of our intangible assets. The decrease in cost of goods sold in the first quarter of fiscal year 2018 compared to the prior year period was primarily related to the decrease in recognized revenue related to our product.

Research and Development Expenses

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$2,941	$2,173	$768	35%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $0.8 million for the first quarter of fiscal year 2018 compared to the prior year period primarily due to increased clinical studies and product development costs, partially offset by lower consulting expenses.  In June 2017, we announced the results of our Phase 2b clinical study for BPX01.

Sales and Marketing Expenses

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$797	$1,107	$(310)	(28)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to our acne drug candidate, BPX01. Sales and marketing expenses are expensed as incurred.  Sales and marketing expenses decreased $0.3 million for the first quarter of fiscal year 2018 compared to the prior year period primarily due to decreased advertising and promotional activities related to VI2OLET, offset by higher costs related to the market development activities of BPX01.

General and Administrative Expenses

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$1,303	$1,193	$110	9%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses increased $0.1 million for the first quarter of fiscal year 2018 compared to the prior year period primarily due to higher professional service fees and stock-based compensation costs, partially offset by lower headcount-related costs.

Change in Fair Value of Warrant Liability

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$(364)	$—	$(364)	100%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income

Three months ended April 30,
2017	2016	Change	%
($ in thousands)
$1	$1	$—	—%

Other income includes interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the quarter ended April 30, 2017 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2017, we had cash and cash equivalents of $6.7 million and working capital of $2.9 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, form strategic partnerships or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, we raised net proceeds of $2.8 million in a private offering of our common stock and through the sale of convertible promissory notes.  In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of our common stock. In November 2016, we raised net proceeds of $10.6 million from a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.  In April 2017, we raised net proceeds of $4.4 million in a registered direct offering of our common stock.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the three months ended April 30, 2017 was $4.2 million, which primarily resulted from a net loss of $5.4 million, partially offset by non-cash expenses of $0.8 million and changes in operating assets and liabilities of $0.4 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the three months ended April 30, 2016 was $3.6 million, which primarily resulted from a net loss of $4.5 million, partially offset by non-cash expenses of $0.3 million and changes in operating assets and liabilities of $0.6 million. Changes in operating assets and liabilities were primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the three months ended April 30, 2017 and 2016 was approximately $10,000 and $5,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended April 30, 2017 was $4.4 million resulting from the issuance of common stock and warrants to purchase common stock in our registered direct offering.

Net cash provided by financing activities for the three months ended April 30, 2016 was $3.6 million, which was due to $3.6 million of net proceeds from the issuance of common stock and warrants to purchase common stock in our public offering and the exercise of stock options.

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

Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Form 10-K for the year ended January 31, 2017.

Changes in Internal Controls over Financial Reporting

During the first quarter of fiscal year 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations, future prospects and the trading price of our common stock. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to our Financial Position and Need for Additional Capital

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of April 30, 2017, we had an accumulated deficit of $50.0 million and incurred net losses of $5.4 million and $4.5 million for the three months ended April 30, 2017 and 2016, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $5.4 million and $4.5 million for the three months ended April 30, 2017 and 2016, respectively. As of April 30, 2017, we had cash and cash equivalents of $6.7 million and significant liabilities and obligations. In April 2017, we raised net proceeds of $4.4 million through the sale of common stock and warrants to purchase common stock. Our existing resources may not be adequate to permit us to complete clinical development of BPX01 or fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

The development of our business will require substantial additional capital in the future to conduct research and develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of equity or debt securities to fund our operations. Our clinical studies for our product candidates may not be successful or may not generate results that are compelling enough to support future funding or strategic partnerships. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three months ended April 30, 2017 and 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

We are subject to certain restrictions and obligations in connection with our registered direct offering, or RDO, that was consummated in September 2016, which may materially and adversely affect our ability to obtain additional financing in the future. These restrictions and obligations include:

•	for 18 months following the closing of the RDO, a prohibition on issuances of convertible securities with variable or adjustable conversion rates, subject to certain exceptions;
•

participation rights whereby the investors in the registered direct offering, or RDO investors, are entitled to purchase up to 50% in the aggregate of the securities sold in any subsequent issuance of common stock and common stock equivalents, for 18 months following the closing of the RDO;

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

Our portfolio of product candidates includes two clinical-stage drug product candidates, BPX01, a topical antibiotic for the treatment of acne, and BPX03, a molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. The success of our business, including our ability to finance our company, form strategic partnerships and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these clinical-stage product candidates. In the future, we may become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

Pursuant to a subscription agreement dated October 24, 2014, Korea Investment Partners Overseas Expansion Platform Fund, or KIP, an existing stockholder, agreed to purchase 1,081,081 shares of common stock from us at a price of $1.85 per share in a private placement, or the KIP private placement, upon the earlier to occur of (i) our receiving revenues from VI2OLET of $2,000,000 or (ii) our receipt of approval to list on any tier of the NYSE or Nasdaq stock market at a market price of at least $3.70 per share. In addition, KIP previously informed us of its intention to complete the KIP private placement even if our stock price was not at least $3.70 per share. As of the date of this report, this private placement has not closed, and we do not expect it to close. As a consequence, we do not expect to receive the proceeds from this sale and will need to rely upon other financing sources to support our operations.

We currently have limited marketing and sales capabilities. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

To successfully commercialize our product candidates, if approved, in the United States, Canada, the European Union and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale and distribution of pharmaceutical products from prior employment at other companies, we, as a company have limited prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with additional third parties that have direct sales forces and established distribution systems, either to augment or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are unable to successfully commercialize our product candidates, either on our own or through collaborations with one or more third parties, our business, financial condition, operating results and prospects would suffer.

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

All facilities that manufacture, process, package, or store food for human consumption must register with the FDA as a food facility under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 or the Bioterrorism Act. A dietary supplement is considered a food substance under the FDC Act and FDA regulations. We are registered with the FDA as a food facility and we renew our registration every two years. The FDA annually schedules inspections at a number of registered food facilities to determine whether the inspected facilities are in compliance with food-related FDA regulations. While the FDA has not yet inspected or scheduled an upcoming inspection at our facility, the FDA could choose to conduct such an inspection at any time. If the FDA observed any evidence of violation or noncompliance during an inspection, we would be required to respond adequately to the observations, typically by developing and executing appropriate corrective and preventive actions. Any inspection of our facility could entail inspection of our third-party manufacturer, UPM, which is responsible for production of VI2OLET under the terms of our commercial supply agreement. Any observations related to the third-party manufacturer as a result of an FDA inspection may require the third-party manufacturer to implement significant corrective or preventive measures related to its production process, which could impact our commercial supply of VI2OLET. Any uncorrected violation or noncompliance could lead to further regulatory action by the FDA.

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

To gain approval to market a new drug, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon which analysis population is used to analyze results. Regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful. For example, we reported that findings on a secondary endpoint in our Phase 2b clinical trial of BPX-01, the reduction in Investigator’s Global Assessment, or IGA, which was defined as the proportion of subjects with at least a two-grade reduction in IGA to clear “0” or almost clear “1”, were not statistically significant.  While the BPX-01 2% arm demonstrated a clear numerical trend compared to vehicle, the BPX-01 1% arm showed a smaller separation from vehicle.  While this trial was not powered to demonstrate statistical significance for IGA and, therefore, IGA was not expected to be statistically significant, there is no guarantee that our Phase 3 trial will produce statistically significant results on IGA, which will serve as a co-primary endpoint with inflammatory lesion reduction.  In addition, topline results of a clinical trial do not necessarily predict final results. For example, the topline results of the Phase 2b clinical study of BPX-01 1% and 2% reported that both concentrations statistically significantly reduced inflammatory lesions, the primary endpoint.  The information reflected our preliminary review of the topline primary efficacy results based solely upon information available to us at that time.  Since topline reporting, adjustments for multiple comparisons were made, resulting in a change to the p-value for the 1% and 2% concentrations, rendering the results of the 1% concentration no longer statistically significant.  It is always a risk that further review of results may change the conclusions drawn from the preliminary review to less positive results than we anticipated.

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

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for at least one of our product candidates. If the FDA concludes that certain of our product candidates fail to satisfy the requirements under Section 505(b)(2), or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for such product candidates may take significantly longer, cost substantially more and entail greater complications and risks than anticipated and, in either case, may not be successful.  In addition, if under certain circumstances, exclusivity of competitors would delay approval of our product candidates, then we may pursue approval through the Section 505(b)(1) regulatory pathway, which may require us to conduct additional preclinical or clinical trials or obtain a right to reference the preclinical or clinical data of others.

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

Furthermore, award of three-year exclusivity by FDA to a competitor with a Section 505(b)(2) NDA could delay approval of a product candidate of ours submitted pursuant to Section 505(b)(2) of the FDC Act if the FDA were to determine that the products have overlapping conditions of approval, even if our Section 505(b)(2) NDA does not rely on the competing Section 505(b)(2) NDA.  Alternatively, we may pursue approval through the Section 505(b)(1) regulatory pathway, which may require us to conduct additional preclinical or clinical trials or obtain a right to reference the preclinical or clinical data of others.  These alternatives may increase the time and/or financial resources required to obtain approval.

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

Our common stock currently trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On July 20, 2016, we received a staff deficiency notice from the NYSE MKT that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE MKT Company Guide.  We reported stockholders’ equity of $2.4 million as of April 30, 2017 and net losses in our five most recent fiscal years ended January 31, 2017, and quarter ended April 30, 2017.  The continued listing standards for a NYSE MKT issuer are as follows:

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE MKT continued listing standards by January 20, 2018. We timely submitted such a plan and on September 15, 2016, the NYSE MKT notified us that it had determined to accept the plan and grant a plan period through January 20, 2018. Each quarter we provide the NYSE MKT a progress report regarding the plan, and on May 18, 2017, the NYSE MKT accepted our latest progress report. We are required to update the NYSE MKT based on our results contained in this report.  There is no assurance that we will be able to achieve the plan as submitted to the NYSE MKT and regain and maintain compliance with the NYSE MKT listing standards. The NYSE MKT staff will review us periodically for compliance with the plan. If we are not in compliance with the continued listing standards by January 20, 2018, or if we do not make progress consistent with the plan during the plan period, the NYSE MKT may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE MKT rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE MKT during the plan period, subject to our compliance with the NYSE MKT’s other applicable continued listing standards.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 43% of our outstanding common stock as of April 30, 2017. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment funds managed by Franklin Advisers collectively hold approximately 13% of the aggregate voting power of the Company as of April 30, 2017, which includes warrants exercisable for 270,000 shares of common stock, but excludes warrants for 3,281,250 shares of common stock, which are currently not exercisable. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital collectively hold approximately 19% of the aggregate voting power of the Company as of April 30, 2017, which excludes 1,515 shares of preferred stock that are currently not convertible into common stock and warrants for 13,498,169 shares of common stock, which are currently not exercisable.  Investment funds managed by Empery Asset Management collectively hold approximately 6% of the aggregate voting power of the Company as of April 30, 2017, which excludes warrants for 6,660,577 shares of common stock, which are currently not exercisable.

Franklin Advisers, Vivo Capital and Empery Asset Management could have considerable influence over matters such as approving a potential acquisition of us. Franklin Advisers’, Vivo Capital’s and Empery Asset Management’s investments in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.1	Form of Warrant	8-K	001-37411	4/26/2017	4.1

10.1	Form of Amendment to Securities Purchase Agreement dated April 25, 2017 by and between the Registrant and certain purchasers.					X

10.2	Form of Securities Purchase Agreement	8-K	001-37411	4/26/2017	10.1

10.3	Engagement Letter Agreement dated as of April 26, 2017 by and between the Registrant and Roth Capital Partners, LLC.	8-K	001-37411	4/26/2017	10.2

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
Date: June 14, 2017
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)

ITEM 6. EXHIBITS

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.1	Form of Warrant	8-K	001-37411	4/26/2017	4.1

10.1	Form of Amendment to Securities Purchase Agreement dated April 25, 2017 by and between the Registrant and certain purchasers.					X

10.2	Form of Securities Purchase Agreement	8-K	001-37411	4/26/2017	10.1

10.3	Engagement Letter Agreement dated as of April 26, 2017 by and between the Registrant and Roth Capital Partners, LLC.	8-K	001-37411	4/26/2017	10.2

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

X

32.1	Certification by the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document					X

101.LAB	XBRL Label Linkbase Document					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
101.PRE	XBRL Presentation Linkbase Document					X