Form 10-Q
period 2017-07-31
BioPharmX Corp
filed 2017-09-13
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

As of August 31, 2017, there were outstanding 79,669,835 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$4,465	$6,501
Accounts receivable, net	2	4
Inventories	20	38
Prepaid expenses and other current assets	469	284
Total current assets	4,956	6,827

Property and equipment, net	124	120
Other assets	154	154
Total assets	$5,234	$7,101

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,370	$2,551
Accrued expenses and other current liabilities	1,473	1,176
Total current liabilities	3,843	3,727

Long-term liabilities:
Warrant liability	242	403
Total liabilities	4,085	4,130

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,515 issued and outstanding as of July 31, 2017 and January 31, 2017	1,515	1,515
Common stock, $0.001 par value; 450,000,000 shares authorized; 79,669,835 and 67,719,577 shares issued and outstanding as of July 31, 2017 and January 31, 2017, respectively	80	68
Additional paid-in capital	53,330	46,026
Accumulated deficit	(53,776)	(44,638)
Total stockholders' equity	1,149	2,971

Total liabilities and stockholders' equity	$5,234	$7,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	July 31,		July 31,
	2017	2016	2017	2016

Revenues, net	$17	$19	$36	$52
Cost of goods sold	9	17	20	37
Gross margin	8	2	16	15
Operating expenses:
Research and development	2,413	2,973	5,354	5,146
Sales and marketing	586	895	1,383	2,002
General and administrative	1,280	1,169	2,583	2,362
Total operating expenses	4,279	5,037	9,320	9,510

Loss from operations	(4,271)	(5,035)	(9,304)	(9,495)

Change in fair value of warrant liability	525	—	161	—
Other income	5	1	6	2
Loss before income taxes	(3,741)	(5,034)	(9,137)	(9,493)
Provision for income taxes	—	—	1	2
Net loss and comprehensive loss	$(3,741)	$(5,034)	$(9,138)	$(9,495)

Basic and diluted net loss per share	$(0.05)	$(0.18)	$(0.13)	$(0.35)

Shares used in computing basic and diluted net loss per share	74,357,000	28,674,000	71,069,000	27,459,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,138)	$(9,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	951	697
Depreciation expense	24	33
Amortization expense	—	15
Change in fair value of warrant liability	(161)	—
Changes in assets and liabilities:
Accounts receivable	2	6
Inventories	18	(12)
Prepaid expenses and other assets	(185)	(155)
Accounts payable	(181)	1,639
Accrued expenses and other liabilities	297	82
Net cash used in operating activities	(8,373)	(7,190)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(21)
Net cash used in investing activities	(28)	(21)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	6,355	3,583
Proceeds from exercises of stock options	10	25
Net cash provided by financing activities	6,365	3,608
Net decrease in cash and cash equivalents	(2,036)	(3,603)
Cash and cash equivalents at beginning of period	6,501	4,039
Cash and cash equivalents at end of period	$4,465	$436

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

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In April and July 2017, the Company raised net proceeds of $4.4 million and $1.9 million, respectively, in registered direct offerings.

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2017 and January 31, 2017, and the Company’s results of operations and its cash flows for the three and six months ended July 31, 2017 and 2016.  The results for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for the year ending January 31, 2018 or any future period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the three and six months ended July 31, 2017.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $4,000 and $59,000 for the three months ended July 31, 2017 and 2016, respectively. Advertising expenses were approximately $19,000 and $278,000 for the six months ended July 31, 2017 and 2016, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three and six months ended July 31, 2017 and 2016 excludes 193,333 shares of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants, the assumed conversion of preferred stock and release of restrictions on common stock are determined under the treasury stock method.

As of July 31, 2017 and 2016, approximately 57,142,000 and 10,002,000 potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

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

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. There have been no significant changes in the Company’s significant accounting policies for the three and six months ended July 31, 2017, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption of this standard on its condensed consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date, while allowing for early adoption (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. The Company is currently evaluating the impact that this standard will have on our condensed consolidated financial statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2017, the Company had cash and cash equivalents of $4.5 million and working capital of $1.1 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $3.7 million and $5.0 million for the three months ended July 31, 2017 and 2016, respectively, and had an accumulated deficit of $53.8 million as of July 31, 2017.  Net loss for the six months ended July 31, 2017 and 2016 was $9.1 million and $9.5 million, respectively.

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

As of July 31, 2017 and January 31, 2017, the Company held $1.4 million and $5.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierachy (in thousands):

Warrant Liability
Balance as of January 31, 2017	$403
Change in fair value of warrants	364
Balance as of April 30, 2017	767
Change in fair value of warrants	(525)
Balance as of July 31, 2017	$242

4. BALANCE SHEET DETAILS

	July 31,	January 31,
	2017	2017
	(in thousands)
Inventories:
Work in process	$8	$23
Finished goods	8	8
Channel inventory	4	7
	$20	$38

5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of July 31, 2017 (in thousands):

	Total	2018	2019	2020	2021

Operating lease	$256	$256	$—	$—	$—
Purchase commitment	1,053	264	263	263	263
Total	$1,309	$520	$263	$263	$263

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. The lease expires in December 2017. Rent expense for the three months ended July 31, 2017 and 2016 was approximately $154,000 and $86,000, respectively. Rent expense for the six months ended July 31, 2017 and 2016 was approximately $299,000 and $172,000, respectively.

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

No royalties have been paid as of July 31, 2017.

6. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

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

In April 2016, the Company issued 3,600,000 shares of common stock at a price per share of $1.195 resulting in net proceeds of $3.6 million and warrants to purchase 1,952,000  shares of common stock in a public offering. These warrants have an exercise price of $1.20 per share and expire on April 1, 2021. As of July 31, 2017, all of these warrants were outstanding.

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

In September 2016, the Company issued 1,550,000 shares of common stock at a price per share of $0.60 resulting in net proceeds of $0.8 million and warrants to purchase 1,286,501 shares of common stock in a registered direct offering.  These warrants have an exercise price of $0.80 per share and expire in five years. As of July 31, 2017, all of these warrants were outstanding. For a period of eighteen months, investors in this offering have the right to purchase up to 50% of the securities offered by the Company in any subsequent financing.

In November 2016, the Company issued 31,489,429 shares of common stock at a price per share of $0.35, 1,515 shares of Series A convertible preferred stock at a price per share of $1,000 and warrants to purchase 31,499,725 shares of common stock in a public offering resulting in net proceeds of $10.6 million. In December 2016, the underwriters exercised their option to purchase an additional 1,390,676 shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million. As of July 31, 2017, all of these warrants were outstanding.

In April 2017, the Company issued 6,410,258 shares of common stock at a price per share of $0.78 resulting in net proceeds of $4.4 million and warrants to purchase 3,365,385 shares of common stock in a registered direct offering. These warrants have an exercise price of $0.90 per share and expire in five years.  As of July 31, 2017, all of these warrants were outstanding.

In July 2017, the Company issued 5,500,000 shares of common stock at a price per share of $0.36 resulting in net proceeds of $1.9 million in a registered direct offering.  For a period of two months, certain investors in this offering have the right to purchase up to 5% of the securities offered by the Company in any public offering of common stock.

Series A Convertible Redeemable Preferred Stock

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred stock financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2017, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of  $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of the warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of four to five years and expected volatility of 85.9%.  As of July 31, 2017, of the warrants issued in connection with the Series A preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 17, 2016, all shares of Series A preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations. As of July 31, 2017 and January 31, 2017, there were 10,000,000 shares of Series A convertible redeemable preferred stock authorized and none were outstanding.

Series A Convertible Preferred Stock

In November 2016, the Company issued 1,515 shares of Series A convertible preferred stock (“Preferred Stock”), which included warrants to purchase 3,246,429 shares of common stock. The Preferred Stock had a purchase price of $1,000 per share and are convertible into common stock at a conversion rate of $0.35 per share.  For the first 18 months after issuance, the Preferred Stock are immediately convertible at the option of the holder up to the holder’s pro rata share of 19.99% of the Company’s common stock outstanding at the time of conversion.  After the first 18 months after issuance, the ownership limitation expires and, at the option of the holder, the Preferred Stock can be converted into common stock. The Preferred Stock contained a beneficial conversion feature valued at $0.1 million, which was recorded as a deemed dividend at the time of issuance, which was considered to be the earliest time of conversion. As of July 31, 2017, all the Preferred Stock and related warrants remain outstanding.

Warrants

In addition to the warrants issued in conjunction with the Series A preferred stock subscription agreements, the Company issued warrants on May 15, 2014, to a service provider for 316,395 shares of common stock at an exercise price of $2.035 per share, which were valued at $99,000 and expensed. As of July 31, 2017, all of these warrants were still outstanding. On May 14, 2014, the Company also issued warrants valued at $105,000 for 343,559 shares of common stock at an exercise price of $1.85 per share to a qualified investor as a part of his convertible loan package. These warrants expire five years after the date of issuance.  These warrants were immediately exercisable, and in June 2015, a portion of the warrants were exercised for 54,054 shares of common stock.  As of July 31, 2017, warrants exercisable for 289,505 shares of common stock remain outstanding.

In connection with the offering completed in June 2015, warrants to purchase 109,091 shares of common stock were issued to the underwriters at the public offering price of $2.75 per share.  These warrants expire five years after the date of issuance.  As of July 31, 2017, all of these warrants were outstanding.

In connection with the sale of common stock in April 2016, warrants to purchase 1,952,000 shares of common stock were issued at an exercise price of $1.20 per share.  As of July 31, 2017, all of these warrants were outstanding.

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.80 per share.  As of July 31, 2017, all of these warrants were outstanding. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of July 31, 2017, the fair value of the warrant liability was approximately $242,000 and was included as a long-term liability.

In connection with the sale of common stock in November 2016, warrants to purchase 31,499,725 shares of common stock were issued at exercise prices ranging from $0.33 to $0.44 and expire five to seven years from the date of exercisability.  As of July 31, 2017, all of these warrants were outstanding.

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

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance at February 1, 2017	252,379	6,465,829	$0.77	8.77	$238
Shares authorized for issuance	20,000,000	—
Granted	(5,095,000)	5,095,000	$0.73
Balance at April 30, 2017	15,157,379	11,560,829	$0.75	9.16	$2,062
Granted	(50,000)	50,000	$0.46
Exercised	—	(40,000)	$0.25
Cancelled and expired under the 2014 Plan	—	(62,000)	$1.62
Cancelled under the 2016 Plan	28,000	(28,000)	$0.62
Balance at July 31, 2017	15,135,379	11,480,829	$0.75	8.93	$22
Vested and exercisable		3,273,177	$0.90	7.63	$15
Vested and expected to vest		10,316,469	$0.76	8.87	$22

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance at July 31, 2017	660,000	$1.44	8.22	$—
Vested and exercisable	286,041	$1.44	8.20	$—
Vested and expected to vest	619,577	$1.44	8.22	$—

There was no activity related to these inducement grant stock options during the quarters ended April 30, 2017 and July 31, 2017.

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2017:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.20 - $0.35	618,108	6.20	$0.31	555,606	$0.32
$0.36 - $0.65	4,283,667	9.13	$0.53	1,313,834	$0.59
$0.66 - $1.09	5,649,054	9.37	$0.76	680,094	$0.86
$1.10 - $1.85	1,490,000	7.61	$1.67	909,684	$1.69
$1.86 - $3.00	100,000	7.75	$3.00	100,000	$3.00
	12,140,829	8.89	$0.79	3,559,218	$0.95

The total intrinsic value of stock options exercised during each of the three and six months ended July 31, 2017 was approximately $4,000.  The total intrinsic value of stock options exercised during the three and six months ended July 31, 2016 was approximately $5,000 and $39,000, respectively.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended		For the six months ended
	July 31,		July 31,
	2017	2016	2017	2016
Research and development	$158	$129	$266	$205
Sales and marketing	109	98	191	182
General and administrative	299	197	494	310
Total	$566	$424	$951	$697

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of July 31, 2017, total compensation costs related to unvested, but not yet recognized, stock-based awards was $4.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.98 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the three and six months ended July 31, 2017, the grant date fair value of stock options granted was $0.41 and $0.56 per share, respectively.  The following assumptions were used to calculate the estimated fair value of awards granted to employees and non-employees for the periods ended:

	For the three months ended		For the six months ended
	July 31,		July 31,
	2017	2016	2017	2016
Expected volatility	96.7%	97.0% - 98.6%	95.5% - 96.8%	97.0% - 98.6%
Expected term in years	9.9	6.5	6.0 - 9.9	6.5
Risk-free interest rate	2.29%	1.14% - 1.28%	1.80% - 2.29%	1.14% - 1.28%
Expected dividend yield	—	—	—	—

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

As of July 31, 2017 and January 31, 2017, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2017 tax years remain open for examination by the federal and state authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings, the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and six months ended July 31, 2017 and 2016. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Since inception, we have developed our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We recently presented comprehensive BPX01 Phase 2b clinical data and expect our BPX01 Phase 3 clinical trial to begin later this year.  We began shipping VI2OLET through online stores in December 2014. We continue to pursue additional channel distribution expansion for VI2OLET by way of partnerships and/or sublicensing opportunities with women’s health and/or consumer companies to provide broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales while we focus on product acceptance and partnering opportunities.

In April 2017, we raised net proceeds of $4.4 million in a registered direct offering of 6,410,258 shares of common stock and warrants to purchase up to 3,365,385 shares of our common stock.  In July 2017, we raised net proceeds of $1.9 million in a registered direct offering of 5,500,000 shares of our common stock.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2017, we had cash and cash equivalents of $4.5 million and working capital of $1.1 million. In April and July 2017, we raised net proceeds of $4.4 million and $1.9 million, respectively, in registered direct offerings.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss available to common stockholders of $3.7 million and $5.0 million for the three months ended July 31, 2017 and 2016, respectively, and had an accumulated deficit of $53.8 million as of July 31, 2017.  Net loss for the six months ended July 31, 2017 and 2016, was $9.1 million and $9.5 million, respectively.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue from the sale of VI2OLET, our iodine dietary supplement. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability.  We have an effective shelf registration statement on file with the SEC to allow us to sell up to $79.0 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. Based on this calculation, we are currently ineligible to sell securities pursuant to our effective registration statement on Form S-3.  There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three and six months ended July 31, 2017 and 2016

Revenue

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$17	$19	$(2)	(11)%	$36	$52	$(16)	(31)%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. The fluctuation in revenues in the second quarter and first six months of fiscal year 2018 compared to the prior year periods was primarily due to the timing of revenue recognized using the sell-through basis.

Cost of Goods Sold

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$9	$17	$(8)	(47)%	$20	$37	$(17)	(46)%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, write-downs of excess and obsolete inventories and amortization of our intangible assets. The decrease in cost of goods sold in the second quarter and first six months of fiscal year 2018 compared to the prior year periods was primarily related to the decrease in recognized revenue related to our product.

Research and Development Expenses

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$2,413	$2,973	$(560)	(19)%	$5,354	$5,146	$208	4%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $0.6 million for the second quarter of fiscal year 2018 compared to the prior year period primarily due to decreased clinical studies and product development costs, partially offset by higher headcount-related expenses.  Research and development expenses increased $0.2 million for the first half of fiscal year 2018 compared to the prior year period primarily due to increased clinical studies and product development costs in the first quarter of fiscal year 2018.  In June 2017, we announced the results of our Phase 2b clinical study for BPX01.

Sales and Marketing Expenses

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$586	$895	$(309)	(35)%	$1,383	$2,002	$(619)	(31)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to our acne drug candidate, BPX01. Sales and marketing expenses are expensed as incurred.  Sales and marketing expenses decreased $0.3 million for the second quarter of fiscal year 2018 compared to the prior year period and decreased $0.6 million for the first half of fiscal year 2018 compared to the pior year period primarily due to decreased advertising and promotional activities related to VI2OLET, partially offset by higher costs related to the market development activities of BPX01.

General and Administrative Expenses

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$1,280	$1,169	$111	9%	$2,583	$2,362	$221	9%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses increased $0.1 million for the second quarter of fiscal year 2018 compared to the prior year period and $0.2 million for the first half of fiscal year 2018 compared to the prior year period primarily due to higher stock-based compensation costs.

Change in Fair Value of Warrant Liability

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$525	$—	$525	100%	$161	$—	$161	100%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income

Three months ended July 31,				Six months ended July 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$5	$1	$4	400%	$6	$2	$4	200%

Other income includes interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three and six months ended July 31, 2017 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2017, we had cash and cash equivalents of $4.5 million and working capital of $1.1 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, form strategic partnerships or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE MKT. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, we raised net proceeds of $2.8 million in a private offering of our common stock and through the sale of convertible promissory notes.  In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of our common stock. In November 2016, we raised net proceeds of $10.6 million from a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.  In April and July 2017, we raised net proceeds of $4.4 million and $1.9 million, respectively, in registered direct offerings of our common stock.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the six months ended July 31, 2017 was $8.4 million, which primarily resulted from a net loss of $9.1 million and changes in operating assets and liabilities of approximately $49,000, which were partially offset by non-cash expenses of $0.8 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the six months ended July 31, 2016 was $7.2 million, which primarily resulted from a net loss of $9.5 million, partially offset by non-cash expense of $0.7 million and changes in operating assets and liabilities of $1.6 million.  Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the six months ended July 31, 2017 and 2016 resulted from the purchase of property and equipment.

Net cash provided by financing activities for the six months ended July 31, 2017 was $6.4 million primarily resulting from the issuance of common stock and warrants to purchase common stock in our registered direct offerings. Net cash provided by financing activities for the six months ended July 31, 2016 was $3.6 million, which was due to

$3.6 million of net proceeds from the issuance of common stock and warrants to purchase common stock in our public offering and the exercise of stock options.

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

Changes in Internal Controls over Financial Reporting

During the second quarter of fiscal year 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of July 31, 2017, we had an accumulated deficit of $53.8 million and incurred net losses of $3.7 million and $5.0 million for the three months ended July 31, 2017 and 2016, respectively, and net losses of $9.1 million and $9.5 million for the six months ended July 31, 2017 and 2016, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $3.7 million and $5.0 million for the three months ended July 31, 2017 and 2016, respectively, and $9.1 million and $9.5 million for the six months ended July 31, 2017 and 2016, respectively. As of July 31, 2017, we had cash and cash equivalents of $4.5 million and significant liabilities and obligations. In April 2017, we raised net proceeds of $4.4 million through the sale of common stock and warrants to purchase common stock. In July 2017, we raised net proceeds of $1.9 million through the sale of common stock through a registered direct offering.  We recently presented comprehensive BPX01 Phase 2b clinical data and expect our Phase 3 clinical study to begin later this year.  Our existing resources may not be adequate to permit us to complete clinical development of BPX01 or fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and six months ended July 31, 2017 and 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

The terms of our registered direct offerings may materially and adversely impact our ability to obtain additional financing in the future.

We are subject to certain restrictions and obligations in connection with our registered direct offerings, or RDOs, that were consummated in September 2016, April 2017 and July 2017, which may materially and adversely affect our ability to obtain additional financing in the future. These restrictions and obligations include:

•	for 18 months following the closing of the September 2016 RDO, a prohibition on issuances of convertible securities with variable or adjustable conversion rates, subject to certain exceptions;
•

participation rights whereby (i) the investors in the September 2016 registered direct offering, or RDO investors, are entitled to purchase up to 50% in the aggregate of the securities sold in any subsequent issuance of common stock and common stock equivalents, for 18 months following the closing of the September 2016  RDO, (ii) certain investors in the July 2017 RDO are entitled to purchase up to 5% of the securities sold in any subsequent public offering of common stock and common stock equivalents, for 2 months following the closing of the July 2017 RDO;

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

Our portfolio of product candidates includes two clinical-stage drug product candidates, BPX01, a topical antibiotic for the treatment of acne, and BPX03, a molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia. The success of our business, including our ability to finance our company, form strategic partnerships and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these clinical-stage product candidates. In the future, we may become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

•

the ability of third parties with whom we contract to (i) manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, (ii) remain in good standing with regulatory agencies and (iii) develop, validate and maintain commercially viable manufacturing processes that are compliant with good manufacturing practices, or cGMPs;

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

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the applicable cGMP regulations for the type of product manufactured. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, although we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs, we cannot guarantee that each of our manufacturing partners will so comply. Failure of either manufacturer to maintain compliance with applicable laws and regulations could result in decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including a request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees. In addition, failure of a contract manufacturer for a product undergoing review by the FDA to maintain an acceptable cGMP compliance status could result in a decision by the FDA not to approve any pending new drug application, or NDA.

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

Clinical drug development for our product candidates is costly, time-consuming and uncertain. Our product candidates are in various stages of development and while we expect that clinical trials for these product candidates will continue for several years, such trials may take significantly longer than expected to complete. In addition, we, the FDA, an institutional review board, or IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

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

We are not permitted to market any of our current product candidates in the United States until we receive approval of an NDA or biologics license application from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries. Failure to obtain such regulatory approvals will delay or prevent us from commercializing any of our current or future product candidates.

To gain approval to market a new drug, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon which analysis population is used to analyze results. Regardless of the outcome of any Phase 2 trials, our Phase 3 trials may not be successful. For example, we reported that findings on a secondary endpoint in our Phase 2b clinical trial of BPX01, the reduction in Investigator’s Global Assessment, or IGA, which was defined as the proportion of subjects with at least a two-grade reduction in IGA to clear “0” or almost clear “1”, were not statistically significant.  While the BPX01 2% arm demonstrated a clear numerical trend compared to vehicle, the BPX01 1% arm showed a smaller separation from vehicle.  While this trial was not powered to demonstrate statistical significance for IGA and, therefore, IGA was not expected to be statistically significant, there is no guarantee that our Phase 3 trial will produce statistically significant results on IGA, which will serve as a co-primary endpoint with inflammatory lesion reduction.  In addition, topline results of a clinical trial do not necessarily predict final results. For example, the topline results of the Phase 2b clinical study of BPX01 1% and 2% reported that both concentrations statistically significantly reduced inflammatory lesions, the primary endpoint.  The information reflected our preliminary review of the topline primary efficacy results based solely upon information available to us at that time.  Since topline reporting, adjustments for multiple comparisons were made, resulting in a change to the p-value for the 1% and 2% concentrations, rendering the results of the 1% concentration no longer statistically significant.  It is always a risk that further review of results may change the conclusions drawn from the preliminary review to less positive results than we anticipated.

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

In addition, the FDA regulates the manufacturing and safety of dietary supplements. The manufacturing of dietary supplements is subject to dietary supplement cGMPs. We are also required to submit to the FDA serious adverse reports, and the FDA may determine that a particular dietary supplement or ingredient presents an unacceptable health risk based on the required submission of this information or other information about the product. During development of BPX03 by the prior sponsor, the FDA expressed concern about the potential for teratogenicity of molecular iodine in a use similar to that of VI2OLET. If the FDA determines that our dietary supplement is unsafe or adulterated or otherwise in violation of FDA requirements, the FDA could take regulatory action as described above.

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

Due to the difficulty of objectively measuring the symptoms of FBC, patient-reported outcome instruments, or PROs, may have an important role in the development and regulatory approval of our BPX03 product candidate. PROs involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty in determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. Furthermore, we intend to use PROs in our planned Phase 3 clinical program for BPX03 and if the FDA does not accept or requires changes to the PRO, this could delay clinical development of BPX03, increase our costs and necessitate additional clinical trials.

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

Our common stock trades on the NYSE MKT. The NYSE MKT imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On July 20, 2016, we received a staff deficiency notice from the NYSE MKT that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE MKT Company Guide.  We reported stockholders’ equity of $1.1 million as of July 31, 2017 and net losses in our five most recent fiscal years ended January 31, 2017 and quarter ended July 31, 2017.  The continued listing standards for a NYSE MKT issuer are as follows:

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 35% of our outstanding common stock as of July 31, 2017. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment funds managed by Franklin Advisers collectively hold approximately 12% of the aggregate voting power of the Company as of July 31, 2017, which includes warrants exercisable for 270,000 shares of common stock, but excludes warrants for 3,281,250 shares of common stock, which are currently not exercisable. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital collectively hold approximately 18% of the aggregate voting power of the Company as of July 31, 2017, which excludes 1,515 shares of preferred stock that are currently not convertible into common stock and warrants for 13,498,169 shares of common stock, which are currently not exercisable.

Franklin Advisers amd Vivo Capital could have considerable influence over matters such as approving a potential acquisition of us. Franklin Advisers’ and Vivo Capital’s investments in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.1	Form of Securities Purchase Agreement	8-K	001-37411	7/24/2017	10.1

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
Date: September 13, 2017
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)