Form 10-Q
period 2017-10-31
BioPharmX Corp
filed 2017-12-12
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

As of November 30, 2017, there were outstanding 127,508,938 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$1,576	$6,501
Accounts receivable, net	8	4
Inventories	15	38
Prepaid expenses and other current assets	573	284
Total current assets	2,172	6,827

Property and equipment, net	123	120
Other assets	154	154
Total assets	$2,449	$7,101

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$2,006	$2,551
Accrued expenses and other current liabilities	1,704	1,176
Total current liabilities	3,710	3,727

Long-term liabilities:
Warrant liability	73	403
Total liabilities	3,783	4,130

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,515 issued and outstanding as of October 31, 2017 and January 31, 2017	1,515	1,515
Common stock, $0.001 par value; 450,000,000 shares authorized; 82,233,938 and 67,719,577 shares issued and outstanding as of October 31, 2017 and January 31, 2017, respectively	82	68
Additional paid-in capital	54,559	46,026
Accumulated deficit	(57,490)	(44,638)
Total stockholders' equity (deficit)	(1,334)	2,971

Total liabilities and stockholders' equity (deficit)	$2,449	$7,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenues, net	$18	$33	$54	$85
Cost of goods sold	8	28	28	65
Gross margin	10	5	26	20
Operating expenses:
Research and development	2,111	2,487	7,465	7,633
Sales and marketing	546	529	1,929	2,531
General and administrative	1,088	1,154	3,671	3,516
Total operating expenses	3,745	4,170	13,065	13,680

Loss from operations	(3,735)	(4,165)	(13,039)	(13,660)

Change in fair value of warrant liability	169	334	330	334
Other expense, net	(148)	(47)	(142)	(45)
Loss before income taxes	(3,714)	(3,878)	(12,851)	(13,371)
Provision for income taxes	—	—	1	2
Net loss and comprehensive loss	$(3,714)	$(3,878)	$(12,852)	$(13,373)

Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.17)	$(0.47)

Shares used in computing basic and diluted net loss per share	79,659,000	31,253,000	73,977,000	28,737,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,852)	$(13,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,416	1,044
Expense related to modification of warrants	151	—
Depreciation expense	38	51
Amortization expense	—	22
Non-cash interest expense	—	16
Change in fair value of warrant liability	(330)	(334)
Changes in assets and liabilities:
Accounts receivable	(4)	—
Inventories	23	23
Prepaid expenses and other assets	(289)	(150)
Accounts payable	(545)	1,058
Accrued expenses and other liabilities	528	892
Net cash used in operating activities	(11,864)	(10,751)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(20)
Net cash used in investing activities	(41)	(20)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	6,355	5,675
Proceeds from exercises of common stock warrants	615	—
Proceeds from exercises of stock options	10	41
Proceeds from issuance of convertible notes, net	—	1,484
Net cash provided by financing activities	6,980	7,200
Net decrease in cash and cash equivalents	(4,925)	(3,571)
Cash and cash equivalents at beginning of period	6,501	4,039
Cash and cash equivalents at end of period	$1,576	$468

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter (“OTC”), products that address large markets in dermatology and women’s health. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved active pharmaceutical ingredients (“APIs”), and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. The Company believes these approaches may reduce drug development risk and could reduce the time and resources it spends during development.  Its current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company commercially launched its breast health supplement at the end of 2014, although to-date the Company has not generated significant revenue from product sales. The Company is not dependent on sales to any one customer. The Company has financed its operations primarily through the sale of equity and convertible debt securities.  In April and July 2017, the Company raised net proceeds of $4.4 million and $1.9 million, respectively, in registered direct offerings.    In November 2017, the Company raised net proceeds of $9.7 million in a public offering.

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2017 and January 31, 2017, and the Company’s results of operations and its cash flows for the three and nine months ended October 31, 2017 and 2016.  The results for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for the year ending January 31, 2018 or any future period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the three and nine months ended October 31, 2017.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $4,000 and $32,000 for the three months ended October 31, 2017 and 2016, respectively. Advertising expenses were approximately $23,000 and $310,000 for the nine months ended October 31, 2017 and 2016, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three and nine months ended October 31, 2017 and 2016 excludes 193,333 shares of unvested common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants, the assumed conversion of preferred stock and release of restrictions on common stock are determined under the treasury stock method.

As of October 31, 2017 and 2016, approximately 58,382,000 and 12,860,000 potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2017, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption of this standard on its condensed consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date, while allowing for early adoption (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. The Company is  currently evaluating the impact of this standard and based on a preliminary analysis, does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements.  The Company is expected to use the modified retrospective method upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2017, the Company had cash and cash equivalents of $1.6 million and working capital deficit of $1.5 million. In November 2017, the Company raised net proceeds of $9.7 million in a public offering.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $3.7 million and $3.9 million for the three months ended October 31, 2017 and 2016, respectively, and had an accumulated deficit of $57.5 million as of October 31, 2017.  Net loss for the nine months ended October 31, 2017 and 2016 was $12.9 million and $13.4 million, respectively.

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

As of October 31, 2017 and January 31, 2017, the Company held $0.9 million and $5.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as  a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of January 31, 2017	$403
Change in fair value of warrants	364
Balance as of April 30, 2017	767
Change in fair value of warrants	(525)
Balance as of July 31, 2017	242
Change in fair value of warrants	(169)
Balance as of October 31, 2017	$73

4. BALANCE SHEET DETAILS

	October 31,	January 31,
	2017	2017
	(in thousands)
Inventories:
Work in process	$7	$23
Finished goods	4	8
Channel inventory	4	7
	$15	$38

5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of October 31, 2017 (in thousands):

		Fiscal years ending January 31,
	Total	2018	2019	2020	2021

Operating lease	$693	$159	$534	$—	$—
Purchase commitment	1,070	263	269	269	269
Total	$1,763	$422	$803	$269	$269

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. In September 2017, the lease term was extended to December 2018 and the square footage increased to 12,203 square feet. Rent expense for the three months ended October 31, 2017 and 2016 was approximately $154,000 and $86,000, respectively. Rent expense for the nine months ended October 31, 2017 and 2016 was approximately $453,000 and $259,000, respectively.

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

Legal Proceedings

On September 26, 2017, two purported shareholders filed a lawsuit in the Superior Court for the State of California, San Mateo County, against the Company and James Pekarsky, the Company’s former Chief Executive Officer. The lawsuit alleges that certain investments were not exempt from registration under the federal securities laws,  alleges a violation of California’s  Corporations Code and asserts a claim for breach of fiduciary duty. The complaint seeks unspecified rescissionary damages, interest thereon, punitive damages, and other relief. The complaint has not yet been served. The Company believes these claims lack merit and intends to defend this matter vigorously.  The Company has not recorded any amount related to this litigation.

Subject to the above-mentioned lawsuit, the Company is not a party to any material legal proceeding that the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings and claims in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

No royalties have been paid as of October 31, 2017.

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

In April 2016, the Company issued 3,600,000 shares of common stock in a public offering at a price per share of $1.195 resulting in net proceeds of $3.6 million and warrants to purchase 1,952,000  shares of common stock at an exercise price of $1.20 per share.

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

In September 2016, the Company issued 1,550,000 shares of common stock in a registered direct offering at a price per share of $0.60 resulting in net proceeds of $0.8 million and warrants to purchase 1,286,501 shares of common stock at an exercise price of $0.75 per share. For a period of eighteen months, investors in this offering have the right to purchase up to 50% of the securities offered by the Company in any subsequent financing.

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

In April 2017, the Company issued 6,410,258 shares of common stock at a price per share of $0.78 resulting in net proceeds of $4.4 million and warrants to purchase 3,365,385 shares of common stock at an exercise price of $0.90 in a registered direct offering.

In July 2017, the Company issued 5,500,000 shares of common stock at a price per share of $0.36 resulting in net proceeds of $1.9 million in a registered direct offering.

Series A Convertible Redeemable Preferred Stock

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 17, 2016, all shares of Series A preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on November 22, 2016, 10,000 shares of Series A convertible preferred stock were designated.  In November 2016, the Company issued 1,515 shares of Series A convertible preferred stock (“Preferred Stock”), which included warrants to purchase 3,246,429 shares of common stock. The Preferred Stock had a purchase price of $1,000 per share and are convertible into common stock at a conversion rate of $0.35 per share.  For the first 18 months after issuance, the Preferred Stock are immediately convertible at the option of the holder up to the holder’s pro rata share of 19.99% of the Company’s common stock outstanding at the time of conversion.  After the first 18 months after issuance, the ownership limitation expires and, at the option of the holder, the Preferred Stock can be converted into common stock. The Preferred Stock contained a beneficial conversion feature valued at $0.1 million, which was recorded as a deemed dividend at the time of issuance, which was considered to be the earliest time of conversion. As of October 31, 2017, all the Preferred Stock and related warrants remain outstanding.

Warrants

The following is a summary of outstanding warrants as of October 31, 2017:

	Total	Price per Share	Expiration Date
Warrants related to January 2014 agreement	289,505	$ 1.85	May 2019
Warrants related to May 2014 agreement	316,395	$2.035	May 2019
Warrants related to April to November 2014 financing	1,661,055	$ 3.70	April 2019 - November 2019
Warrants related to June 2015 financing	109,091	$ 2.75	June 2020
Warrants related to April 2016 financing	1,952,000	$ 1.20	April 2021
Warrants related to September 2016 financing (1)	1,286,501	$ 0.75	September 2021 to March 2022
Warrants related to November 2016 financing	30,406,061	$ 0.35	November 2022 to November 2024
Warrants related to November 2016 financing	895,450	$ 0.44	November 2021
Warrants related to November 2016 financing	198,214	$ 0.33	November 2022
Warrants related to April 2017 financing	801,282	$ 0.90	October 2022
Warrants related to October 2017 financing (2)	3,846,152	$ 0.30	October 2022

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.75 per share.  These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of October 31, 2017, the fair value of the warrant liability was approximately $73,000 and was included as a long-term liability.

(2)

On October 23, 2017, the Company entered into agreements with certain of these warrant holders to permit their immediate exercise of 2,564,103 shares of common stock underlying the warrants at an exercise price per share of $0.24.  The Company recorded a charge for the incremental fair value of approximately $151,000 in the other expense line item in the condensed consolidated statement of operations and comprehensive loss. The  fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.03%, contractual term of 5 years, expected volatility of 83.9% and a dividend rate of 0%. In addition, these warrant holders were issued new warrants to purchase up to an aggregate of 3,846,152 shares of common stock at an exercise price per share of $0.30.

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

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2017	252,379	6,465,829	$0.77	8.77	$238
Shares authorized for issuance	20,000,000	—
Granted	(5,095,000)	5,095,000	$0.73
Balance as of April 30, 2017	15,157,379	11,560,829	$0.75	9.16	$2,062
Granted	(50,000)	50,000	$0.46
Exercised	—	(40,000)	$0.25
Cancelled and expired under the 2014 Plan	—	(62,000)	$1.62
Cancelled under the 2016 Plan	28,000	(28,000)	$0.62
Balance as of July 31, 2017	15,135,379	11,480,829	$0.75	8.93	$22
Cancelled and expired under the 2014 Plan	—	(6,667)	$0.25
Cancelled under the 2016 Plan	36,250	(36,250)	$0.65
Balance as of October 31, 2017	15,171,629	11,437,912	$0.75	8.68	$—
Vested and exercisable		3,686,313	$0.88	7.55	$—
Vested and expected to vest		10,449,205	$0.76	8.63	$—

Inducement Grants

The Company has also awarded inducement option grants to purchase common stock to new employees outside of the 2016 Plan as permitted under Section 711(a) of the NYSE American Company Guide. Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.  The following table summarizes the Company’s inducement grant stock options:

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of October 31, 2017	660,000	$1.44	7.97	$—
Vested and exercisable	327,291	$1.44	7.95	$—
Vested and expected to vest	627,620	$1.44	7.97	$—

There was no activity related to these inducement grant stock options during the nine months ended October 31, 2017.

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2017:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.20 - $0.35	611,441	5.95	$0.31	573,941	$0.32
$0.36 - $0.65	4,273,667	8.87	$0.53	1,498,948	$0.58
$0.66 - $1.09	5,622,804	9.12	$0.76	855,095	$0.84
$1.10 - $1.85	1,490,000	7.36	$1.67	985,620	$1.69
$1.86 - $3.00	100,000	7.50	$3.00	100,000	$3.00
	12,097,912	8.64	$0.79	4,013,604	$0.93

The total intrinsic value of stock options exercised during the nine months ended October 31, 2017 was approximately $4,000.  There were no stock options exercised during the three months ended October 31, 2017. The total intrinsic value of stock options exercised during the three and nine months ended October 31, 2016 was approximately $26,000 and $65,000, respectively.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2017	2016	2017	2016
Research and development	$131	$87	$397	$292
Sales and marketing	98	65	289	247
General and administrative	236	195	730	505
Total	$465	$347	$1,416	$1,044

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of October 31, 2017, total compensation costs related to unvested, but not yet recognized, stock-based awards was $3.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.83 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the nine months ended October 31, 2017, the grant date fair value of stock options granted was $0.56 per share.  There were no stock options granted during the three months ended October 31, 2017. The following assumptions were used to calculate the estimated fair value of awards granted to employees and non-employees for the periods ended:

	For the three months ended	For the nine months ended
	October 31,	October 31,
	2016	2017	2016
Expected volatility	96.8%	95.5% - 96.8%	96.8% - 98.6%
Expected term in years	5.0 - 6.0	6.0 - 9.6	5.0 - 6.5
Risk-free interest rate	1.12% - 1.32%	1.80% - 2.35%	1.12% - 1.32%
Expected dividend yield	—	—	—

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

As of October 31, 2017 and January 31, 2017, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2017 tax years remain open for examination by the federal and state authorities.

9. SUBSEQUENT EVENTS

In November 2017, the Company issued 45,275,000 shares of common stock, pre-funded warrants to purchase 28,225,000 shares of common stock, and accompanying Series A common warrants to purchase 73,500,000 shares of common stock (“Series A Warrants”), and accompanying Series B common warrants to purchase 73,500,000 shares of common stock (“Series B Warrants”), resulting in net proceeds of $9.7 million. Each share of common stock and pre-funded warrant was sold together with a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. The public offering price was $0.15 per share of common stock and accompanying Series A Warrant and Series B Warrant and $0.1490 per pre-funded warrant and accompanying Series A Warrant and Series B Warrant. The pre-funded warrants were issued and sold to purchasers in lieu of shares of common stock that would otherwise result in the purchaser's beneficial ownership exceeding 4.99% (or at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the closing of the offering. The pre-funded warrants have a nominal exercise price of $0.001 per share, are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. The Series A Warrants have an exercise price of $0.20 per share, are exercisable immediately and expire five years from the date of issuance. The Series B Warrants have an exercise price of $0.25 per share, are exercisable immediately and expire on the earlier of (1) the twenty-first trading day after the Company issues a press release announcing it has entered into a strategic licensing, collaboration, partnership or similar agreement for the commitment to fund its Phase 3 trials for BPX01, and (2) the eighteen month anniversary of issuance.

.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and nine months ended October 31, 2017 and 2016. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Since inception, we have developed our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans.  We are considering strategic partnership alternatives to fund our Phase 3 clinical program in this indication.  We expect to begin the Phase 3 clinical trial, should we raise the necessary additional capital or upon entering into a strategic partnership to fund the trial.  We have initated a pre-Phase 2 feasibility study of BPX04 for the treatment of rosacea.  An interim analysis of the 17 subjects who have completed the 12-week study suggest good tolerability and promising efficacy of BPX04 for this indication.  We began shipping VI2OLET through online stores in December 2014. We continue to pursue additional channel distribution expansion for VI2OLET by way of partnerships and/or sublicensing opportunities with women’s health and/or consumer companies to provide broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales while we focus on product acceptance and partnering opportunities.

In April 2017, we raised net proceeds of $4.4 million in a registered direct offering of 6,410,258 shares of common stock and warrants to purchase up to 3,365,385 shares of our common stock. In July 2017, we raised net proceeds of $1.9 million in a registered direct offering of 5,500,000 shares of our common stock.  In November 2017, we raised net proceeds of $9.7 million in a public offering.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2017, we had cash and cash equivalents of $1.6 million and  a working capital deficit of $1.5 million. In April and July 2017, we raised net proceeds of $4.4 million and $1.9 million, respectively, in registered direct offerings.  In November 2017, we raised net proceeds of $9.7 million in a public offering.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss available to common stockholders of $3.7 million and $3.9 million for the three months ended October 31, 2017 and 2016, respectively, and had an accumulated deficit of $57.5 million as of October 31, 2017.  Net loss for the nine months ended October 31, 2017 and 2016, was $12.9 million and $13.4 million, respectively.

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

Results of Operations

Three and nine months ended October 31, 2017 and 2016

Revenue

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$18	$33	$(15)	(45)%	$54	$85	$(31)	(36)%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. The fluctuation in revenues in the third quarter and first nine months of fiscal year 2018 compared to the prior year periods was primarily due to the timing of revenue recognized using the sell-through basis.

Cost of Goods Sold

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$8	$28	$(20)	(71)%	$28	$65	$(37)	(57)%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, write-downs of excess and obsolete inventories and amortization of our intangible assets. The decrease in cost of goods sold in the third quarter and first nine months of fiscal year 2018 compared to the prior year periods was primarily related to the decrease in recognized revenue related to our product.

Research and Development Expenses

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$2,111	$2,487	$(376)	(15)%	$7,465	$7,633	$(168)	(2)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $0.4 million for the third quarter of fiscal year 2018 compared to the prior year period primarily due to decreased clinical studies and product development costs, partially offset by higher headcount-related and consulting expenses.  Research and development expenses decreased $0.2 million for the first nine months of fiscal year 2018 compared to the prior year period primarily due to decreased clinical studies costs, partially offset by higher product development, headcount-related and consulting expenses.  In June 2017, we announced the results of our Phase 2b clinical study for BPX01. We expect to begin the Phase 3 clinical trials, should we raise the necessary additional capital or upon entering into a strategic partnership to fund the trials. We initiated a 20 person pre-Phase 2 feasibility study of BPX04 for the treatment of rosacea. We expect to complete this study later this year, after which we would initiate a Phase 2 dose-ranging study.

Sales and Marketing Expenses

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$546	$529	$17	3%	$1,929	$2,531	$(602)	(24)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to our acne drug candidate, BPX01. Sales and marketing expenses are expensed as incurred.  Sales and marketing expenses  decreased $0.6 million for the first nine months of fiscal year 2018 compared to the prior year period primarily due to decreased advertising and promotional activities related to VI2OLET, partially offset by higher costs related to the market development activities of BPX01.

General and Administrative Expenses

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$1,088	$1,154	$(66)	(6)%	$3,671	$3,516	$155	4%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses decreased $0.1 million for the third quarter of fiscal year 2018 compared to the prior year period primarily due to lower legal costs.  General and administrative expenses increased $0.2 million for the first nine months of fiscal year 2018 compared to the prior year period primarily due to higher stock-based compensation costs.

Change in Fair Value of Warrant Liability

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$169	$334	$(165)	(49)%	$330	$334	$(4)	(1)%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other  Expense, Net

Three months ended October 31,				Nine months ended October 31,
2017	2016	Change	%	2017	2016	Change	%
($ in thousands)				($ in thousands)
$(148)	$(47)	$(101)	215%	$(142)	$(45)	$(97)	216%

In the three and nine months ended October 31, 2017,  other expense, net included interest income earned on our cash and cash equivalents and approximately $151,000 of expense for the incremental fair value related to the modification of warrants.  In the three and nine months ended October 31, 2016, other expense included interest income earned on our cash and cash equivalents, non-cash interest expense recorded for debt issuance costs and interest expense related to our convertible notes.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three and nine months ended October 31, 2017 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2017, we had cash and cash equivalents of $1.6 million and a  working capital deficit of $1.5 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, form strategic partnerships or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

In June 2015, we completed a public offering of our common stock, which generated net proceeds of $7.8 million. We also issued an unsecured convertible note with a principal amount of $0.5 million, which was automatically converted into common stock upon our uplisting to the NYSE American. In December 2015 we raised net proceeds of $5.5 million in a private offering of our common stock and, in April 2016, we raised net proceeds of $3.6 million from the issuance of common stock and warrants to purchase common stock in a public offering.  In August 2016, we raised net proceeds of $2.8 million in a private offering of our common stock and through the sale of convertible promissory notes.  In September 2016, we raised net proceeds of $0.8 million in a registered direct offering of our common stock. In November 2016, we raised net proceeds of $10.6 million from a public offering. In December 2016, the underwriters exercised their option to purchase additional shares of common stock to cover over-allotments resulting in net proceeds of $0.4 million.  In April and July 2017, we raised net proceeds of $4.4 million and $1.9 million, respectively, in registered direct offerings of our common stock.  In November 2017, we raised net proceeds of $9.7 million in a public offering.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the nine months ended October 31, 2017 was $11.9 million, which primarily resulted from a net loss of $12.9 million and changes in operating assets and liabilities of approximately $0.3 million, which were partially offset by net non-cash expenses of $1.3 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the nine months ended October 31, 2016 was $10.8 million, which primarily resulted from a net loss of $13.4 million, partially offset by non-cash expense of $0.8 million and changes in operating assets and liabilities of $1.8 million.  Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the nine months ended October 31, 2017 and 2016 resulted from the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended October 31, 2017 was $7.0 million primarily resulting from the issuance of common stock and warrants to purchase common stock in our registered direct offerings and proceeds from the exercise of warrants.

Net cash provided by financing activities for the nine months ended October 31, 2016 was $7.2 million, which was due to $5.7 million of net proceeds from the issuance of common stock and warrants to purchase common stock in our public and private offering, $1.5 million of net proceeds from the issuance of convertible notes payables and approximately $41,000 from the exercise of stock options.

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

Changes in Internal Controls over Financial Reporting

During the third quarter of fiscal year 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. Subject to the lawsuit described below, we are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

On September 26, 2017, two purported shareholders filed a lawsuit in the Superior Court for the State of California, San Mateo County, against us and James Pekarsky, our former Chief Executive Officer. The lawsuit alleges that certain investments were not exempt from registration under the federal securities laws,  alleges a violation of California’s  Corporations Code and asserts a claim for breach of fiduciary duty. The complaint seeks unspecified rescissionary damages, interest thereon, punitive damages, and other relief. The complaint has not yet been served. We believe these claims lack merit and intend to defend this matter vigorously.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of October  31, 2017, we had an accumulated deficit of $57.5 million and incurred net losses of $3.7 million and $3.9 million for the three months ended October 31, 2017 and 2016, respectively, and net losses of $12.9 million and $13.4 million for the nine months ended October 31, 2017 and 2016, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $3.7 million and $3.9 million for the three months ended October 31, 2017 and 2016, respectively, and $12.9 million and $13.4 million for the nine months ended October 31, 2017 and 2016, respectively. As of October 31, 2017, we had cash and cash equivalents of $1.6 million and significant liabilities and obligations. In April 2017, we raised net proceeds of $4.4 million through the sale of common stock and warrants to purchase common stock. In July 2017, we raised net proceeds of $1.9 million through the sale of common stock through a registered direct offering.  In November 2017, we raised net proceeds of $9.7 million through the sale of common stock and warrants to purchase common stock in a public offering. We recently presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We will seek to enter into a strategic partnership to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We recently initiated a pre-Phase 2 feasibility study to assess the safety and efficacy of BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

Future discovery and preclinical development collaborations are important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. In particular, a part of our strategy is to seek to enter into enter into a strategic collaboration to fund the continued development of BPX01. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. We may not succeed in our efforts to establish a development collaboration or other alternative arrangements for BPX01 because third parties may not view BPX01 as having the requisite potential to demonstrate safety, and efficacy or profitability. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or increase our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and nine months ended October 31, 2017 and 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

The terms of certain of our prior registered direct offerings may materially and adversely impact our ability to obtain additional financing in the future.

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
•

participation rights whereby the investors in the September 2016 registered direct offering, or RDO investors, are entitled to purchase up to 50% in the aggregate of the securities sold in any subsequent issuance of common stock and common stock equivalents, for 18 months following the closing of the September 2016  RDO;

•

certain rescission rights if we do not act in a timely manner with respect to our obligations related to the various documents executed in connection with the registered direct offerings, or the RDO Transaction Documents;

•

our obligation to repurchase warrants issued to the RDO investors, based on the warrants’ Black Scholes value, in the event of certain fundamental transactions, including, but not limited to, any sale, license, transfer or other disposition of all or substantially all of our assets, any purchase, tender or exchange offer that has been accepted by the holders of 50% or more of our then outstanding shares of common stock, a reclassification, reorganization or recapitalization, or the consummation of a business combination (including, but not limited to, a reorganization, recapitalization, spin-off or scheme of arrangement) involving the acquisition of more than 50% of our then outstanding shares of common stock;
•	certain indemnification obligations; and
•

our obligation to pay liquidated damages in connection with certain events, including failure to comply with the public information requirements under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, or to remove restrictive legends in a timely manner.

We have also made various representations and warranties to the RDO investors in connection with the RDO Transaction Documents, including those related to solvency, no integrated offerings, maintenance of our stock exchange listing, internal controls, and absence of liens, among others. In the event any of our representations or warranties in the RDO Transaction Documents are determined to be inaccurate, or if we are deemed to have otherwise violated any provisions of the RDO Transaction Documents, we may be found to be in breach of the RDO Transaction Documents. This in turn may result in litigation against us, which could be costly and time-consuming, divert management’s attention and resources, damage our reputation and otherwise harm our business, results of operations and financial condition.

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular BPX01, BPX04 and BPX03.

Our portfolio of product candidates includes three clinical-stage drug product candidates, BPX01, a topical antibiotic for the treatment of acne, BPX04, a topical antibiotic for the treatment of rosacea, and BPX03, a molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia. In addition, we have initiated a pre-Phase 2 feasibility study for BPX04, a topical antibiotic for the treatment of rosacea. The success of our business, including our ability to finance our company, form strategic partnerships and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these product candidates. In the future, we may become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;
•	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety and efficacy of our product candidates or any future product candidates;
•	the prevalence, duration and severity of potential side effects experienced in connection with the use of our product candidates or future approved products, if any;
•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•	our ability to enter into a collaboration or partnership to fund the continued development of BPX01;
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

We rely on one third-party manufacturer for our product and product candidate manufacturing needs. Currently, we engage with DPT, a subsidiary of Mylan N.V., as our clinical contract manufacturer for BPX01 and BPX04.    We have identified a qualified second vendor to carry out the manufacturing and testing of our clinical and commercial supplies and are working on final vendor assessments.  UPM manufactures iodine supplement tablets for VI2OLET.

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

To gain approval to market a new drug, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in its intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events.  Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct. Further, different results may be achieved depending upon which analysis population is used to analyze results.  Regardless of the outcome of any Phase 2 trials, our Phase 3 trials, if commenced, may not be successful. For example, we reported that findings on a secondary endpoint in our Phase 2b clinical trial of BPX01, the reduction in Investigator’s Global Assessment, or IGA, which was defined as the proportion of subjects with at least a two-grade reduction in IGA to clear “0” or almost clear “1”, were not statistically significant.  While the BPX01 2% arm demonstrated a clear numerical trend compared to vehicle, the BPX01 1% arm showed a smaller separation from vehicle.  While this trial was not powered to demonstrate statistical significance for IGA and, therefore, IGA was not expected to be statistically significant, there is no guarantee that our Phase 3 trial, if commenced, will produce statistically significant results on IGA, which will serve as a co-primary endpoint with inflammatory lesion reduction despite our plans to adequately power the Phase 3 study to achieve this endpoint.  In addition, topline results of a clinical trial do not necessarily predict final results. For example, the topline results of the Phase 2b clinical study of BPX01 1% and 2% reported that both concentrations statistically significantly reduced inflammatory lesions, the primary endpoint.  The information reflected our preliminary review of the topline primary efficacy results based solely upon information available to us at that time.  Since topline reporting, adjustments for multiple comparisons were made, resulting in a change to the p-value for the 1% and 2% concentrations, rendering the results of the 1% concentration no longer statistically significant.  It is always a risk that further review of results may change the conclusions drawn from the preliminary review to less positive results than we anticipated.

In the case of our topical product candidates, BPX01 and BPX04, we are seeking to deliver sufficient concentrations of the API through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the antibiotic delivered in BPX01 and BPX04 is difficult to stabilize and prone to epimerization in most formulations and delivery systems and, as such, presents great challenges for transepidermal delivery. We believe potential competitors have attempted to resolve these problems by stabilizing the antibiotic in certain lipophilic formulation, but the solutions either failed to adequately deliver the antibiotic or required overly high concentration (i.e., dosage) for clinical efficacy. As a result, safety and efficacy of BPX01 and BPX04 may be difficult to establish.

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

•

find that the data from preclinical studies and clinical trials does not sufficiently support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required for approval;

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

We are currently developing two product candidates, BPX01 and BPX04, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway, and may decide to seek FDA approval for other early-phase products through the Section 505(b)(2) regulatory pathway in the future. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

BPX01 and BPX04 are a topical formulations of minocycline (Solodyn), a previously approved oral antibiotic. Reliance on safety findings made by the FDA in approving Solodyn, the antibiotic we will reference in our NDA, could expedite the development program for our product candidates by decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. BPX01’s and BPX04’s route of administration and dosage form, however, differ from Solodyn’s and, as a result, the FDA may not permit us to use this approach to regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards to obtain regulatory approval. In such case, the time and financial resources required to obtain FDA approval for BPX01 and BPX04, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, likely would increase substantially. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could prevent us from introducing our product candidates into the market prior to our competitors, which could harm our competitive position and prospects. Further, even if the FDA allows us to pursue the Section 505(b)(2) regulatory pathway, we cannot guarantee that it would ultimately lead to faster product development, and our product candidates may not receive the requisite approvals for commercialization.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti-kickback statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Our employees, independent contractors, principal investigators, consultants, vendors and CROs may become insolvent or engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors and CROs may become insolvent or engage in fraudulent or other illegal activity. Misconduct by these persons could include intentional, reckless or negligent conduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our operating results.

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

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of dermatological and women’s health—related issues have received limited or no reimbursement coverage by insurers and, accordingly, coverage for BPX03, BPX01 and BPX04, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Our product candidates, including BPX01, BPX04 and BPX03, if approved, will face intense competition and most of our competitors have significantly greater resources than we do.

If approved for the treatment of inflammatory lesions of acne, BPX01 will face direct competition from numerous other topical products such as antimicrobials, retinoids or some combination of the two, and the existence of these products may limit the market size for BPX01. In addition, BPX01 will compete against oral systemic treatments for acne, which include isotretinoins, antibiotics, antimicrobials and contraceptives, and against a number of approved topical treatments for acne, including branded drugs and generic versions where available as well as treatments for both inflammatory and non-inflammatory lesions of acne. If approved for the treatment of rosacea, BPX04 will face direct competition from numerous other topical products such as azelaic acids, brimonidine and ivermectin creams, and the existence of these products may limit the market size for BPX04. In addition, BPX04 will compete against oral systemic treatments for rosacea which include antibiotics and antimicrobials, and against a number of approved topical treatments for acne, including branded drugs and generic versions where available. If approved for the treatment of FBC, BPX03 will face direct competition from numerous other products such as Danocrine, Tamoxifen and Bromocriptine and the existence of these products may limit the market size for BPX03. Certain alternative treatments offered by competitors may be available at a lower price and may offer greater efficacy or a better safety profile. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by health insurers, physicians and patients than our competing product candidates based upon cost or convenience.

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

If we suffer negative publicity concerning the safety of our products, our sales and our reputation and the reputation of our products may be harmed and we may be forced to withdraw products.

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

Competitors in the fields of dermatologic therapeutics and women’s health have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne, topical rosacea and iodine for breast health and because BPX01, BPX04 and VI2OLET represent forms of such therapies, respectively, the patent protection available for BPX01, BPX04 and VI2OLET may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

Risks Related to Our Common Stock

Our stock may be delisted from the NYSE American, which could affect its market price and liquidity.

Our common stock trades on the NYSE American. The NYSE American imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On July 20, 2016, we received a staff deficiency notice from the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide.  We reported stockholders’ deficit of $1.6 million as of October 31, 2017 and net losses in our five most recent fiscal years ended January 31, 2017 and quarter ended October 31, 2017.  The continued listing standards for a NYSE American issuer are as follows:

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE American continued listing standards by January 20, 2018. We timely submitted such a plan and on September 15, 2016, the NYSE American notified us that it had determined to accept the plan and grant a plan period through January 20, 2018. Each quarter,  we provide the NYSE American a progress report regarding the plan, and on May 18, 2017, the NYSE American accepted our latest progress report. We are required to update the NYSE American based on information contained in this report.  There is no assurance that we will be able to achieve the plan as submitted to the NYSE American and regain and maintain compliance with the NYSE American listing standards. The NYSE American staff will review us periodically for compliance with the plan. If we are not in compliance with the continued listing standards by January 20, 2018, or if we do not make progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards.

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE American is under review. For example, on December 1, 2017, we received an additional notification from the NYSE American that our securities have been selling for a low price per share for a substantial period of time and most recently the average price of our common stock has been below $0.20 on a 30-day average price as of November 30, 2017.  Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until June 1, 2018.  Additionally, if at any time our common stock trades below $0.06 per share, we will be automatically delisted from the NYSE American. Our stock price has ranged from a low of $0.11 per share to a high of $0.39 per share during the period from August 1, 2017 to December 12, 2017. We intend to regain compliance with the NYSE American listing standards by effecting a reverse stock split if we are not otherwise able to bring our stock price in compliance with NYSE American listing standards. On March 28, 2017, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of the board of directors. The board of directors has until January 31, 2018 to effect a reverse split without further approval or authorization of our stockholders. Alternatively, the board of directors may elect to abandon and not effect the reverse split, in its sole discretion.  If we do not effect a reverse stock split by January 31, 2018, we may seek new shareholder approval of a reverse stock split.  If we are unable to satisfy the continued listing requirements of the NYSE American, our common stock could be subject to delisting. If our common stock loses its status on the NYSE American, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the NYSE American. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

The stock price of our common stock may continue to be volatile or may decline.

Our stock price is likely to remain volatile. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•limited daily trading volume resulting in the lack of a liquid market;

•the development status of our product candidates, in particular BPX01 and BPX04, including whether any of our product candidates receive regulatory approval;

•our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements and in particular, our success in seeking to enter into a strategic collaboration for the continued development of BPX01;

•	regulatory or legal developments in the United States and foreign countries;

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

•the size of our public float;

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

In addition, the stock markets, and in particular the NYSE American, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders of pharmaceutical companies have instituted securities class action litigation following periods of market volatility. If we become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

We have identified material weaknesses in our internal control over financial reporting since inception and have not remedied these weaknesses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We will continue to incur significant costs as a result of and devote substantial management time to operating as a public company listed on the NYSE American.

As a public company listed on the NYSE American, we incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the rules and regulations required by the NYSE American, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE American

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock or other securities convertible into or exchanged for our common stock in one or more transactions, and in a manner we determine from time to time and at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders could result. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors. New investors could also receive rights, preferences and privileges senior to those of existing holders of our common stock. In addition, in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, we may be required to proportionally adjust the conversion price, exercise price or number of shares issuable upon exercise of our outstanding warrants.

We may issue debt or debt securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and securities would receive distributions of our available assets before distributions to the holders of our common stock and our Series A convertible preferred stock. Because our decision to incur debt and issue securities in future financings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 40.6% of our outstanding common stock as of October 31, 2017. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, investment funds managed by Franklin Advisers collectively beneficially own approximately 15% of the aggregate voting power of the Company as of October 31, 2017, which includes warrants exercisable for 3,551,250 shares of common stock. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital collectively hold or have the right to obtain, up to 31,923,078 shares of our common stock, including 13,498,169 shares of our common stock issuable upon exercise of warrants and 4,328,571 shares of our common stock issuable upon conversion of our Series A convertible preferred stock, but do not have the right to receive any shares upon exercise of warrants or conversion of preferred stock if Vivo Capital, together with its affiliates, would beneficially own in excess of 19.99% of the outstanding shares of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.1	First Amendment to Sublease Agreement entered into on September 25, 2017 between BioPharmX, Inc. and Refuge Biotechnologies, Inc.					X

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
Date: December 12, 2017
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)