Form 10-K
period 2018-01-31
BioPharmX Corp
filed 2018-04-26
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2017, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $17.5  million, based upon the closing price of the Registrant’s common stock as reported on the NYSE American on July 31, 2017. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2018, there were outstanding 191,518,731 shares of the registrant’s common stock, $0.001 par value.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over‑the‑counter, or OTC, products that address large markets in dermatology and women’s health. Our objective is to develop products that treat health or age‑related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub‑optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously‑approved product. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

The product candidates in our current portfolio target significant market opportunities and include three clinical‑stage product candidates, BPX01, a topical antibiotic for the treatment of inflammatory lesions of acne based on a unique formulation of minocycline, BPX04, a topical antibiotic for the treatment of inflammatory lesions of rosacea, and BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia, as well as one development‑stage product candidate, BPX02, an injectable product utilizing biological materials for aesthetic dermatology applications. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We are considering strategic partnership alternatives to fund our Phase 3 clinical program in this indication. We expect to begin a Phase 3 clinical trial, should we raise the necessary additional capital or enter into a strategic partnership to fund the trial. A Phase 2 study for BPX04 in rosacea is currently in the planning stage, with study initiation expected in the second quarter of this year. We have initiated a pre‑Phase 2 feasibility study of BPX04 for the treatment of rosacea. We conducted an interim analysis of 19 subjects who have completed a 12‑week pre-Phase 2 feasibility study in the BPX04 for rosacea study, which suggested good tolerability and promising efficacy of BPX04 for this indication. The molecular iodine project includes a marketed OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as an investigational prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.

Products, Delivery Systems and Product Candidates

We have developed our product portfolio using our proprietary drug delivery technologies, including innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine. We currently have one marketed product, our VI2OLET iodine dietary supplement, three clinical‑stage product candidates, BPX01, BPX03 and BPX04, and one development‑stage product candidate, BPX02. The following table presents a summary of our marketed product and product candidates:

Dermatology Pipeline
Product/ Product Candidates	Delivery Mechanism	Platform Technology/Application	Product Type	Stage of Development
BPX01	Topical	Topical antibiotic for treatment of inflammatory lesions of acne	Prescription Drug	Phase 2b Completed
BPX04	Topical	Topical antibiotic for treatment of inflammatory lesions of rosacea	Prescription Drug	Pre-Phase 2 Feasibility in Progress
BPX02	Injectable	Injectable product for aesthetic dermatology applications	Injectable Product	Internal Development

Women’s Health Pipeline
Product/ Product Candidates	Delivery Mechanism	Platform Technology/Application	Product Type	Stage of Development
VI2OLET	Oral	Molecular iodine (I2) for the alleviation of symptoms of FBC	OTC Dietary Supplement	Currently Marketed
BPX03	Oral	Molecular iodine (I2) for treatment of moderate to severe periodic breast pain associated with FBC and cyclic mastalgia	Prescription Drug	Pre‑Phase 3 Clinical Trial Completed

Iodine Delivery System

VI2OLET Iodine

VI2OLET, is an OTC molecular iodine dietary supplement that addresses cyclic breast discomfort and is clinically demonstrated to selectively deliver iodine to breast tissue, which helps to alleviate the symptoms associated with FBC, including tenderness, aches and swelling. Women who suffer from menstrual‑related breast discomfort are recommended to take one to two tablets per day on an empty stomach for at least 60 days to realize initial symptom relief. Our molecular iodine formula is delivered to breast tissue and is intended to reduce the fibrocystic changes that results in breast discomfort caused by such fibrocystic changes. We commercially launched VI2OLET in December 2014 in online stores and have expanded into approximately 7,000 retail pharmacies, specialty chain outlet and grocery chain outlet stores throughout the United States. We recently entered into an agreement to distribute VI2OLET in Mexico and Central America. We are exploring commercial growth opportunities for the expansion of VI2OLET revenue, which may include strategic partnerships and/or sublicense with women’s and/or consumer health companies. To date, we have generated a de minimus amount of revenue from product sales.

BPX03 and Iodine Research

BPX03 is a prescription drug version of our molecular iodine tablet for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia. We in‑licensed this prescription iodine drug candidate, which was previously under development by the licensors, and refer to both the prior sponsor’s investigational drug and our investigational drug as BPX03. We completed a clinical trial (using VI2OLET) under Health Canada and institutional review board oversight to provide additional insight on how to design a Phase 3 safety and efficacy clinical trial. We are currently seeking a partner(s) to pursue any necessary clinical development and additional regulatory approvals for the product using the learnings from that clinical trial.

Hydrophilic Topical Delivery System

Our topical delivery system uses an anhydrous hydrophilic gel formulation that allows for the stabilization, solubilization and rapid absorption of API into the skin rather than remaining on the surface, a common problem with oil‑based ointments and suspensions. The first expression of this delivery system’s capabilities is demonstrated with minocycline.  The nature of the platform design makes it suitable for multiple APIs.

BPX01 - Acne

BPX01 is a hydrophilic topical antibiotic gel for the treatment of inflammatory lesions of acne, which combines the most widely used oral antibiotic drug (minocycline) for the treatment of inflammatory acne with a proprietary anhydrous hydrophilic topical delivery system specifically designed to localize the delivery of the drug while minimizing systemic exposure and the resultant side effects. This proprietary topical delivery system allows a lower dosage of drug by improving the bioavailability with enhanced and targeted delivery of fully solubilized minocycline. In addition to its bacteriostatic properties, the API, minocycline, also has anti‑inflammatory properties, which may help to reduce the swelling and redness commonly associated with acne.

We completed a Phase 2b randomized, double‑blind, three‑arm, vehicle‑controlled, dose‑finding study to assess the efficacy and safety of BPX01 for the treatment of acne. The multi‑center study evaluated two concentrations of BPX01 (1% and 2% minocycline) and vehicle in 226 subjects, aged 9 to 40, with moderate‑to‑severe inflammatory, non‑nodular acne. The study showed the 2% concentration was statistically superior in reducing the number of inflammatory lesions in patients with moderate‑to‑severe acne, compared to vehicle (59% reduction vs. 44%, respectively, at week 12, p=0.03).

This Phase 2b study also measured improvement on a five‑point investigator’s global assessment (IGA) scale. 25% of subjects treated with BPX01 2% showed at least a two‑grade improvement and an IGA of clear (0) or almost clear (1), a secondary efficacy endpoint in the study, compared to 17.6% for vehicle (p=0.54). Although the study was not powered to measure statistical significance for improvement in IGA, a clear numerical trend was observed in the BPX01 2% arm compared to vehicle. IGA was included as a secondary endpoint in our Phase 2b study as this information supports dose selection and is necessary to calculate sample size estimates to adequately power the Phase 3 studies for success. Since FDA guidance for the approval of topical prescription acne products recommends IGA as a co‑primary endpoint along with a reduction in absolute lesion counts for Phase 3 trials to support a New Drug Application, or NDA, the planned Phase 3 studies will be powered to demonstrate statistical significance of IGA improvement with at least a two‑grade improvement and a score of clear or almost clear for drug compared to vehicle as well as being powered to show a reduction in inflammatory lesion counts.

Researchers also found that no subjects experienced serious treatment‑related adverse side effects. Random blood draws in this study showed that plasma minocycline levels following topical use were undetectable in all but a single subject, whose level – 42 ng/mL – was less than one‑tenth of that measured after a single standard adult dosage of oral minocycline.

BPX04 – Rosacea

BPX04 is a hydrophilic topical antibiotic gel with fully soluble minocycline for the treatment of inflammatory lesions of rosacea. We initiated a 30 subject, single center, open‑label pre‑Phase 2 feasibility study of BPX04 to assess the safety and efficacy of BPX04 at 0% (vehicle), 1% and 2% minocycline for the treatment of rosacea. An interim analysis of the 19 subjects who have completed the 12‑week feasibility study suggests good tolerability and promising efficacy of BPX04 for this indication. Lesion counts were reduced in the 1% and 2% minocycline treatment arms by a mean of 90% at 12 weeks compared to baseline and 89% of the subjects demonstrated an improvement in IGA scores to clear (0) or almost clear (1) compared to their baseline scores of moderate (3) or severe (4) with no serious drug‑related adverse events. We expect to complete this 30 subject study in the second half of this year, and also expect to initiate a Phase 2 study in the second quarter of this year.

In addition to BPX01 and BPX04, early data suggests that our anhydrous hydrophilic topical delivery system may also be utilized with other APIs, including other antibiotics, retinoids and combinations.

Injectable Delivery System

Our injectable delivery system allows for prolonged release of biologics, as well as, small and mid‑sized molecules.

BPX02

We are developing BPX02, an injectable product utilizing biologic materials for aesthetic dermatology applications. This research stage product candidate is currently under internal development. We will likely pursue regulatory approval for this product via a biologics license application, or BLA. As such, BPX02 would still be subject to regulation under the FDC Act, except the section of the FDC Act that governs the approval of NDAs. Instead, BPX02 would be subject to the marketing and exclusivity provisions of the Public Health Service Act  for approval of BLAs. However, the application process and requirements for approval of BLAs are very similar to those for NDAs.

Encapsulation Delivery System

Our encapsulation delivery system is able to isolate the hydrophilic agent from the boundary layer between the hydrophlic and hydrophobic phases of emulsion. The emulsion of the hydrophilic delivery vehicle makes it feel smooth to the touch. We believe this new platform technology is an innovative way of delivering combinations of ingredients to cosmeceutical products for new market innovations. We have three patents issued in the United States.

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

The Acne Market

Acne is a common inflammatory skin condition considered a chronic disease with accompanying negative aesthetic and social impact on patients. Propionibacterium acnes (P. acnes) are normal inhabitants on human skin and have been implicated in the pathogenesis of inflammatory acne.

In the United States alone, acne affects between 40 million and 50 million people each year according to the American Academy of Dermatology. According to SSR Health, a provider of health care focused investment research, acne accounted for approximately $3.8 billion in sales in 2015 ($2.2 billion topical, $1.6 billion oral). Due to extensive consolidation in the dermatology market over the past decade, 64% (or $2.4 billion) of the $3.8 billion in 2015 acne sales was generated by three major pharmaceutical companies: Allergan Plc. (Allergan), Almirall S.A. (Almirall) and Valeant Pharmaceuticals International, Inc. (Valeant).

The Rosacea Market

Rosacea is a chronic dermatologic condition characterized by redness, stinging and inflammatory lesions primarily on the face. It has four subtypes including erythematotelangiectatic rosacea, papulopustular rosacea, phymatous rosacea, and ocular rosacea. Symptoms include dilated blood vessels, redness, swelling, and acne‑like papules and pustules on the face. The biology of rosacea remains unclear, however it is thought to be an inflammatory disorder that involves immune responses and microorganisms.

Rosacea is estimated to affect more than 16 million people in the United States alone, according to the National Rosacea Society. The rosacea market is estimated to be greater than $1.0 billion in the United States according to Symphony Health Services. Branded prescription product revenue was approximately $700 million in 2015 according to Torreya Insights, with more than 80% of this revenue being generated by a limited number of brands. The leading manufacturers are Galderma S.A. (Galderma) and Bayer Healthcare (Bayer).

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

Patents

Patent protection is an important aspect of our product development process and we are actively developing intellectual property in‑house. We have a total of eight U.S. provisional and utility patent applications pending related to our topical compositions for dermatological conditions and novel iodine‑based technologies for women’s health. We have four issued patents.  Three of these patents address a microparticle drug delivery technology. One of these relates to BPX. We also have 21 pending international patent applications, 18 of which relate to BPX01, two of which address a microparticle drug delivery technology and one of which addresses an iodine technology. These international patent applications resulted from development of our unique formulations of minocycline and iodine and were filed according to local national laws or the Patent Cooperation Treaty.  Generally, a patent application filed according to the Patent Cooperation Treaty enables us to apply for patent protection for the invention(s) described in the application in individual countries within a specified period after filing the application. Generally, patents issued in the United States are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date and 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date.

On March 1, 2013, we entered into a collaboration and license agreement with Iogen LLC, or Iogen, to license certain patents, formulations, and know‑how relating to molecular iodine formulations. Our license is an exclusive, royalty‑bearing license agreement with the right to enforce and sublicense. These licensed patents have expiration dates of 2029.

Trademarks

We have applied for trademark protection for several trademarks in the United States. The USPTO has registered several of our trademarks: “VIOLET,” “VI2OLET,” “BIOPHARMX,” “GET IT OFF YOUR CHEST,” “THE GIRLS HAVE SOMETHING TO SAY,” “SMARTER DRUG DELIVERY,” and the VI2OLET logo.

We have also applied for trademark protection in three markets outside the United States. In the European Union, we have registered trademarks for “BIOPHARMX” and “VI2OLET.” In China, we have a registered trademark for “BIOPHARMX” and the VI2OLET logo.  In Mexico, we have applied for trademark protection for the VI2OLET logo.

Research and Development

A core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research. We employ highly‑qualified scientists and consultants specializing in our various product development areas. Research and development expenses for the years ended January 31, 2018 and 2017 were approximately $9.1 million and $10.2 million, respectively.

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

We have a master service agreement in place with DPT Laboratories, Ltd., or DPT, to carry out the manufacturing of clinical supplies. DPT provides drug development services including formulation development, clinical and commercial manufacturing satisfying the FDA’s current good manufacturing practices, or cGMPs, analytical methods development and stability testing. Additionally, we have a master service agreement with Dow Development Laboratories, LLC, to conduct formulation and analytical development and stability studies, among other services.  We are evaluating a second vendor to carry out the manufacturing and testing of our clinical and commercial supplies.

We have in place a commercial supply agreement with UPM Pharmaceuticals, or UPM, a division of Gregory Pharmaceuticals Holdings, Inc. to manufacture and package our VI2OLET dietary supplement tablets. UPM provides high‑quality drug development services including formulation development, clinical and commercial manufacturing satisfying the cGMPs, analytical methods development, and stability testing.  Our manufacturing agreement for VI2OLET with UPM requires a minimum annual purchase of approximately $269,000 of iodine dietary supplement tablets.  This agreement expires in 2020, and we are required to purchase the minimum annual amount regardless of market demand.  The remaining minimum purchase commitment is $0.9 million through 2020.  We have not recorded an obligation for the minimum purchase amount remaining since we have not assessed that the obligation will not be serviced in the normal course of business based on our market demand analysis.  In the future, we may conclude that an obligation is required as the result of our market demand analysis and record such obligation.  The recording of such obligation would negatively impact the results of our operations in the period recorded.

Marketing, Sales & Distribution

Our team has experience in the commercialization of prescription products. We have experience in branding and launching products in the United States, Europe and Asia. Our team understands channel strategies that include branded generic and licensed product strategies.

While BPX01 continues through clinical development, we have commenced our go‑to‑market strategic planning for the product including, but not limited to, organizing a medical advisory board of dermatologists in the United States, educating physicians through publishing our preclinical and clinical results at several industry conferences and developing our pricing strategy. While our commercialization plan for BPX01 will largely depend on the nature of  the strategic partnership we enter into, following the successful enrollment of our Phase 3 clinical trial we will evaluate our needs and take steps toward building our sales, marketing and distribution infrastructure in anticipation of commercial launch. Although we continue to evaluate commercializing BPX01 directly in the United States, we may choose to pursue strategic partnerships to launch the product outside of the United States, pending the appropriate regulatory approvals in each country, in order to take advantage of well‑established sales, marketing and distribution networks established by leading pharmaceutical companies in such countries.  The same process will be considered as BPX04 advances through clinical trials.

VI2OLET is sold through online stores, drug stores, grocery stores and specialty retail chains throughout the United States. We recently entered into an agreement to distribute VI2OLET in Mexico and Central America, and the distributor is responsible for all marketing, sales and distribution activities. We are evaluating expanded or alternative channels for distributing the product by way of partnerships and/or sublicensing with women’s health and/or consumer health companies.  Should we sublicense VI2OLET, the sublicensee would be responsible for all marketing, sales and distribution.

Customers

Potential customers for our products and product candidates include pharmaceutical companies, physician’s practices, including obstetricians and gynecologists, dermatologists and general practitioners, and retail customers via retail sales channels and/or pharmacy outlets.

Competition

Acne

While the acne market has a number of competitive products, BPX01 is being developed to combine the most successful oral antibiotic drug (minocycline) for the treatment of moderate‑severe acne with a targeted topical antibiotic technology specifically designed to localize the delivery of the drug while minimizing systemic side effects. At the present time, there is no FDA‑approved topical solution for this drug.

A number of approved prescription acne products currently exist in oral form such as isotretinoins, antibiotics, antimicrobials and oral contraceptives. These treatments are marketed by a number of large pharmaceutical and specialty pharmaceutical companies including, but not limited to: Allergan, Almirall, Dr. Reddy’s Laboratories Ltd., Galderma, Impax Laboratories, Lupin Pharmaceuticals, Inc., Mayne Pharma Group Limited (Mayne Pharma), Mylan N.V. (Mylan), Pfizer, Inc.,  Sun Pharmaceutical Industries, Ltd. (Sun Pharma), Teva Pharmaceutical Industries, Ltd. (Teva) and Valeant. Additionally, there are several prescription acne products that exist in topical form such as antibiotics, antimicrobials, azelaic acids, retinoids, or some combination of the two. These topical solutions are marketed by companies such as Allergan, Bayer, Galderma, Mayne Pharma, Mylan, Sun Pharma, Teva and Valeant. In addition to prescription acne therapies discussed above, there are numerous OTC products in the form of benzoyl peroxide and salicylic acid topical solutions available from various cosmetic and cosmeceutical companies such as Aveeno, Clean & Clear, Clearasil, Neutrogena and Proactiv.

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

While there is no FDA‑approved topical minocycline solution for acne (or otherwise), we are aware of one competitive product currently in Phase 3 clinical trials.

Rosacea

Unlike the acne market, the rosacea market has a relatively limited number of available therapies. The challenge with current topical treatments is that skin with rosacea is easily aggravated by too much drug or an irritating vehicle.  BPX04 is designed to deliver the active, minocycline, into the skin without further irritating the skin.  While the cause of rosacea is unclear, there are various oral and topical medications to treat the condition, such as antibiotics, anti-parasitics, azelaic acids and alpha-A agonists. Current treatments are marketed by companies such as Allergan, Bayer, Galderma, Mylan, Perrigo Company Plc., Sun Pharma and Valeant.  In addition to prescription rosacea therapies, devices such as intense pulsed light and the pulsed dye laser can be helpful in treating telangiectasia and vascular erythema to some extent and also may reduce associated symptoms.

While there is no FDA-approved topical minocycline solution for rosacea (or otherwise), we are aware of two competitive products currently in Phase 2 and Phase 3 clinical trials.

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

All facilities that manufacture, process, package, or store food for human consumption must register with the FDA as a food facility. A dietary supplement is considered a food under the FDC Act and FDA regulations. Food facility registrations must be updated biennially. The FDA annually schedules inspections at a number of registered food facilities to determine whether the inspected facilities are in compliance with food‑related FDA regulations.

The FDA, under the FDC Act, regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements. The FTC regulates the advertising of these products. The National Advertising Division of the Council of Better Business Bureaus, or NAD, oversees an industry sponsored, self‑regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act, or FTC Act, or the FDC Act to the FTC or the FDA for further action, as appropriate.

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

The FDA issued an updated draft guidance document in August 2016 that clarifies when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDIN to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The FDA’s interpretation of what constitutes an NDI subject to an NDIN is extremely broad and seems to imply that virtually every new dietary supplement requires an NDIN. In addition, the FDA may begin to take enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

The FDA’s cGMPs regulations for dietary supplements apply to manufacturers and holders of finished dietary supplement products, including dietary supplements manufactured outside the United States that are imported for sale into the United States. Among other things, the FDA’s cGMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a scientifically valid system for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping.

Under the Dietary Supplement and Nonprescription Drug Consumer Protection Act, the FDA requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events associated with their products to the FDA and institute recordkeeping requirements for all adverse events. Based on serious adverse event (or other) information, the FDA may take actions against dietary supplements or dietary ingredients that in its determination present a significant or unreasonable risk of illness or injury, which could make it illegal to sell those products. FDA publishes quarterly reports on serious adverse events it receives.

The FDA Food Safety Modernization Act, or FSMA, enacted January 4, 2011, amended the FDC Act to significantly enhance the FDA’s authority over various aspects of food regulation, including dietary supplements. Under FSMA, the FDA may use the mandatory recall authority when the FDA determines there is a reasonable probability that a food (including a dietary supplement) is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Also under FSMA, the FDA has expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a United States inspector is refusing entry for an inspection; and the authority to require that importers verify that the foods they import meet domestic standards.

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

The FTC and the FDA have pursued a coordinated effort to challenge the scientific substantiation for dietary supplement claims. Their efforts to date have focused on manufacturers and marketers as well as media outlets and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the FTC Act of several million dollars. If the FTC and the FDA continue to focus on health related claims, including structure/function claims for dietary supplements, dietary supplements could be the subject of FTC and/or FDA inquiries, inquiries from NAD, and states attorneys general, as well as private class action lawsuits.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug, or IND, which must become effective before clinical testing may commence, and adequate and well‑controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre‑market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the IND to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit‑risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well‑controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in  instances where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or the BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $2,421,000 for fiscal year 2018.  Under an approved NDA or BLA, the applicant is subject to an annual program fee, currently approximately $304,000 per prescription product for fiscal year 2018. Beginning in fiscal year 2018, this annual program fee replaces the annual product and establishment fees.  These fees typically increase annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the NDA or BLA submission is filed, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use. The FDA has agreed to certain performance goals in the review of NDAs or BLAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to drugs intended to treat a serious or life‑threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late‑submitted information, or information intended to clarify information already provided in the submission.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs, BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted, except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

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

Biologics

Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

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

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union, or E.U., follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable E.U. Good Laboratory Practice regulations;
•	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;
•	performance of adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
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

•	potential audits of the nonclinical and clinical trial sites that generated the data in support of the MAA; and
•	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

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

In April 2014, the E.U. legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the E.U., the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable.    According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation will become applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

The new Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the E.U. The main characteristics of the regulation include:

•	a streamlined application procedure via a single entry point, the E.U. portal;
•

a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states;

•

a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned;

•	strictly defined deadlines for the assessment of clinical trial application; and
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
•

medicinal products for human use containing a new active substance that, on the date of effectiveness of this regulation, was not authorized in the E.U., and for which the therapeutic indication is the treatment of any of the following diseases:

•	acquired immune deficiency syndrome;
•	cancer;
•	neurodegenerative disorder;
•	diabetes;
•	auto‑immune diseases and other immune dysfunctions; and
•	viral diseases;
•	medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

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

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures as prescribed in Directive 2001/83/EC:

•

the decentralized procedure allows applicants to file identical applications to several E.U. member states and receive simultaneous national approvals based on the recognition by E.U. member states of an assessment by a reference member state;

•	the national procedure is only available for products intended to be authorized in a single E.U. member state; and
•	a mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

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

Regulatory Data Protection

E.U. legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the E.U. from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two‑year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials. However, products designated as orphan medicinal products enjoy, upon receiving marketing authorization, a period of ten years of orphan market exclusivity. Depending upon the timing and duration of the E.U. marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPCs, pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the E.U., we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and other requirements

We will, for example, have to comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post‑authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non‑compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the E.U. Similarly, failure to comply with the E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

Manufacturing

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must be conducted in strict compliance with the EMA’s Good Manufacturing Practices, or GMP, requirements and comparable requirements of other regulatory bodies in the E.U., which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EMA enforces its current GMP requirements through mandatory registration of facilities and inspections of those facilities. The EMA may have a coordinating role for these inspections while the responsibility for carrying them out rests with the member states competent authority under whose responsibility the manufacturer falls. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and could subject the applicant to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or U.K. voted in favor of leaving the E.U., which is commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the E. U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the U.K. from the E.U. will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the U.K. provides a notice of withdrawal pursuant to the E.U. Treaty. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

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

In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of our drug candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the E.U. provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low‑priced and high‑priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Law and Regulation

Healthcare providers, physicians and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third‑party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti‑Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•

the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers.

An increasing number of states have enacted legislation requiring pharmaceutical and biotechnology companies to file periodic reports of expenses relating to the marketing and promotion of drug products and gifts and payments to individual healthcare practitioners in these states; to make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; to report information pertaining to and justifying price increases; or to register their sales representatives.  Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; price gouging; or pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Employees

As of January 31, 2018, we had 27 employees, all of whom were full time, including 13 employees in research and development and one employee located outside of the United States. We also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of January 31, 2018, we had an accumulated deficit of $61.3 million and incurred net losses available to common stockholders of $16.6 million and $18.5 million for the years ended January 31, 2018 and 2017, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss available to common stockholders of $16.6 million and $18.5 million for the years ended January 31, 2018 and 2017, respectively. As of January 31, 2018, we had cash and cash equivalents of $7.6 million and significant liabilities and obligations. In April 2017, we raised net proceeds of $4.4 million through the sale of common stock and warrants to purchase common stock through a registered direct offering. In July 2017, we raised net proceeds of $1.9 million through the sale of common stock through an additional registered direct offering.  In November 2017, we raised net proceeds of $9.7 million through the sale of common stock and warrants to purchase common stock in a public offering. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We will seek to enter into a strategic partnership to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We recently initiated a pre-Phase 2 feasibility study to assess the safety and efficacy of BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the years ended January 31, 2018 and 2017 with respect to this uncertainty. Such an opinion may materially and adversely affect the price per share of our common stock and/or otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements for the years ended January 31, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. While VI2OLET went on the market in December 2014 in online stores and in drug, grocery and retail chains throughout the United States, we have only recognized a de minimis amount of revenue from sales to date. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market. Our manufacturing agreement for VI2OLET with UPM, requires a minimum annual purchase of approximately $269,000 of iodine supplement tablets. This agreement expires in 2020, and we are required to purchase the minimum annual amount regardless of market demand.  The remaining minimum purchase commitment is $0.9 million through 2020.  We have not recorded an obligation for the minimum purchase amount remaining, since we have determined that a loss on this obligation is not probable based on our market demand analysis.  In the future, we may conclude that an obligation is required as the result of our market demand analysis and record such obligation.  The recording of such obligation would negatively impact the results of our operations in the period recorded.

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

We rely on one third-party manufacturer for our product and product candidate manufacturing needs. Currently, we engage with DPT, a subsidiary of Mylan N.V., as our clinical contract manufacturer for BPX01 and BPX04.  We have identified a qualified second vendor to carry out the manufacturing and testing of our clinical and commercial supplies and are working on vendor assessments.  UPM manufactures iodine supplement tablets for VI2OLET.

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the applicable cGMP regulations for the type of product manufactured. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, although we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs, we cannot guarantee that each of our manufacturing partners will so comply. Failure of either manufacturer to maintain compliance with applicable laws and regulations could result in delayed or rejected clinical studies, decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including a request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees. In addition, failure of a contract manufacturer for a product undergoing review by the FDA to maintain an acceptable cGMP compliance status could result in a decision by the FDA not to approve any pending NDA.

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

Clinical drug development for our product candidates is costly, time-consuming and uncertain. Our product candidates are in various stages of development and while we expect that clinical trials for these product candidates will continue for several years, such trials may take significantly longer than expected to complete. In addition, we, the FDA, an IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

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

Our only commercialized product, VI2OLET, is subject to regulation by U.S. and international regulatory authorities.

Our first and only commercialized product, launched in December 2014, is our women’s health dietary supplement distributed under the brand name “VI2OLET” iodine. We recently entered into an agreement to distribute VI2OLET in Mexico and Central America. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of VI2OLET is subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the CPSC, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are or may be sold including non-governmental entities such as NAD. The NAD oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDC Act to the FTC or the FDA for further action, as appropriate.

All facilities that manufacture, process, package, or store food for human consumption must register with the FDA as a food facility. A dietary supplement is considered a food substance under the FDC Act and FDA regulations. We are registered with the FDA as a food facility and we renew our registration every two years. The FDA annually schedules inspections at a number of registered food facilities to determine whether the inspected facilities are in compliance with food-related FDA regulations. While the FDA has not yet inspected or scheduled an upcoming inspection at our facility, the FDA could choose to conduct such an inspection at any time. If the FDA observed any evidence of violation or noncompliance during an inspection, we would be required to respond adequately to the observations, typically by developing and executing appropriate corrective and preventive actions. Any inspection of our facility could entail inspection of our third-party manufacturer, UPM, which is responsible for production of VI2OLET under the terms of our commercial supply agreement. Any observations related to the third-party manufacturer as a result of an FDA inspection may require the third-party manufacturer to implement significant corrective or preventive measures related to its production process, which could impact our commercial supply of VI2OLET. Any uncorrected violation or noncompliance could lead to further regulatory action by the FDA.

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

Due to the difficulty of objectively measuring the symptoms of FBC, patient-reported outcome instruments, or PROs, may have an important role in the development and regulatory approval of our BPX03 product candidate. PROs involve patients’ subjective assessments of efficacy, and this subjectivity increases the uncertainty in determining clinical endpoints. Such assessments can be influenced by factors outside of our control, and can vary widely from day-to-day for a particular patient, and from patient-to-patient and site-to-site within a clinical trial. Furthermore, if we pursue a Phase 3 clinical program for BPX03, we anticipate that we would use PROs in such  a program, and if the FDA does not accept or requires changes to the PRO, this could delay clinical development of BPX03, increase our costs and necessitate additional clinical trials.

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

Although we maintain product liability insurance coverage for clinical trials, our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability, particularly if any of our product candidates receive regulatory approval. Further, a successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and harm our business, financial condition, operating results and prospects.

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE American continued listing standards by January 20, 2018. On January 16, 2018, we informed the NYSE American that our stockholders’ equity was $6.3 million, and on January 22, 2018 the NYSE American informed us that we were back in compliance with this standard.  We reported stockholders’ equity of $5.1 million as of January 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018.  Additionally, we received $7.0 million from the exercise of outstanding warrants to purchase common stock after January 31, 2018 through the date of the filing of this Annual Report on Form 10-K.  As a result, we believe that our stockholders’ equity is above $6.0 million as of the date of the filing of this Annual Report on Form 10-K, after also giving consideration to results of operations and other items that impact stockholders’ equity during the period subsequent to January 31, 2018.

While we regained compliance with the continued listing standards in January 2018, there can be no assurance that we will be able to maintain this status.  If the NYSE American finds that we are not in compliance in the future,  the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards.

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE American is under review. For example, on December 1, 2017, we received an additional notification from the NYSE American that the 30-day average price of our common stock fell below $0.20 as of November 30, 2017.  Pursuant to the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing requires us to effect a reverse stock split of our common stock or otherwise demonstrate sustained price improvement by June 1, 2018.  Additionally, if at any time our common stock trades below $0.06 per share, we will be automatically delisted from the NYSE American. Our stock price has ranged from a low of $0.11 per share to a high of $0.39 per share during the period from August 1, 2017 to the date of this report.  Although we intend to regain compliance with the NYSE American listing standards by effecting a reverse stock split if we are not otherwise able to bring our stock price in compliance with NYSE American listing standards, there is no assurance our stockholders would approve the amendment to our certificate of incorporation required to effect a reverse stock split.  If we are unable to satisfy the continued listing requirements of the NYSE American, our common stock could be subject to delisting. If our common stock loses its status on the NYSE American, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the NYSE American. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

The stock price of our common stock may continue to be volatile or may decline.

Our stock price is likely to remain volatile. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	limited daily trading volume resulting in the lack of a liquid market;
•	the development status of our product candidates, in particular BPX01 and BPX04, including whether any of our product candidates receive regulatory approval;
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

•	ratings downgrades by any securities analysts who follow our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	the size of our public float;
•	the expiration of market standoff or contractual lock-up agreements and future sales of our common stock by our officers, directors and significant stockholders;
•	recruitment or departure of key personnel;
•	changes in accounting principles;
•	future issuances of our securities;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	any other factors discussed in this report.

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

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and securities would receive distributions of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in future financings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our directors, executive officers and principal stockholders exert significant influence over us and could impede a change of corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 26% of our outstanding common stock as of March 31, 2018. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Franklin Advisers collectively beneficially own approximately 7% of the aggregate voting power of the Company as of March 31, 2018, which includes warrants exercisable for 3,551,250 shares of common stock. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital beneficially own approximately 15% of the aggregate voting power of the Company as of March 31, 2018, which includes warrants exercisable for 13,498,169 shares of common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office and laboratory is located at 1505 Adams Drive, Suite D, Menlo Park, California 94025, where the we occupy 12,203 sq. ft. of research and development and administration facilities that are nearby to external formulation, clinical and preclinical testing facilities. Our lease expires in December 2018. We believe that our existing property is in good condition and suitable for our current needs until replacement space can be obtained. We intend to look for replacement space in the San Francisco Bay Area, and believe we will be able to identify suitable space prior to the expiration of our lease.

ITEM 3.  LEGAL PROCEEDINGS

On September 26, 2017, two purported shareholders filed a lawsuit in the Superior Court for the State of California, San Mateo County, against the Company and James Pekarsky, the Company’s former Chief Executive Officer. The lawsuit alleges that certain investments were not exempt from registration under the federal securities laws, alleges a violation of the California Corporations Code and asserts a claim for breach of fiduciary duty. The complaint seeks unspecified rescissionary damages, interest thereon, punitive damages, and other relief. The Company continues to deny plaintiffs’ allegations and believes the claims lack merit.

We may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive allegations of infringement of patents or other intellectual property rights. Subject to the above-mentioned lawsuit, we are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NYSE American under the symbol “BPMX.”    The following table sets forth, for each of the fiscal periods indicated, the quarterly high and low sales prices for our common stock as as reported by the NYSE American.

	High	Low
Fiscal Year Ended January 31, 2018
First Quarter	$0.90	$0.39
Second Quarter	$0.90	$0.32
Third Quarter	$0.39	$0.18
Fourth Quarter	$0.30	$0.10
Fiscal Year Ended January 31, 2017
First Quarter	$1.78	$0.75
Second Quarter	$0.97	$0.50
Third Quarter	$1.22	$0.27
Fourth Quarter	$0.58	$0.19

As of April 1, 2018, there were approximately 79 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table includes information as of January 31, 2018 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	24,724,663	$ 0.41	1,884,878(1)
Equity compensation plans not approved by security holders(2)	660,000	$ 1.44	—

(1)Includes shares of common stock that remain available for purchase under our 2016 Equity Incentive Plan.

(2)Includes shares outstanding under inducement option grants to three employees in fiscal year 2016. All of these grants were made outside of a stockholder approved plan, pursuant to the exemption for inducement grants under the listing rules of the NYSE American, and have the same material terms as the options granted under our 2016 Equity Incentive Plan.

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

Since inception, we have developed our product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for these operations. We began shipping VI2OLET through online stores in December 2014. We recently entered into an agreement to distribute VI2OLET in Mexico and Central America. We continue to pursue additional channel distribution expansion for VI2OLET by way of partnerships and/or sublicensing opportunities with women’s health and/or consumer companies to provide broader access to consumers. To date, we have generated a de minimis amount of revenue from product sales while we focus on product acceptance and partnering opportunities.

Results of Operations

Revenue

Year ended January 31,
2018	2017	Change	%
($ in thousands)
$73	$100	$(27)	(27)%

We recognize revenue on a sell-through basis if we do not have sufficient historical information to estimate product returns, pricing discounts or other concessions. If sufficient historical information is available, we recognize revenue upon shipment, net of reserves. We shipped our first product to an online retailer in December 2014 and recognized our first revenue in January 2015. The year over year decrease in revenues was primarily due to the timing of revenue recognized on a sell-through basis.

Cost of Goods Sold

Year ended January 31,
2018	2017	Change	%
($ in thousands)
$250	$516	$(266)	(52)%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, write-downs of excess and obsolete inventories and amortization of our intangible assets. The year over year decrease in cost of goods sold was primarily related to the decrease in recognized revenue and related cost of our product,  as well as the decrease in inventory reserves and amortization of our intangible assets.

Research and Development Expenses

Year ended January 31,
2017	2016	Change	%
($ in thousands)
$9,140	$10,158	$(1,018)	(10)%

Research and development expenses primarily include headcount‑related costs, stock‑based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred.

Research and development expenses decreased $1.0 million for the year ended January 31, 2018 compared to the prior year primarily due to decreased clinical study costs and nonclinical study costs, as we completed our Phase 2b clinical study for BPX01, partially offset by an increase in headcount-related and consulting expenses. We expect research and development expenses to increase period over period as we commence our Phase 2 study for BPX04, our topical antibiotic for the treatment of rosacea, and continue to advance research and development on other projects. We expect to begin the Phase 3 clinical trials for BPX01, our topical antibiotic for the treatment of acne,  if we raise the necessary additional capital or enter into a strategic partnership to fund the trials.

Sales and Marketing Expenses

Year ended January 31,
2018	2017	Change	%
($ in thousands)
$2,415	$3,198	$(783)	(24)%

Sales and marketing expenses primarily include headcount‑related costs, stock‑based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to our acne drug candidate, BPX01. Sales and marketing expenses are expensed as incurred.

Sales and marketing expenses decreased $0.8 million for the year ended January 31, 2018 compared to the prior year primarily due to decreased advertising and promotional activities related to VI2OLET,  as we continue to pursue additional channel distribution expansion by way of partnerships with women’s health or consumer companies. This decrease was partially offset by higher costs related to the market development activities of BPX01.

General and Administrative Expenses

Year ended January 31,
2018	2017	Change	%
($ in thousands)
$5,144	$4,654	$490	11%

General and administrative expenses primarily include headcount‑related costs, stock‑based compensation and costs of our executive, finance and other administrative functions.

General and administrative expenses increased $0.5 million for the year ended January 31, 2018 compared to the prior year primarily due to higher legal, litigation and stock-based compensation costs.

Change in Fair Value of Warrant Liability

Year ended January 31,
2018	2017	Change	%
($ in thousands)
$364	$163	$201	123%

The change in fair value of warrant liability reflects the fair value re-measurement of certain warrants granted in fiscal year 2017 that are accounted for as derivative liabilities.

Other Expense, net

Year ended January 31,
2018	2017	Change	%
($ in thousands)
$(126)	$(141)	$(15)	(11)%

For the year ended January 31, 2018, other expense primarily included interest income on our cash and cash equivalents and approximately $151,000 of expense for the incremental fair value related to the modification of warrants.  For the year ended January 31, 2017, other income and expense primarily included non-cash interest expense recorded for debt issuance costs and interest expense related to our convertible notes.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year ended January 31,
	2018	2017
Net cash used in operating activities	$(15,587)	$(15,746)
Net cash used in investing activities	(41)	(45)
Net cash provided by financing activities	16,703	18,253
Net increase in cash and cash equivalents	$1,075	$2,462

The following table summarizes total current assets, liabilities and working capital (in thousands):

	As of January 31,
	2018	2017
Current assets	$7,981	$6,827
Current liabilities	2,979	3,727
Working capital	$5,002	$3,100

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying consolidated financial statements for the year ended January 31, 2018 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2018, we had cash and cash equivalents of $7.6 million and working capital of $5.0 million. We raised $16.7 million and $18.3 million from financing activities in the years ended January 31, 2018 and 2017, respectively. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, entering into a strategic partnership, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the year ended January 31, 2018 was $15.6 million, which primarily resulted from a net loss of $16.6 million and changes in operating assets and liabilities of $0.7 million, partially offset by non-cash expenses of $1.7 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and decreased operating expenses.

Net cash used for operating activities for the year ended January 31, 2017 was $15.7 million, which primarily resulted from a net loss of $18.4 million, partially offset by non-cash expenses of $1.7 million and changes in operating assets and liabilities of $0.9 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and increased operating expenses.

Net cash used for investing activities for the years ended January 31, 2018 and 2017 was approximately $41,000 and $45,000,  respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the year ended January 31, 2018 was $16.7 million, which was due to the $16.0 million of net proceeds from the issuance of common stock, preferred stock and warrants to purchase common stock in our public and private offerings, $0.6 million from the exercise of warrants to purchase common stock and $10,000 from the exercise of stock options. Additionally, we received $7.0 million from the exercise of warrants to purchase common stock after January 31, 2018 through the date of this report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2018, we had cash and cash equivalents of $7.6 million and working capital of $5.0 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss available to common stockholders of $16.6 million and $18.5 million for the years ended January 31, 2018 and 2017, respectively, and had an accumulated deficit of $61.3 million as of January 31, 2018.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue from the sale of VI2OLET, our iodine dietary supplement. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability.  We intend to raise additional funds through the issuance of equity securities. We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $79.0 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date, while allowing for early adoption (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We implemented this new guidance as of February 1, 2018. We have completed our evaluation of the impact of this standard and based on this analysis, we do not believe adoption of this standard will have a material impact on our consolidated financial statements.  We expect to use the modified retrospective method upon adoption.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard on February 1, 2017, and there was no material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This amendment impacts entities that change the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This amendment should be applied prospectively to an award modified on or after the adoption date. We adopted this guidance as of February 1, 2018 for any awards that are modified after that date.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements included elsewhere in this report. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventory and stock‑based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Warrant Liability

We account for certain of our warrants as derivative liabilities based on provisions relating to cash settlement options.  We recorded a liability for the fair value of the warrants at the time of issuance, and at each reporting date the warrant is revalued to the instrument’s fair value. The fair value of the warrant is estimated using the Black-Scholes pricing model. This liability is subject to fair value re-measurement until the warrants are exercised or expired, and any change in fair value is recognized as other income or expense in our consolidated statements of operations and comprehensive loss.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the years ended January 31, 2018 and 2017, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a‑15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, January 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control‑Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the year ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets for certain information concerning our directors and named executive officers as of March 31, 2018.  All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name of Director	Age	Position
Anja Krammer	50	President and Director
Greg Kitchener	47	Executive Vice President and Chief Financial Officer
Kin F. Chan	45	Executive Vice President of Research and Technology
Michael Hubbard(1)	66	Director
Stephen Morlock(1)	64	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms provided to us and written representations from our named executive officers and directors with respect to fiscal year 2017, we believe that all Section 16(a) filing requirements during fiscal year 2018 were complied with.

Audit Committee

Our Audit Committee is comprised of Mr. Hubbard and Mr. Morlock. Mr. Hubbard is the chairman of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current NYSE American and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our board of directors has determined that Mr. Hubbard is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S‑K promulgated under the Securities Act. This designation does not impose on him any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our board of directors. Our Audit Committee is directly responsible for, among other things:

•	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•	ensuring the independence of the independent registered public accounting firm;
•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year‑end operating results;
•	establishing procedures for employees to submit anonymously concerns about questionable accounting or audit matters;
•	considering the adequacy of our internal controls and internal audit function;
•	reviewing material related party transactions or those that require disclosure; and
•	approving or, as permitted, pre‑approving all audit and non‑audit services to be performed by the independent registered public accounting firm.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table presents summary information regarding the total compensation awarded to, earned by or paid to each of the named executive officers for services rendered in all capacities during fiscal years 2018 and 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Anja Krammer	2018	310,000	72,917	835,168	9,000	1,227,085
President and Director	2017	250,000	60,000	362,137	9,000	681,137
Kin F. Chan, PhD	2018	270,000	36,250	341,777	—	648,027
Executive Vice President of Research and Technology	2017	225,000	25,000	161,163	—	411,163
Greg Kitchener	2018	237,000	19,875	258,961	—	515,836
Executive Vice President and Chief Financial Officer	2017	225,000	60,000(3)	139,729	—	424,729

(1)Amounts represent the aggregate fair value amount computed as of the grant date of each award during fiscal year 2018 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements contained in this annual report on Form 10‑K for the year ended January 31, 2018.

(2)The amounts represent reimbursements for self‑sourced health care insurance premiums.

(3)Mr. Kitchener joined us in August 2015 and received bonuses following the successful completion of equity financing transactions as detailed in his offer letter.

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

Anja Krammer's Employment Agreement

On April 20, 2017, we entered into an employment agreement with Ms. Krammer, pursuant to which Ms. Krammer is employed as our President. Ms. Krammer's employment agreement provides for a base salary of $310,000 per year and a bonus based on criteria and terms and conditions as may be established by our board of directors or our Compensation Committee in its sole discretion. Ms. Krammer is eligible to participate in our employee benefit plans and paid vacation in accordance with our vacation policy on the same basis as other executive employees.  Ms. Krammer is eligible to receive future grants of our equity awards, in all cases as determined by, and subject to the approval of, our Compensation Committee.

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

Mr. Kitchener's employment agreement provides for a base salary of $237,000 per year and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors.

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

Dr. Chan's employment agreement provides for a base salary of $270,000 per year or such higher rate as the Company's board of directors may determine from time to time, and an annual bonus if performance targets are met, which determination will be made at the discretion of the board of directors.

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

Outstanding Equity Awards

The following table includes information as of January 31, 2018 for outstanding equity awards held by our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Anja Krammer	39,375(1)	65,625	—	0.65	7/1/2026
	360,000(2)	—	—	0.62	7/21/2026
	108,334(3)	291,666	—	0.42	12/8/2026
	—(4)	1,060,000	—	0.74	4/18/2027
	26,112(5)	913,888	—	0.10	12/20/2027
	—(6)	1,960,000	—	0.11	1/8/2028
Kin F. Chan, PhD	20,625(1)	34,375	—	0.65	7/1/2026
	170,000(2)	—	—	0.62	7/21/2026
	40,625(3)	109,375	—	0.42	12/8/2026
	—(4)	435,000	—	0.74	4/18/2027
	25,000(5)	875,000	—	0.10	12/20/2027
	11,500(5)	402,500	—	0.20	12/20/2027
Greg Kitchener	141,979(7)	93,021	—	1.67	8/10/2025
	20,625(1)	34,375	—	0.65	7/1/2026
	41,250(8)	68,750	—	0.62	7/21/2026
	47,396(3)	127,604	—	0.42	12/8/2026
	—(4)	290,000	—	0.74	4/18/2027
	25,000(5)	875,000	—	0.10	12/20/2027
	11,500(5)	402,500	—	0.20	12/20/2027

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

(4)The stock option was granted on April 18, 2017, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(5)The stock option was granted on December 20, 2017, and the shares subject to this option vest 1/36 of the shares on the last day of each full calendar month.

(6)The stock option was granted on January 8, 2018, and the shares subject to this option vest 1/36 of the shares on the last day of each full calendar month.

(7)The stock option was granted on August 10, 2015, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(8)The stock option was granted on July 21, 2016, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

Employment Arrangements and Potential Payments upon Termination or Change in Control

See employment arrangements discussed above in “Employment Arrangements with Our Named Executive Officers”.

Director Compensation

The following table provides the total compensation for each person who served as a non‑employee member of our board of directors during fiscal year 2018, including all compensation awarded to, earned by or paid to each person who served as a non‑employee director for some portion or all of fiscal year 2018. Ms. Krammer, our President, received no compensation for her service as  a member of our board of directors during fiscal year 2018, and is not included in this table. The compensation received by Ms. Krammer as an employee of the Company is presented in “Summary Compensation Table”.

Director Compensation Fiscal Year 2018

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Michael Hubbard	113,500	160,767	274,267
Stephen Morlock	82,000	160,767	242,767
C. Gregory Vontz(2)	53,667	114,230	167,897

(1)

Amounts listed under the “Option Awards” column represent the aggregate fair value amount computed as of the grant date of each option and award during fiscal year 2018 in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements contained in our annual report on Form 10‑K for the year ended January 31, 2018 as filed with the SEC. Our directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. For information regarding the number of stock options held by each non‑employee director as of January 31, 2018, see the column “Number of Securities Underlying Stock Options Held as of January 31, 2018” in the table below.

(2)	Mr. Vontz resigned from the Company’s board of directors effective November 30, 2017.

Each person who served as a non‑employee member of our board of directors during fiscal year 2018 held the following aggregate number of shares of our common stock subject to outstanding stock options as of January 31, 2018:

Name	Number of Securities Underlying Stock Options Held as of January 31, 2018
Michael Hubbard	1,200,000
Stephen Morlock	1,180,000
C. Gregory Vontz	203,751

Retainer Fees.  We provide a quarterly cash retainer fee to each of our non‑employee directors for their services on the committees of our board of directors. From February 2016 to June 2016, our non‑employee directors were compensated as follows:

•	$5,000 on a quarterly basis for service as the chair of our Audit Committee;
•	$5,000 on a quarterly basis for service as the chair of our Compensation Committee; and
•	$5,000 on a quarterly basis for service as the chair of our Nominating and Corporate Governance Committee.

From July 2016 to January 2018, our non‑employee directors were compensated as follows:

•	$40,000 annual retainer;
•	$35,000 for service as the chair of the board (a one‑time, supplemental retainer fee of $20,000 was paid to the Mr. Hubbard for his service as chair of the board in fiscal year 2017);
•	$12,500 for service as the chair of our Audit Committee;
•	$10,000 for service as the chair of our Compensation Committee;
•	$6,000 for service as the chair of our Nominating and Corporate Governance Committee;
•	$10,000 for service as a member of the Audit Committee;
•	$10,000 for service as a member of the Compensation Committee; and
•	$6,000 for service as a member of the Nominating and Corporate Governance Committee.

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

In addition, all non‑employee directors will be granted an annual stock option to purchase 200,000 shares of our common stock. Each stock option award will vest and become exercisable in equal monthly installments over one year from the vesting commencement date, subject to such non‑employee director’s continued service on our board of directors. The awards will have 10‑year terms and will terminate three years following the date the director ceases to be one of our directors or consultants.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during fiscal year 2018 were Mr. Hubbard, Mr. Morlock and Mr. Vontz. No member of our Compensation Committee in fiscal year 2018 was at any time during fiscal year 2018 or at any other time an officer or employee of BioPharmX Corporation or any of its subsidiaries, and none had or have any relationships with BioPharmX Corporation that are required to be disclosed under Item 404 of Regulation S‑K. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or Compensation Committee during fiscal year 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information is described above in Item 5.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2018 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors or director nominees;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 191,518,731 shares of common stock outstanding as of March 31, 2018. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2018 to be outstanding and to be beneficially owned by the person holding the option and warrant for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o BioPharmX Corporation, 1505 Adams Drive, Suite D, Menlo Park, California 94025.

s
	Shares Beneficially Owned
Name of Beneficial Owner	Shares of Common Stock	%
Directors and Named Executive Officers:
Anja Krammer(1)	3,685,209	1.9%
Greg Kitchener(2)	560,207	*
Kin F. Chan(3)	1,748,646	*
Michael Hubbard (4)	817,917	*
Stephen Morlock (5)	2,904,373	1.5%

All executive officers and directors as a group (5 persons)(6)	9,716,352	4.9%
5% or Greater Stockholders
Entities Affiliated with Vivo Capital VIII, LLC.(7)	29,626,684	14.5%
Entities Affiliated with Franklin Advisors, Inc.(8)	13,300,865	6.8%

*Represents holdings of less than one percent

(1)Includes options exercisable for 1,185,209 shares of common stock within 60 days of March 31, 2018.

(2)Includes options exercisable for 560,207 shares of common stock within 60 days of March 31, 2018.

(3)Includes options exercisable for 548,646 shares of common stock within 60 days of March 31, 2018.

(4)Includes options exercisable for 817,917 shares of common stock within 60 days of March 31, 2018.

(5)Includes 251,071 shares of common stock held by the Stephen W. Morlock and Karen R. Morlock TIEE UPT dated 04/21/03, of which Mr. Morlock is a co‑trustee and co‑beneficiary, options exercisable for 797,917 shares of common stock within 60 days of March 31, 2018 and warrants exercisable for 981,429 shares of common stock within 60 days of March 31, 2018.

(6)Includes options exercisable for 3,909,896 shares of common stock within 60 days of March 31, 2018 and warrants exercisable for 981,429 shares of common stock within 60 days of March 31, 2018.

(7)Affiliates of Vivo Capital Fund VIII, LLC beneficially own the following securities of the Company: 14,418,159 shares are held by Vivo Capital Fund VIII, L.P., 1,710,356 shares are held by Vivo Capital Surplus Fund VIII, L.P., up to 11,860,005 shares of common stock are issuable upon exercise of warrants held by Vivo Capital Fund VIII, L.P. and up to 1,638,164 shares of common stock are issuable upon exercise of warrants held by Vivo Capital Surplus Fund VIII, L.P. Vivo Capital VIII, LLC is the general partner of both Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. The voting members of Vivo Capital VIII, LLC are Frank Kung, Albert Cha, Edgar Engleman, Chen Yu and Shan Fu, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. The address of Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. is 575 High Street, Suite 201, Palo Alto, CA 94301.

 (8)Franklin Advisors, Inc., or FAV, an indirectly wholly owned subsidiary of a publicly traded company, Franklin Resources, Inc., or FRI, may be deemed to be the beneficial owner of these securities for purposes of Rule 13d‑3 under the Exchange Act in its capacity as the investment adviser to Franklin Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund pursuant to investment management contracts that grant investment and/or voting power to FAV. When an investment management contract (including a sub‑advisory agreement) delegates to FAV investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats FAV as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, FAV reports for purposes of Section 13(d) of the Exchange Act that it has sole investment discretion and voting authority over the securities covered by any such investment management agreement, unless otherwise specifically noted. Includes warrants exercisable for 3,551,250 shares of common stock within 60 days of March 31, 2018. The address of FRI is One Franklin Parkway, San Mateo, CA 94403‑1906.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer, president and director compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since February 1, 2017 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest or such other persons as may be required to be disclosed pursuant to Item 404 of Regulation S‑K, which we refer collectively refer to as related parties.

In April 2017, through a registered direct offering, we issued and sold 1,282,052 shares of common stock and warrants to purchase 641,026 shares of common stock to investment funds managed by Vivo Capital.

In November 2017, through a public offering, we issued and sold 330,000 shares of common stock and warrants to purchase 660,000 shares of common stock to Stephen Morlock, one of our directors.

During fiscal year 2018, we employeed a family member related to Ms. Krammer in the marketing department.  For fiscal year 2018, we paid the family member aggregate compensation, including salary and the grant date fair value of stock options, of approximately $224,000.

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

Director Independence

Our board of directors determines the independence of our directors by applying the independence principles and standards established by the NYSE American LLC, or NYSE American, including those published in the NYSE American LLC Company Guide. These provide that a director is independent only if our board of directors affirmatively determines that such director has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of such director. They also specify that a director who is an executive officer or employee of the Company precludes a determination of independence with respect to such director. Under the rules of the NYSE American, independent directors must comprise at least 50% of our board of directors. In addition, the rules of NYSE American require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance committees must be independent.

Applying the standards above, our board of directors annually reviews the independence of the Company’s directors, taking into account all relevant facts and circumstances. In its most recent review, our board of directors reviewed and discussed, among other things, information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non‑employee director and the transactions involving them, and all other facts and circumstances our board of directors deemed relevant in determining their independence. Based on this review, our board of directors determined that, aside from Anja Krammer, each member of our board of directors is currently considered an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NYSE American.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to performing the audit of our consolidated financial statements, BPM LLP provided various other services during fiscal years 2018 and 2017. Our Audit Committee has determined that BPM LLP’s provisioning of these services, which are described below, does not impair BPM LLP’s independence from us. The aggregate fees billed for fiscal years 2018 and 2017 for each of the following categories of services are as follows:

Fees Billed to BioPharmX Corporation	2018	2017
(in thousands)
Audit fees(1)	$ 304	$ 331
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$ 304	$ 331

(1)“Audit fees” include fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as comfort letters related to our public offerings, consents and review of documents filed with the SEC.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to the Consolidated Financial Statements at page F‑1 of this Annual Report on Form 10‑K is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report on Form 10‑K.

2. Financial Statement Schedules

All schedules have been omitted because the required information is either not required, not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(b)    Exhibits

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
2.1	Form of Share Exchange Agreement dated January 23, 2014 by and among Thompson Designs, Inc., BioPharmX, Inc. and BioPharmX, Inc. Stockholders	8‑K	000‑54871	1/27/2014	2.1

3.1	Certificate of Incorporation	S-8	333-201708	1/26/2015	4.01

3.2	Bylaws	S‑8	333‑201708	1/26/2015	4.02

3.3	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/18/2016	3.1

3.4	Certificate of Designations of Preferences, Right and Limitations of Series A Convertible Preferred Stock	S-1/A	333-214116	11/18/2016	3.3

3.5	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/9/2018	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	10-K	001-37411	4/21/2017	3.5

4.1	Specimen Stock Certificate	S‑8	333‑201708	1/26/2015	4.03

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.2	Registration Rights Agreement, dated December 10, 2015 by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

4.3	Purchase Agreement, dated December 9, 2015, by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

4.4	Standstill Agreement, dated August 12, 2016, by and among the Company and Franklin Templeton Investment Funds – Franklin Biotehnology Diversity Fund, and Franklin Strategic Series – Franklin Biotechnology Discovery Fund	8‑K	001‑37411	8/18/2016	4.1

4.5	Form of Common Stock Purchase Warrant (issued in connection with April 2016 stock offering)	8‑K	011‑37411	3/29/2016	4.1

4.6	Form of Common Stock Purchase Warrant (issued in connection with Series A stock offering)	10‑K	000‑54871	3/31/2014	Exh. B to Exh. 10.11

4.7	Form of Underwriters’ Warrant Agreement (issued in connection with June 2015 stock offering)	S‑1/A	333‑203317	6/1/2015	4.4

4.8	Assignment and Acceptance, dated September 8, 2016 by and among BioPharmX Corporation, RTW Master Funds, Ltd. and RTW Innovation Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.5

4.9	Form of Common Stock Warrant	8-K	001-37411	11/22/2016	4.1

4.10	Form of Warrant	8-K	001-37411	4/26/2017	4.1

4.11	Form of Representative’s Warrant	S-1/A	333-221027	11/17/2017	4.18

4.12	Form of Series A Common Warrant	S-1/A	333-221027	11/17/2017	4.19

4.13	Form of Pre-funded Warrant	S-1/A	333-221027	11/17/2017	4.20

4.14	Form of Series B Common Warrant	S-1/A	333-221027	11/20/2017	4.21

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.1*	Employment Agreement between Anja Krammer and BioPharmx, Inc.	10‑K	001-37411	4/21/2017	10.23

10.2*	Offer letter, dated July 14, 2015, by and between BioPharmX Corporation and Greg Kitchener	10‑Q	001‑37411	9/14/2015	10.1

10.3*	Employment Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener	10‑Q	001‑37411	9/14/2015	10.2

10.4*	Notice of Inducement Option Grant and Inducement Stock Option Plan and Agreement, dated August 10, 2015, by and between BioPharmX Corporation and Greg Kitchener	10‑Q	001‑37411	9/14/2015	10.3

10.5*	Employment agreement between Kin Chan and Thompson Design, Inc.	10-K	000-54871	3/30/2015	10.4

10.6	Amended and Restated Collaboration and License Agreement dated March 1, 2013 between BioPharmX, Inc. and Iogen LLC	8-K	000-54871	1/27/2014	10.4

10.7	Sublease Agreement entered into on December 14, 2016 between BioPharmX, Inc. and Refuge Biotechnologies, Inc.	8‑K	001‑37411	12/19/2016	10.1

10.8	First Amendment to the Sublease Agreement between BioPharmX, Inc. and Refuge Biotechnologies, Inc. dated September 25, 2017	10-Q	001-37411	12/12/2017	10.1

10.9*	2014 Equity Incentive Plan	8-K	000-54871	1/27/2014	10.7

10.10*	Form of 2014 Equity Incentive Plan award agreement	S-8	333-201708	1/26/2015	4.05

10.11*	2016 Equity Incentive Plan (as amended)	10-K	001-37411	4/21/2017	10.11

10.12*	Form of Stock Option Agreement	S‑8	333‑213627	9/14/2016	4.05

10.13*	Form of Restricted Stock Unit Award Agreement	S‑8	333‑213627	9/14/2016	4.06

10.14*	Form of Stock Bonus Award Agreement	S‑8	333‑213627	9/14/2016	4.07

10.15*	Form of Restricted Stock Agreement	S‑8	333‑213627	9/14/2016	4.08

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.16*	Form of Stock Appreciation Right Award Agreement	S‑8	333‑213627	9/14/2016	4.09

10.17	Form of Indemnification Agreement	S‑1/A	333‑203317	5/14/2015	10.16

10.18	Commercial Supply Agreement dated effective as of June 25, 2014 between BioPharmX, Inc.and Gregory Pharmaceutical Holdings, Inc.	S‑1/A	333‑203317	5/14/2015	10.17

10.19	Purchase Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto	8-K	001-37411	8/18/2016	10.1

10.20	Letter Agreement, dated August 12, 2016, by and among BioPharmX Corporation, Franklin Strategic Series – Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund	8-K	001-37411	8/18/2016	10.2

10.21	Form of Common Stock Purchase Warrant	8-K	001-37411	9/27/2016	4.1

10.22	Form of Securities Purchase Agreement	8-K	001-37411	9/27/2016	10.1

10.23	Form of Amendment to Securities Purchase Agreement dated April 25, 2017 by and between the Registrant and certain purchasers	10-Q	001-37411	6/14/2017	10.1

10.24	Form of Securities Purchase Agreement	8-K	001-37411	4/26/2017	10.1

10.25	Form of Securities Purchase Agreement	8-K	001-37411	7/24/2017	10.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BPM LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*Indicates a management contract, compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California, on April 26, 2018.

BIOPHARMX CORPORATION

By:	/s/ ANJA KRAMMER
	Name:	Anja Krammer
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANJA KRAMMER	President and Director (Principal Executive
Anja Krammer	Officer)	April 26, 2018

/s/ GREG KITCHENER	Chief Financial Officer (Principal Financial	April 26, 2018
Greg Kitchener	Officer and Principal Accounting Officer)

/s/ MICHAEL HUBBARD	Director	April 26, 2018
Michael Hubbard

/s/ STEPHEN MORLOCK	Director	April 26, 2018
Stephen Morlock

BIOPHARMX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioPharmX Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioPharmX Corporation and its subsidiary (the “Company”) as of January 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2014.

San Jose, California

April 26, 2018

Biopharmx corporation

Consolidated balance sheets

(in thousands, except share and per share data)

	January 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,576	$6,501
Accounts receivable, net	7	4
Inventories	10	38
Prepaid expenses and other current assets	388	284
Total current assets	7,981	6,827

Property and equipment, net	109	120
Other assets	—	154
Total assets	$8,090	$7,101

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,376	$2,551
Accrued expenses and other current liabilities	1,603	1,176
Total current liabilities	2,979	3,727

Long-term liabilities:
Warrant liability	39	403
Total liabilities	3,018	4,130

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 and 1,515 shares issued and outstanding as of January 31, 2018 and 2017, respectively	—	1,515
Common stock, $0.001 par value; 450,000,000 shares authorized; 160,062,509 and 67,719,577 shares issued and outstanding as of January 31, 2018 and 2017, respectively	160	68
Additional paid-in capital	66,190	46,026
Accumulated deficit	(61,278)	(44,638)
Total stockholders' equity	5,072	2,971

Total liabilities and stockholders' equity	$8,090	$7,101

The accompanying notes are an integral part of these consolidated financial statements.

BioPharmX Corporation

Consolidated statements of operations and Comprehensive loss

(in thousands, except share and per share data)

	Year ended January 31,
	2018	2017

Revenues, net	$73	$100
Cost of goods sold	250	516
Gross margin	(177)	(416)
Operating expenses:
Research and development	9,140	10,158
Sales and marketing	2,415	3,198
General and administrative	5,144	4,654
Total operating expenses	16,699	18,010

Loss from operations	(16,876)	(18,426)

Change in fair value of warrant liability	364	163
Other expense, net	(126)	(141)
Loss before provision for income taxes	(16,638)	(18,404)
Provision for income taxes	2	2
Net loss and comprehensive loss	$(16,640)	$(18,406)

Deemed dividend on Series A convertible preferred stock	—	(126)
Net loss available to common stockholders	$(16,640)	$(18,532)

Basic and diluted net loss per share	$(0.19)	$(0.52)

Shares used in computing basic and diluted net loss per share	85,900,000	35,806,000

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders' EQUITY

(in thousands, except share data)

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2016	—	$—	25,208,684	$25	$28,261	$(26,232)	$2,054
Issuance of common and preferred stock, net of expenses of $3,138	1,515	1,389	40,453,182	40	15,283	—	16,712
Issuance of common stock due to exercise of options	—	—	131,000	1	40	—	41
Conversion of convertible notes payable to common stock	—	—	1,926,711	2	1,643	—	1,645
Stock-based compensation expense	—	—	—	—	1,491	—	1,491
Deemed dividend for preferred stock	—	126	—	—	(126)	—	—
Fair value of warrants issued	—	—	—	—	(566)	—	(566)
Net and comprehensive loss	—	—	—	—	—	(18,406)	(18,406)
Balance as of January 31, 2017	1,515	1,515	67,719,577	68	46,026	(44,638)	2,971
Issuance of common stock, net of expenses of $1,907	—	—	57,185,258	57	15,992	—	16,049
Issuance of common stock due to exercise of options	—	—	40,000	—	10	—	10
Issuance of common stock due to exercise of warrants	—	—	30,789,103	31	613	—	644
Conversion of Series A convertible preferred stock to common stock	(1,515)	(1,515)	4,328,571	4	1,511	—	—
Stock-based compensation expense	—	—	—	—	1,887	—	1,887
Fair value of modification of warrants	—	—	—	—	151	—	151
Net and comprehensive loss	—	—	—	—	—	(16,640)	(16,640)
Balance as of January 31, 2018	—	$—	160,062,509	$160	$66,190	$(61,278)	$5,072

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,640)	$(18,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,887	1,491
Expense related to modification of warrants	151	—
Depreciation expense	52	141
Amortization expense	—	119
Non-cash interest expense	—	145
Change in fair value of warrant liability	(364)	(163)
Changes in assets and liabilities:
Accounts receivable	(3)	3
Inventories	28	62
Prepaid expenses and other assets	50	(68)
Accounts payable	(1,175)	774
Accrued expenses and other liabilities	427	156
Net cash used in operating activities	(15,587)	(15,746)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(45)
Net cash used in investing activities	(41)	(45)
Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	16,049	16,712
Proceeds from exercises of common stock warrants	644	—
Proceeds from exercises of stock options	10	41
Proceeds from issuance of convertible notes	—	1,500
Net cash provided by financing activities	16,703	18,253
Net decrease in cash and cash equivalents	1,075	2,462
Cash and cash equivalents at beginning of period	6,501	4,039
Cash and cash equivalents at end of period	$7,576	$6,501

Non-cash investing and financing activities:
Conversion of Series A convertible preferred stock to common stock	$1,515	$—
Conversion of convertible notes payable and accrued interest to common stock	$—	$1,645
Fair value of beneficial conversion feature issued in connection with convertible notes	$—	$88
Deemed dividend on Series A convertible preferred stock	$—	$126
Supplemental disclosures:
Income taxes paid	$2	$2

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter, or OTC, products that address large markets in dermatology and women’s health. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration (FDA) approved active pharmaceutical ingredients and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. The Company believes these approaches may reduce drug development risk and could reduce the time and resources it spends during development.  Its current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Related party payables have been included in accrued liabilities and other current liabilities in the consolidated statement of cash flows. The amounts for the prior periods have been reclassified to be consistent with the current year presentation and have no impact on previously reported total assets, total stockholders’ equity or net loss.

Accounts Receivable

Accounts receivable is recorded net of cash discounts for prompt payment and return allowances. There was no allowance for doubtful accounts receivable recorded at either January 31, 2018 or 2017.

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

The Company must order components for its products and build inventory in advance of product shipments. The Company has a purchase commitment relating to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable as detailed in Note 5. The Company assesses its purchase commitment based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

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

The intangible assets were acquired in March 2013 in connection with the collaboration and license agreement with Iogen LLC (Iogen) detailed in Note 5. Amortization of the intangible assets commenced in January 2015 with the first recognition of revenue related to VI2OLET and was being taken on a straight-line basis over 5 years.  In the fourth quarter of 2017, the Company determined that the future cash flows expected to be generated by the intangible assets did not exceed their fair value, therefore deemed the intangible assets were fully impaired.  The Company recorded an impairment charge of approximately $89,000 in the fourth quarter of 2017, which is included in cost of goods sold in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company recorded an impairment loss related to the intangible assets as detailed in Note 5.  In the fourth quarter of 2017, the Company determined that the future cash flows expected to be generated from capitalized software costs did not exceed their fair value, therefore deemed the asset was fully impaired.  The Company recorded accelerated depreciation of approximately

$73,000 in the fourth quarter of 2017, which is included in depreciation expense in the consolidated statements of operations and comprehensive loss and cash flows.

Convertible Notes

The Company issued convertible notes that had conversion prices which resulted in an embedded beneficial conversion feature.  The intrinsic value of the beneficial conversion feature was recorded as a debt discount with the corresponding amount to additional paid-in capital.  The debt discount was amortized to interest expense over the life of the convertible notes using the effective interest method.

Warrant Liability

The Company accounts for certain of its warrants as derivative liabilities based on provisions relating to cash settlement options.  The Company recorded a liability for the fair value of the warrants at the time of issuance, and at each reporting date the warrant is revalued to the instrument’s fair value. The fair value of the warrant is estimated using the Black-Scholes pricing model. This liability is subject to fair value re-measurement until the warrants are exercised or expired, and any change in fair value is recognized as other income or expense in the consolidated statements of operations and comprehensive loss.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $29,000 and $335,000 for the years ended January 31, 2018 and 2017, respectively.

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

Comprehensive Loss

Comprehensive loss is the change in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the years ended January 31, 2018 and 2017, the Company’s comprehensive loss is equal to net loss. There were no components of other comprehensive loss for any of the periods presented.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding for the years ended January 31, 2018 and 2017 exclude 193,333 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options, warrants, and the assumed conversion of preferred stock are determined under the treasury stock method.

As of January 31, 2018 and 2017, approximately 215,810,000 and 48,762,000, potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard provides guidance on simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard on February 1, 2017, and there was no material impact on the Company’s consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which beginning after December 15, 2017 i) defer the original effective date, while allowing for early adoption (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU 2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. The Company implemented this new guidance as of February 1, 2018. The Company has  completed its evaluation of the impact of this standard and based on this analysis, does not believe adoption of this standard will have a material impact on its consolidated financial statements.  The Company is expected to use the modified retrospective method upon adoption.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This amendment impacts entities that change the terms or conditions of a share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This amendment should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance as of February 1, 2018 for any awards that are modified after that date.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2018, the Company had cash and cash equivalents of $7.6 million and working capital of $5.0 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss available to common stockholders of $16.6 million and $18.5 million for the years ended January 31, 2018 and 2017, respectively, and had an accumulated deficit of $61.3 million as of January 31, 2018.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company continues its research and development efforts for its product candidates, which will require significant funding. If the Company is unable to obtain additional financing in the future or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company.  The Company plans to increase working capital by managing its cash flows and expenses, entering into a strategic partnership and/or raising additional capital through either private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

3.  BALANCE SHEET DETAILS

	January 31,
	2018	2017
	(in thousands)
Inventories:
Work in process	$5	$23
Finished goods	1	8
Channel inventory	4	7
	$10	$38

	January 31,
	2018	2017
	(in thousands)
Property and equipment, net:
Furniture	$21	$21
Laboratory equipment	106	69
Computer and equipment	116	112
	243	202
Less: accumulated depreciation	(134)	(82)
	$109	$120

Depreciation expense for the year ended January 31, 2018 was approximately $52,000.  Depreciation expense for the year ended January 31, 2017 was approximately $141,000, which included approximately $73,000 of accelerated depreciation related to capitalized software costs.

	January 31,
	2018	2017
	(in thousands)
Accrued liabilities:
Legal	$438	$55
Research and development	404	327
Payroll	368	412
Purchase commitment liability	215	263
Deferred revenue	8	11
Other	170	108
	$1,603	$1,176

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

As of January 31, 2018 and 2017, the Company held $7.1 million and $5.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierachy (in thousands):

		Warrant Liability
Balance as of January 31, 2016	$	⸺
Fair value of warrants issued		566
Change in fair value of warrants		(163)
Balance as of January 31, 2017		403
Change in fair value of warrants		(364)
Balance as of January 31, 2018		$39

5.  COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of January 31, 2018 (in thousands):

		Fiscal years ending January 31,
	Total	2019	2020	2021

Operating lease	$534	$534	$—	$—
Purchase commitment	861	323	269	269
Total	$1,395	$857	$269	$269

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. In September 2017, the lease term was extended to December 2018 and the square footage increased to 12,203 square feet. Rent expense for the years ended January 31, 2018 and 2017 was $612,000 was $434,000, respectively.

The purchase commitment relates to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable. The Company assesses its purchase commitments based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts. During the year ended January 31, 2018, the Company recorded a charge of approximately $215,000 as its demand forecast indicated such inventory was deemed excess. The Company recently entered into an agreement to distribute VI2OLET in Mexico and Central America. The Company continues to pursue additional channel distribution expansion for VI2OLET by way of partnerships and sublicense with women’s health and/or consumer companies.  The expected increase in demand generated from these partnerships is included in the Company’s demand forecast. If the Company is unsuccessful in securing such partnerships or sublicensees, it is possible that a loss contingency related to the excess purchase commitments will be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

Legal Proceedings

On September 26, 2017, two purported shareholders filed a lawsuit in the Superior Court for the State of California, San Mateo County, against the Company and James Pekarsky, the Company’s former Chief Executive Officer. The lawsuit alleges that certain investments were not exempt from registration under the federal securities laws, alleges a violation of California’s  Corporations Code and asserts a claim for breach of fiduciary duty. The complaint seeks unspecified rescissionary damages, interest thereon, punitive damages, and other relief. The Company continues to deny the plaintiffs’ allegations and believes the claims lack merit.

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

The Company capitalized as intangible assets, the amount of $150,000 related to this agreement. In the fourth quarter of 2017, the Company determined that the future cash flows expected to be generated from the intangible assets did not exceed their fair value, therefore deemed the assets were fully impaired.  The Company recorded an impairment charge of approximately $89,000 and is included in amortization expense.  No royalties have been paid as of January 31, 2018.

6.  CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In June 2015, the Company uplisted to the NYSE American and simultaneously completed a public offering in which it issued 3,636,384 shares of common stock resulting in net proceeds of $7.8 million. Pursuant to the terms of a convertible note previously issued, immediately prior to the closing of the offering, the principal amount and all accrued and unpaid interest converted into 182,266 shares of common stock.

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

In November 2017, the Company issued 45,275,000 shares of common stock, pre-funded warrants to purchase 28,225,000 shares of common stock, and accompanying Series A common warrants to purchase 73,500,000 shares of common stock (“Series A Warrants”), and accompanying Series B common warrants to purchase 73,500,000 shares of common stock (“Series B Warrants”), resulting in net proceeds of $9.7 million. Each share of common stock and pre-funded warrant was sold together with a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. The public offering price was $0.15 per share of common stock and accompanying Series A Warrant and Series B Warrant and $0.1490 per pre-funded warrant and accompanying Series A

Warrant and Series B Warrant. The pre-funded warrants were issued and sold to purchasers in lieu of shares of common stock that would otherwise result in the purchaser's beneficial ownership exceeding 4.99% (or at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the closing of the offering. The pre-funded warrants have a nominal exercise price of $0.001 per share and have been fully exercised. The Series A Warrants have an exercise price of $0.20 per share, are exercisable immediately and expire five years from the date of issuance. The Series B Warrants have an exercise price of $0.25 per share, are exercisable immediately and expire on the earlier of (1) the twenty-first trading day after the Company issues a press release announcing it has entered into a strategic licensing, collaboration, partnership or similar agreement for the commitment to fund its Phase 3 trials for BPX01, and (2) the eighteen month anniversary of issuance.

Series A Convertible Redeemable Preferred Stock

During 2014, the Company entered into subscription agreements for the private placement of 4,207,987 shares of its Series A preferred stock and warrants to purchase 2,042,589  shares of common stock at an exercise price of $3.70 per share. In connection with the uplisting to the NYSE American, the Series A preferred stock, including accrued and unpaid interest, converted into 4,319,426 shares of common stock. The warrant exercise agreements included a provision such that if the public offering price related to the offering was less than $3.125 per share, then immediately prior to the closing of the offering, additional shares of common stock would be issued at no additional consideration to each holder equal to: (i) the product of (A) the difference between $2.50 per share and 80% of the public offering price and (B) such holder’s shares of common stock received pursuant to exercise of the amended warrants, divided by (ii) 80% of the public offering price in the offering. Based on a public offering price of $2.75 per share, 77,006 shares of common stock were issued pursuant to this provision.

In March and April 2015, the Company amended certain of the warrants issued in connection with the Series A preferred stock financing to reduce the exercise price of such warrants from $3.70 to $2.50 per share with a corresponding increase in the number of shares of common stock exercisable under the warrants so that the aggregate exercise value of such warrants remained the same. As of January 31, 2018, certain holders had exercised such warrants for an aggregate of 564,662 shares of common stock for an aggregate cash exercise price of  $1,411,655.  The Company recorded a charge for the incremental fair value of $436,000 in other expense related to the amended warrants in the first quarter of fiscal year 2016. The fair value of these warrants exercised was computed as of the date of modification using the following assumptions: dividend rate of 0%, risk-free rate of 1.6%, contractual term of four to five years and expected volatility of 85.9%.  As of January 31, 2018, of the warrants issued in connection with the Series A convertible redeemable preferred stock financing, warrants to purchase 1,661,055 shares of common stock remain outstanding.

As of January 31, 2018 and 2017, there were 10,000,000 shares of Series A convertible preferred stock authorized and none were outstanding.  Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 6, 2018, all shares of Series A convertible preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations.

Series A Convertible Preferred Stock

The Preferred Stock issued in November 2016 included warrants to purchase 3,246,429 shares of common stock. The Preferred Stock had a purchase price of $1,000 per share and was convertible into common stock at a conversion rate of $0.35 per share.  The Preferred Stock contained a beneficial conversion feature valued at $0.1 million, which was recorded as a deemed dividend at the time of issuance, which is considered to be the earliest time of conversion. As of January 31, 2018, the Preferred Stock had been converted into 4,328,571 shares of common stock.

Warrants

A summary of warrants outstanding as of January 31, 2018 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to January 2014 agreement	289,505	$ 1.85	May 2019
Warrants related to May 2014 agreement	316,395	$2.035	May 2019
Warrants related to April to November 2014 financing	1,661,055	$ 3.70	April 2019 - November 2019
Warrants related to June 2015 financing	109,091	$ 2.75	June 2020
Warrants related to April 2016 financing	1,952,000	$ 1.20	April 2021
Warrants related to September 2016 financing (1)	1,286,501	$ 0.75	September 2021 to March 2022
Warrants related to November 2016 financing	30,406,061	$ 0.35	November 2022 to November 2024
Warrants related to November 2016 financing	895,450	$ 0.44	November 2022
Warrants related to November 2016 financing	198,214	$ 0.33	November 2022
Warrants related to April 2017 financing	801,282	$ 0.90	October 2022
Warrants related to October 2017 financing (2)	3,846,152	$ 0.30	October 2022
Warrants related to November 2017 financing	74,970,000	$ 0.20	November 2022
Warrants related to November 2017 financing	73,500,000	$ 0.25	May 2019

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.75 per share.  These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of Janaury 31, 2018, the fair value of the warrant liability was approximately $39,000 and was included as a long-term liability.

(2)

On October 23, 2017, the Company entered into agreements with certain of these warrant holders to permit their immediate exercise of 2,564,103 shares of common stock underlying the warrants at an exercise price per share of $0.24.  The Company recorded a charge for the incremental fair value of approximately $151,000 in the other expense line item in the condensed consolidated statements of operations and comprehensive loss. The  fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.03%, contractual term of 5 years, expected volatility of 83.9% and a dividend rate of 0%. In addition, these warrant holders were issued new warrants to purchase up to an aggregate of 3,846,152 shares of common stock at an exercise price per share of $0.30.

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

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2016	350,875	2,704,608	$1.59	8.37	$1,343
Shares authorized for issuance	4,000,000	—
Granted	(4,664,054)	4,664,054	0.55
Exercised	—	(131,000)	0.31
Canceled prior to and upon termination of the 2014 Plan	587,249	(587,249)	1.76
Canceled subsequent to termination of the 2014 Plan	—	(184,584)	1.92
Expired upon termination of the 2014 Plan	(21,691)	—
Balance as of January 31, 2017	252,379	6,465,829	$0.77	8.77	$238
Shares authorized for issuance	20,000,000	—
Granted	(18,553,000)	18,553,000	0.29
Exercised	—	(40,000)	0.25
Canceled and returned to the 2016 Plan	185,499	(185,499)	0.65
Canceled subsequent to termination of the 2014 Plan	—	(68,667)	1.48
Balance as of January 31, 2018	1,884,878	24,724,663	$0.41	9.17	$304
Vested and exercisable		4,824,931	$0.78	7.47	$9
Vested and expected to vest		22,248,572	$0.42	9.12	$266

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of January 31, 2017 and 2018	660,000	$1.44	7.72	$—
Vested and exercisable	368,541	$1.44	7.70	$—
Vested and expected to vest	634,825	$1.44	7.72	$—

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2018:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.10 - $0.20	13,408,000	9.90	$0.13	390,804	$0.13
$0.21 - $0.35	611,441	5.70	$0.31	577,066	$0.32
$0.36 - $0.65	4,235,751	8.49	$0.53	2,072,114	$0.55
$0.66 - $1.09	5,539,471	8.73	$0.76	993,845	$0.83
$1.10 - $1.85	1,490,000	7.11	$1.68	1,059,643	$1.69
$1.86 - $3.00	100,000	7.25	$3.00	100,000	$3.00
	25,384,663	9.13	$0.44	5,193,472	$0.82

The total intrinsic value of stock options exercised during the years ended January 31, 2018 and 2017 was approximately $4,000 and $65,000, respectively. The weighted average grant date fair values of the stock options granted during the years ended January 31, 2018 and 2017 was $0.21 and $0.40, respectively.

7.  STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the statements of operations and comprehensive loss for the periods ended (in thousands):

	Year ended
	January 31,
	2018	2017
Research and development	$545	$398
Sales and marketing	393	346
General and administrative	949	747
Total	$1,887	$1,491

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of January 31, 2018, total compensation costs related to unvested, but not yet recognized, stock-based awards was $4.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.71 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

Year ended
January 31,
	2018	2017
Expected volatility	83.9% - 96.8%	95.5% - 98.6%
Expected term in years	6.0 - 9.39	5.0 - 6.5
Risk-free interest rate	1.80% - 2.70%	1.12% - 2.03%
Expected dividend yield	—	—

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

8.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all full-time employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company has made no contributions to the plan for the years ended January 31, 2018 and 2017.

9.  INCOME TAXES

No federal income taxes were paid during the years ended January 31, 2018 and 2017 due to the Company’s net losses. The provision of income taxes consist of state minimum income taxes.

As of January 31, 2018, the Company had available federal net operating loss (“NOL”) carry-forwards of approximately $53.5 million which will begin to expire in 2030 and California state NOL carry-forwards of approximately $44.2 million which will begin to expire in 2033. As of January 31, 2018 and 2017, the net deferred tax assets of approximately $16.3 million and $17.3 million, respectively, generated primarily by NOL carry-forwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by approximately $1.0 million and $8.5 million during the years ended January 31, 2018 and 2017,  respectively.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carry-forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited.    The Company has not conducted a formal net operating loss carryforward analysis.

Significant components of the Company’s deferred tax assets were as follows (in thousands):

	January 31,
Deferred tax assets:	2018	2017
Net operating loss carryforwards	$14,314	$15,618
Stock-based compensation expense	831	908
Tax credit carryforwards	735	576
Other	377	194
Total deferred tax assets	16,257	17,296
Less: valuation allowance	(16,257)	(17,296)
Net deferred tax assets	$—	$—

A reconciliation of income taxes provided at the federal statutory rate (21%) to the actual income tax provision was as follows (in thousands):

	Year ended
	January 31,
	2018	2017
Income tax benefit computed at U.S. statutory rate	$(5,477)	$(6,258)
State income tax (net of federal benefit)	(1,150)	(1,196)
Change in federal rate from 34% to 21%	7,662	⸺
Change in valuation allowance	(1,039)	7,342
Research and development credits	(129)	(125)
Other	135	239
Provision for income taxes	$2	$2

As a result of passage of the Tax Cut and Jobs Act (the “Act”) on December 22, 2017, the Company’s U.S. deferred tax assets, liabilities, and associated valuation allowance as of January 31, 2018 have been re-measured at the new U.S. federal tax rate of 21%.  As of January 31, 2018 and 2017, the Company did not have any material unrecognized tax benefits. The tax years from 2010 to 2018 remain open for examination by the federal and state authorities.

10.  SUBSEQUENT EVENTS

The Company received $7.0 million from the exercise of warrants to purchase common stock after January 31, 2018 through the date of this report.