Form 10-Q
period 2018-04-30
BioPharmX Corp
filed 2018-06-08
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2018, there were outstanding 191,518,731 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	April 30,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$10,926	$7,576
Accounts receivable, net	5	7
Inventories	6	10
Prepaid expenses and other current assets	343	388
Total current assets	11,280	7,981

Property and equipment, net	158	109
Total assets	$11,438	$8,090

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,792	$1,376
Accrued expenses and other current liabilities	1,277	1,603
Total current liabilities	3,069	2,979

Long-term liabilities:
Long-term liabilities	142	39
Total liabilities	3,211	3,018

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of April 30, 2018 and January 31, 2018	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 191,518,731 and 160,062,509 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	192	160
Additional paid-in capital	73,713	66,190
Accumulated deficit	(65,678)	(61,278)
Total stockholders' equity	8,227	5,072

Total liabilities and stockholders' equity	$11,438	$8,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended
	April 30,
	2018	2017

Revenues, net	$18	$19
Cost of goods sold	7	11
Gross margin	11	8
Operating expenses:
Research and development	2,327	2,941
Sales and marketing	601	797
General and administrative	1,446	1,303
Total operating expenses	4,374	5,041

Loss from operations	(4,363)	(5,033)

Change in fair value of warrant liability	(66)	(364)
Other income, net	29	1
Loss before provision for income taxes	(4,400)	(5,396)
Provision for income taxes	2	1
Net loss and comprehensive loss	$(4,402)	$(5,397)

Basic and diluted net loss per share	$(0.02)	$(0.08)

Shares used in computing basic and diluted net loss per share	179,713,000	67,670,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,402)	$(5,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	593	385
Depreciation expense	16	12
Change in fair value of warrant liability	66	364
Changes in assets and liabilities:
Accounts receivable	2	1
Inventories	4	8
Prepaid expenses and other assets	45	44
Accounts payable	416	(243)
Accrued expenses and other liabilities	(344)	600
Net cash used in operating activities	(3,604)	(4,226)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(10)
Net cash used in investing activities	(4)	(10)
Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	—	4,444
Proceeds from exercises of common stock warrants	6,961	—
Proceeds from exercises of stock options	1	—
Payments on capital lease obligation	(4)	—
Net cash provided by financing activities	6,958	4,444
Net decrease in cash and cash equivalents	3,350	208
Cash and cash equivalents at beginning of period	7,576	6,501
Cash and cash equivalents at end of period	$10,926	$6,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription and over-the-counter (OTC), products that address large markets in dermatology and women’s health. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration (FDA) approved active pharmaceutical ingredients and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (FDA Act). The Company believes these approaches may reduce drug development risk and could reduce the time and resources it spends during development.  Its current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

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

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting and include the accounts of the Company and its subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018, filed on April 26, 2018. The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2018 and January 31, 2018, and the Company’s results of operations and its cash flows for the three months ended April 30, 2018 and 2017.  The results for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019 or any future period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the three months ended April 30, 2018.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $3,000 and $15,000 for the three months ended April 30, 2018 and 2017, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three months ended April 30, 2018 and 2017 excludes 193,333 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of April 30, 2018 and 2017, approximately 184,303,000 and 57,222,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Revenue Recognition

Effective February 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method.  The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and a decrease to deferred revenue as of February 1, 2018.  The adoption of ASC

606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the three months ended April 30, 2018.

Revenue is from the sale of VI2OLET, an iodine dietary supplement. Revenue is recognized when control is transferred to the customer, which is typically upon shipment.  There are no significant post-shipment obligations.  Revenue is recognized at the transaction price, which includes estimates of variable consideration for reserves related to estimated product returns, pricing discounts or other concessions.  These estimates are based on estimates of the amount earned or to be claimed on the related sales and are based on historical information and current contractual requirements.

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of April 30, 2018 or February 1, 2018.  Separately, accounts receivable, net, represent receivables from contracts with customers. As of April 30, 2018 and February 1, 2018, deferred revenue was immaterial. The Company applies the practical expedient to make adjustments for a significant financing component unnecessary if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three months ended April 30, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three months ended April 30, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less. Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. There have been no significant changes in the Company’s significant accounting policies for the three months ended April 30, 2018, except for the adoption of ASC 606 as discussed above, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption of this standard on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2018, the Company had cash and cash equivalents of $10.9 million and working capital of $8.2 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $4.4 million and $5.4 million for the three months ended April 30, 2018 and 2017, respectively, and had an accumulated deficit of $65.7 million as of April 30, 2018.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company continues its research and development efforts for its product candidates, which will require significant funding. If the Company is unable to obtain additional financing in the future or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company.  The Company plans to increase working capital by managing its cash flows and expenses and either entering into a strategic partnership or raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

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

As of April 30, 2018 and January 31, 2018, the Company held $10.6 million and $7.1 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of January 31, 2018	$39
Change in fair value of warrants	66
Balance as of April 30, 2018	$105

4. BALANCE SHEET DETAILS

	April 30,	January 31,
	2018	2018
	(in thousands)
Inventories:
Work in process	$1	$5
Finished goods	4	1
Channel inventory	1	4
	$6	$10

5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of April 30, 2018 (in thousands):

		Fiscal years ending January 31,
	Total	2019	2020	2021

Operating lease	$374	$374	$—	$—
Purchase commitment	861	323	269	269
Total	$1,235	$697	$269	$269

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. In September 2017, the lease term was extended to December 2018 and the square footage increased to 12,203 square feet. Rent expense for the three months ended April 30, 2018 and 2017 was approximately $160,000 and $145,000, respectively.

The purchase commitment relates to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable through the term of the contract. The Company assesses its purchase commitments based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts.  The Company continues to pursue additional channel distribution expansion for VI2OLET by way of partnerships and sublicense with women’s health and/or consumer companies.  The expected increase in demand generated from these partnerships is included in the Company’s demand forecast. If the Company is unsuccessful in securing such partnerships or sublicenses, it is possible that a loss contingency related to the excess purchase commitments will be required, which would negatively affect its results of operations in the period when the write-downs were recorded.  The Company entered into an agreement to distribute VI2OLET in Mexico and Central America.

The Company recorded a capital lease obligation related to laboratory equipment in March 2018.  The leased asset value was approximately $61,000 and the corresponding current and long-term liabilities were recorded in accrued liabilities and other current liabilities and long-term liabilities, respectively.

Legal Proceedings

The Company is not a party to any material legal proceeding, nor is it aware of any pending or threatened litigation that the Company believes is likely to have a material adverse effect on its condensed consolidated financial position or results of operations. From time to time the Company may be subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

The Company has entered into indemnification agreements with its directors, officers and certain of its medical advisors that may require the Company to indemnify its directors, officers and such medical advisors against liabilities that may arise by reason of their status or service in these roles, other than liabilities arising from willful misconduct of the individual. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications has been recorded to date.

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

•

a fixed royalty fee for the protection and indemnification of licensed intellectual property right (IP rights) for the prescription product developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

•

a fixed royalty fee for the protection and indemnification of licensed IP rights for the other products utilizing the molecular iodine technology developed, marketed and sold from newly developed formulations as long as the patents are valid and cover the prescription product.

No royalties have been required to be accrued in accordance with the license agreement as of April 30, 2018.

6. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

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

In November 2017, the Company issued 45,275,000 shares of common stock, pre-funded warrants to purchase 28,225,000 shares of common stock, and accompanying Series A common warrants to purchase 73,500,000 shares of common stock (Series A Warrants), and accompanying Series B common warrants to purchase 73,500,000 shares of common stock (Series B Warrants), resulting in net proceeds of $9.7 million. Each share of common stock and pre-funded warrant was sold together with a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. The public offering price was $0.15 per share of common stock and accompanying Series A Warrant and Series B Warrant and $0.1490 per pre-funded warrant and accompanying Series A Warrant and Series B Warrant. The pre-funded warrants were issued and sold to purchasers in lieu of shares of common stock that would otherwise result in the purchaser's beneficial ownership exceeding 4.99% (or at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the closing of the offering. The pre-funded warrants have a nominal exercise price of $0.001 per share and have been fully exercised. The Series A Warrants have an exercise price of $0.20 per share, are exercisable immediately and expire five years from the date of issuance. The Series B Warrants have an exercise price of $0.25 per share, are exercisable immediately and expire on the earlier of (1) the twenty-first trading day after the Company issues a press release announcing it has entered into a strategic licensing, collaboration, partnership or similar agreement for the commitment to fund its Phase 3 trials for BPX01, and (2) the eighteen month anniversary of issuance.

Series A Convertible Preferred Stock

Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on November 22, 2016, 10,000 shares of Series A convertible preferred stock were designated.  In November 2016, the Company issued 1,515 shares of Series A convertible preferred stock (Preferred Stock), which included warrants to purchase 3,246,429 shares of common stock. The Preferred Stock had a purchase price of $1,000 per share and are convertible into common stock at a conversion rate of $0.35 per share.  The Preferred Stock contained a beneficial conversion feature valued at $0.1 million, which was recorded as a deemed dividend at the time of issuance, which was considered to be the earliest time of conversion. In January 2018, the Preferred Stock was converted into 4,328,571 shares of common stock.

Pursuant to the Certificate of Elimination filed with the Secretary of State of the State of Delaware on March 6, 2018, all shares of Series A convertible preferred stock previously designated were returned to the status of authorized but unissued shares of preferred stock, without designation as to series or rights, preferences, privileges or limitations.

Warrants

In the first quarter of fiscal year 2019, the Company received $7.0 million from the exercise of warrants to purchase common stock.  A summary of warrants outstanding warrants as of April 30, 2018 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to January 2014 agreement	289,505	$ 1.85	May 2019
Warrants related to May 2014 agreement	316,395	$2.035	May 2019
Warrants related to April to November 2014 financing	1,661,055	$ 3.70	April 2019 - November 2019
Warrants related to June 2015 financing	109,091	$ 2.75	June 2020
Warrants related to April 2016 financing	1,952,000	$ 1.20	April 2021
Warrants related to September 2016 financing (1)	1,286,501	$ 0.75	September 2021 to March 2022
Warrants related to November 2016 financing	30,406,061	$ 0.35	November 2022 to November 2024
Warrants related to November 2016 financing	895,450	$ 0.44	November 2022
Warrants related to November 2016 financing	198,214	$ 0.33	November 2022
Warrants related to April 2017 financing	801,282	$ 0.90	October 2022
Warrants related to October 2017 financing (2)	3,846,152	$ 0.30	October 2022
Warrants related to November 2017 financing	56,935,191	$ 0.20	November 2022
Warrants related to November 2017 financing	60,088,727	$ 0.25	May 2019

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.75 per share.  These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of April 30, 2018, the fair value of the warrant liability was approximately $105,000 and was included in long-term liabilities.

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

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (2016 Plan), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (2014 Plan), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant.  In March 2017, the 2016 Plan was amended and the shares reserved for issuance was increased by 20,000,000 shares to a total of 24,000,000 shares.  The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2018	1,884,878	24,724,663	$0.41	9.17	$304
Exercised	—	(10,140)	$0.13
Cancelled and expired under the 2014 Plan	—	(73,750)	$0.73
Cancelled under the 2016 Plan	376,969	(376,969)	$0.35
Balance as of April 30, 2018	2,261,847	24,263,804	$0.41	8.91	$1,300
Vested and exercisable		7,514,922	$0.66	7.92	$166
Vested and expected to vest		23,032,324	$0.42	8.89	$1,219

Inducement Grants

The Company has also awarded inducement option grants to purchase common stock to new employees outside of the 2016 Plan as permitted under Section 711(a) of the NYSE American Company Guide. Such options vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.  The following table summarizes the Company’s inducement grant stock option awards:

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2018	660,000	$1.44	7.72	$—
Granted	400,000	$0.19	—	$—
Balance as of April 30, 2018	1,060,000	$0.97	8.34	$14
Vested and exercisable	409,791	$1.44	7.46	$—
Vested and expected to vest	1,006,068	$0.99	8.29	$12

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2018:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.10 - $0.19	10,336,112	9.66	$0.11	1,250,568	$0.10
$0.20 - $0.35	3,844,053	8.98	$0.22	1,030,948	$0.27
$0.36 - $0.65	4,202,918	8.22	$0.53	2,284,147	$0.54
$0.66 - $1.09	5,353,846	8.47	$0.76	2,126,971	$0.79
$1.10 - $1.85	1,486,875	6.83	$1.67	1,132,079	$1.69
$1.86 - $3.00	100,000	7.01	$3.00	100,000	$3.00
	25,323,804	8.89	$0.44	7,924,713	$0.70

The total intrinsic value of stock options exercised during the three months ended April 30, 2018 was approximately $2,000.  There were no stock options exercised during the three months ended April 30, 2017.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended
	April 30,
	2018	2017
Research and development	$200	$108
Sales and marketing	129	82
General and administrative	264	195
Total	$593	$385

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of April 30, 2018, total compensation costs related to unvested, but not yet recognized, stock-based awards was $3.7 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.54 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the three months ended April 30, 2018, the grant date fair value of stock options granted was $0.12 per share.  The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	For the three months ended
	April 30,
	2018	2017
Expected volatility	84.0%	95.5% - 96.8%
Expected term in years	4.0	6.0
Risk-free interest rate	2.43%	1.80% - 1.97%
Expected dividend yield	—	—

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

As of April 30, 2018 and January 31, 2018, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2018 tax years remain open for examination by the federal and state authorities.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three months ended April 30, 3018 and 2017. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription and over‑the‑counter, or OTC, products that address large markets in dermatology and women’s health. Our objective is to develop products that treat health or age‑related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub‑optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously‑approved product. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

The product candidates in our current portfolio target significant market opportunities and include three clinical‑stage product candidates, BPX01, a topical antibiotic for the treatment of inflammatory lesions of acne based on a unique formulation of minocycline, BPX04, a topical antibiotic for the treatment of inflammatory lesions of rosacea, and BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia, as well as one development‑stage product candidate, BPX02, an injectable product utilizing biological materials for aesthetic dermatology applications. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We are considering strategic partnership alternatives to fund our Phase 3 clinical program in this indication. We expect to begin a Phase 3 clinical trial, should we raise the necessary additional capital or enter into a strategic partnership to fund the trial. We have initiated a pre‑Phase 2 feasibility study of BPX04 for the treatment of rosacea and have conducted an interim analysis of 19 subjects who have completed 12‑weeks of daily treatment.  Results suggest good tolerability and promising efficacy of BPX04 for this indication. This study has recently been expanded to include an additional group of subjects treated with BPX04 vehicle (no minocycline).  A Phase 2 study for BPX04 in rosacea is currently in the planning stage, with study initiation expected in the second quarter of this year. The molecular iodine project includes a marketed OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as an investigational prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.

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

On February 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective transition method.  The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and an increase to deferred revenue as of February 1, 2018.  The adoption of ASC 606 did not have a material impact on our condensed consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the three months ended April 30, 2018.

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2018. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, inventories, warrant liability and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2018, we had cash and cash equivalents of $10.9 million and a working capital of $8.2 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $4.4 million and $5.4 million for the three months ended April 30, 2018 and 2017, respectively, and had an accumulated deficit of $65.7 million as of April 30, 2018.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. To date, we have generated a de minimis amount of revenue from the sale of VI2OLET, our iodine dietary supplement. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and either entering into a strategic partnership or raising additional capital through private or public equity or debt financing. We also continue to pursue additional channel distribution expansion for VI2OLET through partnerships with women’s health companies to provide broader access to consumers. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability.  We may also raise additional funds through the issuance of equity securities. We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $79.0 million of our securities from time to time prior to February 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three months ended April 30, 2018 and 2017

Revenue

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$18	$19	$(1)	(5)%

We recognize revenue when control is transferred to the customer, which is typically upon shipment, net of reserves for product returns, pricing discounts or other concessions. Revenue in the first quarter of fiscal year 2019 compared to the prior year period slightly decreased as promotional spending has been curtailed.

Cost of Goods Sold

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$7	$11	$(4)	(36)%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement and write-downs of excess and obsolete inventories. The decrease in cost of goods sold in the first quarter of fiscal year 2019 compared to the prior year period was primarily due to a decrease in write-downs of excess inventories.

Research and Development Expenses

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$2,327	$2,941	$(614)	(21)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $0.6 million for the first quarter of fiscal year 2019 compared to the prior year period primarily due to decreased clinical studies and product development costs, partially offset by higher stock-based compensation and consulting expenses.  We initiated a pre-Phase 2 feasibility study of BPX04 for the treatment of rosacea. We are in the planning stages for a Phase 2 study for BPX04.

Sales and Marketing Expenses

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$601	$797	$(196)	(25)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to product candidates. Sales and marketing expenses are expensed as incurred.  Sales and marketing expenses  decreased $0.2 million for the first quarter of fiscal year 2019 compared to the prior year period primarily due to decreased market research activities related to BPX01 and decreased consulting expenses.

General and Administrative Expenses

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$1,446	$1,303	$143	11%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses increased $0.1 million for the first quarter of fiscal year 2019 compared to the prior year period primarily due to higher legal expenses.

Change in Fair Value of Warrant Liability

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$(66)	$(364)	$(298)	(82)%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income, Net

Three months ended April 30,
2018	2017	Change	%
($ in thousands)
$29	$1	$28	2,800%

Other income, net primarily includes interest income earned on our cash and cash equivalents.  The increase for the first quarter of fiscal year 2019 compared to the prior year period is primarily due to increased cash equivalents coupled with higher interest rates.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three months ended April 30, 2018 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2018, we had cash and cash equivalents of $10.9 million and a working capital of $8.2 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the three months ended April 30, 2018 was $3.6 million, which primarily resulted from a net loss of $4.4 million, partially offset by non-cash expenses of $0.7 million and changes in operating assets and liabilities of $0.1 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and lower operating expense levels.

Net cash used for operating activities for the three months ended April 30, 2017 was $4.2 million, which primarily resulted from a net loss of $5.4 million, partially offset by non-cash expenses of $0.8 million and changes in operating assets and liabilities of $0.4 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the three months ended April 30, 2018 and 2017 was approximately $4,000 and $10,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended April 30, 2018 was $7.0 million primarily resulting from the proceeds from the exercise of warrants.

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

Based upon that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2018.

Changes in Internal Controls over Financial Reporting

During the first quarter of fiscal year 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 26, 2017, two purported shareholders filed a lawsuit in the Superior Court for the State of California, San Mateo County, against us and James Pekarsky, our former Chief Executive Officer. The lawsuit alleged that certain investments were not exempt from registration under the federal securities laws, alleged a violation of the California Corporations Code and asserted a claim for breach of fiduciary duty.  The parties have agreed to resolve the matter, pursuant to which the lawsuit is expected to be dismissed.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of April 30, 2018, we had an accumulated deficit of $65.7 million and incurred net losses of $4.4 million and $5.4 million for the three months ended April 30, 2018 and 2017, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss available to common stockholders of $4.4 million and $5.4 million for the three months ended April 30, 2018 and 2017, respectively. As of April 30, 2018, we had cash and cash equivalents of $10.9 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We will seek to enter into a strategic partnership to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We have initiated a pre-Phase 2 feasibility study to assess the safety and efficacy of BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. In particular, a part of our strategy is to seek to enter into enter into a strategic collaboration to fund the continued development of BPX01. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. We may not succeed in our efforts to establish a development collaboration or other alternative arrangements for BPX01 because third parties may not view BPX01 as having the requisite potential to demonstrate safety, and efficacy or profitability. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program on one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or decrease our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three months ended April 30, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

•

acceptance of our proposed indications and primary and secondary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. While VI2OLET went on the market in December 2014 in online stores and in drug, grocery and retail chains throughout the United States, we have only recognized a de minimis amount of revenue from sales to date. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market. Our manufacturing agreement for VI2OLET with UPM Pharmaceuticals, or UPM, a division of Gregory Pharmaceuticals Holdings, Inc., requires a minimum annual purchase of approximately $269,000 of iodine supplement tablets. This agreement expires in 2020, and we are required to purchase the minimum annual amount regardless of market demand.  The remaining minimum purchase commitment is $0.9 million through 2020.  We have not recorded an obligation for the minimum purchase amount remaining, since we have determined that a loss on this obligation is not probable based on our market demand analysis.  In the future, we may conclude that an obligation is required as the result of our market demand analysis and record such obligation.  The recording of such obligation would negatively impact the results of our operations in the period recorded.

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

We rely on one third-party manufacturer for our product and product candidate manufacturing needs. Currently, we engage with DPT, a subsidiary of Mylan N.V., as our clinical contract manufacturer for BPX01 and BPX04.  We are working towards qualifying a second vendor to carry out the manufacturing and testing of our clinical and commercial supplies, however there can be no assurance that we will be able to qualify a second vendor in a timely manner or at all.  Additionally, UPM manufactures iodine supplement tablets for VI2OLET.

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the applicable cGMP regulations for the type of product manufactured. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, although we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs, we cannot guarantee that each of our manufacturing partners will so comply. Failure of these manufacturers to maintain compliance with applicable laws and regulations could result in delayed or rejected clinical studies, decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including a request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees. In addition, failure of a contract manufacturer for a product undergoing review by the FDA to maintain an acceptable cGMP compliance status could result in a decision by the FDA not to approve any pending NDA.

Our manufacturing contract with DPT is a short-term agreement.  Our commercial supply agreement with UPM is through 2020. We are dependent upon renewing agreements with each of our third-party manufacturers or finding replacement manufacturers to satisfy our requirements. If we do not renew our agreements with our manufacturing partners, there can be no assurance that we will be able to find or engage a replacement manufacturer on a timely basis on acceptable terms, if at all. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to outsource the manufacturing of our products on commercially reasonable or acceptable terms. Further, due to the short-term nature of our agreements, our expenses for manufacturing are not fixed and may change from contract to contract. If the cost of production increases, our gross margins could be negatively affected.

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

Our first and only commercialized product, launched in December 2014, is our women’s health dietary supplement distributed under the brand name “VI2OLET” iodine. We recently entered into an agreement to distribute VI2OLET in Mexico and Central America. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of VI2OLET is subject to federal laws and regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, or CPSC, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are or may be sold including non-governmental entities such as the National Advertising Division of the Council of Better Business Bureaus, or NAD. The NAD oversees an industry sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act or the FDC Act to the FTC or the FDA, as appropriate, for further action.

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

Furthermore, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs referenced in a Section 505(b)(2) NDA. As part of any NDA we would submit to the FDA, we would be required to make certifications to all patents listed in the Orange Book for Solodyn, the listed drug we intend to reference in our NDA. There are currently six patents listed in the Orange Book for Solodyn. If we make a Paragraph IV certification to any of the patents listed in the Orange Book, those patent certifications may give rise to patent litigation and mandatory delays in approval of our NDA for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved referenced product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or institute a REMS;
•	we may be subject to limitations as to how we promote the product;
•	we may be required to change the way the product is administered or modify the product in some other way;
•	the FDA or applicable foreign regulatory authority may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;
•	sales of the product may decrease significantly;
•	we could be sued and held liable for harm caused to patients or consumers; and
•	our brand and reputation may suffer.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, which prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti-kickback statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including preclinical or clinical testing, and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably or achieve market acceptance.

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE American continued listing standards by January 20, 2018. On January 16, 2018, we informed the NYSE American that our stockholders’ equity was $6.3 million, and on January 22, 2018 the NYSE American informed us that we were back in compliance with this standard.  We reported stockholders’ equity of $8.2 million as of April 30, 2018 and net losses in our five most recent fiscal years ended January 31, 2018.

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

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, on December 1, 2017, we received a notification from the NYSE American that the 30-day average price of our common stock fell below $0.20 as of November 30, 2017, in violation of NYSE American listing standards.  Although our stock price subsequently rose and we received an additional notification from the NYSE American on June 1, 2018 that we regained compliance with the NYSE American listing standards, there can be no assurance that our stock price will remain in compliance with such standards in the future.  Additionally, if at any time our common stock trades below $0.06 per share, we will be automatically delisted from the NYSE American. Our stock price has ranged from a low of $0.11 per share to a high of $0.39 per share during the period from August 1, 2017 to the date of this report. We may seek to effect a reverse stock split to raise our stock price to maintain ongoing compliance with NYSE American listing standards, but there is no assurance our stockholders would approve the amendment to our certificate of incorporation required to effect such a reverse stock split.  If we are unable to satisfy the continued listing requirements of the NYSE American, our common stock could be subject to delisting. If our common stock loses its status on the NYSE American, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the

OTCQB market. Our common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the NYSE American. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 27% of our outstanding common stock as of April 30, 2018. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Franklin Advisers collectively beneficially own approximately 7% of the aggregate voting power of the Company as of April 30, 2018, which includes warrants exercisable for 3,551,250 shares of common stock. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital beneficially own approximately 15% of the aggregate voting power of the Company as of April 30, 2018, which includes warrants exercisable for 13,498,169 shares of common stock.

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
Date: June 8, 2018
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)