Form 10-Q
period 2018-07-31
BioPharmX Corp
filed 2018-09-10
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

As of August 31, 2018, there were outstanding 191,524,287 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$6,581	$7,576
Accounts receivable, net	16	7
Inventories	13	10
Prepaid expenses and other current assets	680	388
Total current assets	7,290	7,981

Property and equipment, net	141	109
Total assets	$7,431	$8,090

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,526	$1,376
Accrued expenses and other current liabilities	1,528	1,603
Total current liabilities	3,054	2,979

Long-term liabilities:
Long-term liabilities	114	39
Total liabilities	3,168	3,018

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of July 31, 2018 and January 31, 2018	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 191,524,287 and 160,062,509 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	192	160
Additional paid-in capital	74,159	66,190
Accumulated deficit	(70,088)	(61,278)
Total stockholders' equity	4,263	5,072

Total liabilities and stockholders' equity	$7,431	$8,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	July 31,		July 31,
	2018	2017	2018	2017

Revenues, net	$24	$17	$42	$36
Cost of goods sold	13	9	20	20
Gross margin	11	8	22	16
Operating expenses:
Research and development	2,730	2,413	5,057	5,354
Sales and marketing	566	586	1,167	1,383
General and administrative	1,182	1,280	2,628	2,583
Total operating expenses	4,478	4,279	8,852	9,320

Loss from operations	(4,467)	(4,271)	(8,830)	(9,304)

Change in fair value of warrant liability	23	525	(43)	161
Other income, net	34	5	63	6
Loss before provision for income taxes	(4,410)	(3,741)	(8,810)	(9,137)
Provision for income taxes	—	—	2	1
Net loss and comprehensive loss	$(4,410)	$(3,741)	$(8,812)	$(9,138)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.05)	$(0.13)

Shares used in computing basic and diluted net loss per share	191,325,000	74,357,000	185,616,000	71,069,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,812)	$(9,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,039	951
Depreciation expense	33	24
Change in fair value of warrant liability	43	(161)
Changes in assets and liabilities:
Accounts receivable	(9)	2
Inventories	(3)	18
Prepaid expenses and other assets	(292)	(185)
Accounts payable	150	(181)
Accrued expenses and other liabilities	(93)	297
Net cash used in operating activities	(7,944)	(8,373)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(28)
Net cash used in investing activities	(4)	(28)
Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	—	6,355
Proceeds from exercises of common stock warrants	6,961	—
Proceeds from exercises of stock options	1	10
Payments on capital lease obligation	(9)	—
Net cash provided by financing activities	6,953	6,365
Net decrease in cash and cash equivalents	(995)	(2,036)
Cash and cash equivalents as of beginning of period	7,576	6,501
Cash and cash equivalents as of end of period	$6,581	$4,465

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2018 and January 31, 2018, and the Company’s results of operations and its cash flows for the three and six months ended July 31, 2018 and 2017.  The results for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019 or any future period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the three or six months ended July 31, 2018.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $2,000 and $4,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $5,000 and $19,000 for the six months ended July 31, 2018 and 2017, respectively.

Net Loss per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three and six months ended July 31, 2018 and 2017 excludes 193,333 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted- average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of July 31, 2018 and 2017, approximately 184,131,000 and 57,142,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Revenue Recognition

Effective February 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method.  The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and a decrease to deferred revenue as of February 1, 2018.  The adoption of ASC

606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the three or six months ended July 31, 2018.

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

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of July 31, 2018 or February 1, 2018.  Separately, accounts receivable, net, represent receivables from contracts with customers. As of July 31, 2018 and February 1, 2018, deferred revenue was immaterial. The Company applies the practical expedient to make adjustments for a significant financing component unnecessary if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and six months ended July 31, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and six months ended July 31, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less. Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. There have been no significant changes in the Company’s significant accounting policies for the three and six months ended July 31, 2018, except for the adoption of ASC 606 as discussed above, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2018, the Company had cash and cash equivalents of $6.6 million and working capital of $4.2 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $4.4 million and $3.7 million for the three months ended July 31, 2018 and 2017, respectively, and a net loss of $8.8 million and $9.1 million for the six months ended July 31, 2018 and 2017, respectively.  The Company had an accumulated deficit of $70.1 million as of July 31, 2018.

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

As of July 31, 2018 and January 31, 2018, the Company held $6.5 million and $7.1 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of January 31, 2018	$39
Change in fair value of warrants	66
Balance as of April 30, 2018	105
Change in fair value of warrants	(23)
Balance as of July 31, 2018	$82

4. BALANCE SHEET DETAILS

	July 31,	January 31,
	2018	2018
	(in thousands)
Inventories:
Work in process	$2	$5
Finished goods	9	1
Channel inventory	2	4
	$13	$10

5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of July 31, 2018 (in thousands):

		Fiscal years ending January 31,
	Total	2019	2020	2021

Operating lease	$214	$214	$—	$—
Purchase commitment	861	323	269	269
Total	$1,075	$537	$269	$269

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. In September 2017, the lease term was extended to December 2018 and the square footage increased to 12,203 square feet. Rent expense for the three months ended July 31, 2018 and 2017 was approximately $160,000 and $154,000, respectively. Rent expense for the six months ended July 31, 2018 and 2017 was approximately $320,000 and $299,000, respectively.

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

Legal Proceedings

The Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patents or other intellectual property rights. The Company is not a party to any material legal proceeding, nor is it aware of any pending or threatened litigation that the Company believes is likely to have a material adverse effect on its business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

No royalties have been required to be accrued in accordance with the license agreement as of July 31, 2018.

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

Warrants

In the first quarter of fiscal year 2019, the Company received $7.0 million from the exercise of warrants to purchase common stock.  A summary of warrants outstanding warrants as of July 31, 2018 is as follows:

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

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.75 per share.  These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the

Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of July 31, 2018, the fair value of the warrant liability was approximately $82,000 and was included in long-term liabilities.

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

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (2016 Plan), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (2014 Plan), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant.  In March 2017, the 2016 Plan was amended and the shares reserved for issuance were increased by 20,000,000 shares to a total of 24,000,000 shares of common stock.  In August 2018, the 2016 Plan was amended and the shares reserved for issuance were increased by 50,000,000 shares to a total of 74,000,000 shares of common stock. The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2018	1,884,878	24,724,663	$0.41	9.17	$304
Exercised	—	(10,140)	$0.13
Cancelled and expired under the 2014 Plan	—	(73,750)	$0.73
Cancelled under the 2016 Plan	376,969	(376,969)	$0.35
Balance as of April 30, 2018	2,261,847	24,263,804	$0.41	8.91	$1,300
Exercised	—	(5,556)	$0.10
Cancelled and expired under the 2014 Plan	—	(49,188)	$0.95
Cancelled under the 2016 Plan	116,763	(116,763)	$0.35
Balance as of July 31, 2018	2,378,610	24,092,297	$0.41	8.67	$982
Vested and exercisable		9,264,543	$0.59	7.97	$222
Vested and expected to vest		23,085,896	$0.42	8.65	$931

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2018	660,000	$1.44	7.72	$—
Granted	400,000	$0.19	—	$—
Balance as of April 30, 2018 and July 31, 2018	1,060,000	$0.97	8.09	$4
Vested and exercisable	451,041	$1.44	7.21	$—
Vested and expected to vest	1,041,614	$0.99	8.04	$4

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2018:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.10 - $0.19	10,286,112	9.41	$0.11	2,218,760	$0.10
$0.20 - $0.35	3,823,609	8.72	$0.22	1,369,830	$0.25
$0.36 - $0.65	4,171,855	7.98	$0.53	2,464,009	$0.54
$0.66 - $1.09	5,296,971	8.26	$0.76	2,366,654	$0.78
$1.10 - $1.85	1,473,750	6.53	$1.67	1,196,331	$1.69
$1.86 - $3.00	100,000	6.75	$3.00	100,000	$3.00
	25,152,297	8.64	$0.44	9,715,584	$0.63

The total intrinsic value of stock options exercised during the three and six months ended July 31, 2018 was approximately $1,000 and $2,000, respectively.  The total intrinsic value of stock options exercised during each of the three and six months ended July 31, 2017 was approximately $4,000.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended		For the six months ended
	July 31,		July 31,
	2018	2017	2018	2017
Research and development	$159	$158	$359	$266
Sales and marketing	112	109	241	191
General and administrative	175	299	439	494
Total	$446	$566	$1,039	$951

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of July 31, 2018, total compensation costs related to unvested, but not yet recognized, stock-based awards was $3.3 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.35 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

There were no stock options granted during the three months ended July 31, 2018. During the six months ended July 31, 2018, the grant date fair value of stock options granted was $0.12 per share. The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	For the three months ended	For the six months ended
	July 31,	July 31,
	2017	2018	2017
Expected volatility	96.7%	84.0%	95.5% - 96.8%
Expected term in years	9.9	4.0	6.0-9.9
Risk-free interest rate	2.29%	2.43%	1.80% - 2.29%
Expected dividend yield	—	—	—

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

As of July 31, 2018 and January 31, 2018, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2018 tax years remain open for examination by the federal and state authorities.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and six months ended July 31,  2018 and 2017. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

The product candidates in our current portfolio target significant market opportunities and include three clinical‑stage product candidates, BPX01, a topical antibiotic for the treatment of inflammatory lesions of acne based on a unique formulation of minocycline, BPX04, a topical antibiotic for the treatment of rosacea, and BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia, as well as one development‑stage product candidate, BPX02, an injectable product utilizing biological materials for aesthetic dermatology applications. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We are considering strategic partnership alternatives to fund our Phase 3 clinical program in this indication. We expect to begin a Phase 3 clinical trial, should we raise the necessary additional capital or enter into a strategic partnership to fund the trial. Our 12-week feasibility study of BPX04 for the treatment of rosacea assessed tolerability in 30 subjects.  No unexpected adverse reactions and no serious adverse events were observed of BPX04 for this indication. A Phase 2 study for BPX04 for the treatment of inflammatory lesions for papulopustular rosacea will use the 1% minocycline concentration and has received Institutional Review Board approval. The molecular iodine project includes a marketed OTC dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as an investigational prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.

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

On February 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective transition method.  The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and an decrease to deferred revenue as of February 1, 2018.  The adoption of ASC 606 did not have a material impact on our condensed consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the three and six months ended July 31, 2018.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2018, we had cash and cash equivalents of $6.6 million and a working capital of $4.2 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $4.4 million and $3.7 million for the three months ended July  31, 2018 and 2017, respectively, and a net loss of $8.8 million and $9.1 million for the six months ended July 31, 2018, respectively.  We had an accumulated deficit of $70.1 million as of July 31, 2018.

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

Results of Operations

Three and six months ended July 31, 2018 and 2017

Revenue

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$24	$17	$7	41%	$42	$36	$6	17%

We recognize revenue when control is transferred to the customer, which is typically upon shipment, net of reserves for product returns, pricing discounts or other concessions. Revenue in the second quarter and first six months of fiscal year 2019 compared to the prior year periods increased due to promotional discounts provided to customers.

Cost of Goods Sold

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$13	$9	$4	44%	$20	$20	$—	-%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement and write-downs of excess and obsolete inventories. The increase in cost of goods sold in the second quarter of fiscal year 2019 compared to the prior year period was primarily due to the increase in revenues.  Cost of goods sold in the first six months of fiscal year 2019 included lower write-downs of excess inventories compared to the prior year period, therefore remained flat compared to the prior year period despite the increase in revenues.

Research and Development Expenses

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$2,730	$2,413	$317	13%	$5,057	$5,354	$(297)	(6)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $0.3 million for the second quarter of fiscal year 2019 compared to the prior year period primarily due to increased clinical studies, product development and consulting costs.    Research and development expenses decreased $0.3 million for the first six months of fiscal year 2019 compared to the prior year period primarily due to decreased clinical studies costs, partially offset by higher consulting and stock-based compensation expenses.

Sales and Marketing Expenses

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$566	$586	$(20)	(3)%	$1,167	$1,383	$(216)	(16)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to product candidates. Sales and marketing expenses are expensed as incurred.  Sales and marketing expense was unchanged for the second quarter of fiscal year 2019 as compared to the prior year period.  Sales and marketing expenses decreased $0.2 million for the first six months of fiscal year 2019 compared to the prior year period primarily due to decreased market research activities related to BPX01 and decreased consulting expenses.

General and Administrative Expenses

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$1,182	$1,280	$(98)	(8)%	$2,628	$2,583	$45	2%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses decreased $0.1 million for the second quarter of fiscal year 2019 compared to the prior year period primarily due to decreased stock-based compensation expenses.  General and administrative expenses increased slightly for the first six months of fiscal year 2019 compared to the prior year period primarily due to legal costs.

Change in Fair Value of Warrant Liability

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$23	$525	$(502)	(96)%	$(43)	$161	$(204)	(127)%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income, Net

Three months ended July 31,				Six months ended July 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$34	$5	$29	580%	$63	$6	$57	950%

Other income, net primarily includes interest income earned on our cash and cash equivalents.  The increase for the second quarter and first half of fiscal year 2019 compared to the prior year period is primarily due to increased cash equivalents coupled with higher interest rates.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three and six months ended July 31, 2018 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2018, we had cash and cash equivalents of $6.6 million and a working capital of $4.2 million. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the six months ended July 31, 2018 was $7.9 million, which primarily resulted from a net loss of $8.8 million and changes in operating assets and liabilities of $0.2 million, partially offset by non-cash expenses of $1.1 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and lower operating expense levels.

Net cash used for operating activities for the six months ended July 31, 2017 was $8.4 million, which primarily resulted from a net loss of $9.1 million and changes in operating assets and liabilities of approximately $49,000, which were partially offset by non-cash expenses of $0.8 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the six months ended July 31, 2018 and 2017 was approximately $4,000 and $28,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the six months ended July 31, 2018 was $7.0 million, primarily resulting from the proceeds from the exercise of warrants.

Net cash provided by financing activities for the six months ended July 31, 2017 was $6.4 million, primarily resulting from the issuance of common stock and warrants to purchase common stock in our registered direct offerings.

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

Changes in Internal Controls over Financial Reporting

During the second quarter of fiscal year 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 26, 2017, two purported shareholders filed a lawsuit in the Superior Court for the State of California, San Mateo County, against us and James Pekarsky, our former Chief Executive Officer. The lawsuit alleged that certain investments were not exempt from registration under the federal securities laws, alleged a violation of the California Corporations Code and asserted a claim for breach of fiduciary duty. The parties subsequently agreed to resolve the matter.  On July 11, 2018, the lawsuit was dismissed with prejudice.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of July 31, 2018, we had an accumulated deficit of $70.1 million and incurred net losses of $8.8 million and $9.1 million for the six months ended July  31, 2018 and 2017, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss available to common stockholders of $8.8 million and $9.1 million for the six months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, we had cash and cash equivalents of $6.6 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical study plans. We will seek to enter into a strategic partnership to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We have initiated a Phase 2 trial for BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and six months ended July 31, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

We are not permitted to market any of our current product candidates in the United States until we receive approval of a new drug application, or NDA, or a biologics license application from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries. Failure to obtain such regulatory approvals will delay or prevent us from commercializing any of our current or future product candidates.

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

We were provided until August 22, 2016 to submit a plan to regain compliance with the NYSE American continued listing standards by January 20, 2018. On January 16, 2018, we informed the NYSE American that our stockholders’ equity was $6.3 million, and on January 22, 2018 the NYSE American informed us that we were back in compliance with this standard.  We reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018, which could lead the NYSE American to deem us to be out of compliance with the above standards.

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

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE American is under review.  For example, on December 1, 2017, we received a notification from the NYSE American that the 30-day average price of our common stock fell below $0.20 as of November 30, 2017, in violation of NYSE American listing standards.  Our stock price subsequently rose and we received an additional notification from the NYSE American on June 1, 2018 that we regained compliance with the NYSE American listing standards. However, we received an additional notification on August 27, 2018 that the 30-day average price of our common stock fell again below $0.20 as of such date, in violation of NYSE American listing standards.  Pursuant to the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing requires us to effect a reverse stock split of our common stock or otherwise demonstrate sustained price improvement by February 27, 2019.   On August 14, 2018, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of the board of directors.  The board of directors has until August 14, 2019 to effect, or to abandon, a reverse split without further approval or authorization of our stockholders.

 Additionally, if at any time our common stock trades below $0.06 per share, we will be automatically delisted from the NYSE American. Our stock price has ranged from a low of $0.13 per share to a high of $0.28 per share during the period from May 1, 2018 to the date of this report. As discussed above, we may seek to effect a reverse stock split to raise our stock price to maintain ongoing compliance with NYSE American listing standards.  If we are unable to satisfy the continued listing requirements of the NYSE American, our common stock could be subject to delisting. If our common stock loses its status on the NYSE American, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets, Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority, Inc. These markets are generally not considered to be as efficient as, and not as broad as, the NYSE American. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 27% of our outstanding common stock as of July 31, 2018. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Franklin Advisers collectively beneficially own approximately 7% of the aggregate voting power of the Company as of July 31, 2018, which includes warrants exercisable for 3,551,250 shares of common stock. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital beneficially own approximately 15% of the aggregate voting power of the Company as of July 31, 2018, which includes warrants exercisable for 13,498,169 shares of common stock.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers, including being able to provide simplified executive compensation disclosures in our filings and only being required to provide two years of audited consolidated financial statements in our annual reports.  In addition, because our public float is less than $75 million, we are a “non-accelerated filer” under Rule 12b-2 of the Exhange Act and are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting.  Until such time as we cease to be a “smaller reporting company” or a “non-accelerated filer,” as applicable, such decreased disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

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
Date: September 10, 2018
	By:	/s/ Anja Krammer
Anja Krammer
President
(Principal Executive Officer)

	By:	/s/ Greg Kitchener
Greg Kitchener
Chief Financial Officer
(Principal Financial Officer)