Form 10-Q
period 2018-10-31
BioPharmX Corp
filed 2018-12-07
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2018, there were outstanding 212,815,296 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$3,018	$7,576
Accounts receivable, net	4	7
Inventories	10	10
Prepaid expenses and other current assets	548	388
Total current assets	3,580	7,981

Property and equipment, net	135	109
Total assets	$3,715	$8,090

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,387	$1,376
Accrued expenses and other current liabilities	1,670	1,603
Total current liabilities	3,057	2,979

Long-term liabilities:
Long-term liabilities	67	39
Total liabilities	3,124	3,018

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of October 31, 2018 and January 31, 2018	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 191,648,630 and 160,062,509 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	192	160
Additional paid-in capital	74,877	66,190
Accumulated deficit	(74,478)	(61,278)
Total stockholders' equity	591	5,072

Total liabilities and stockholders' equity	$3,715	$8,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	October 31,		October 31,
	2018	2017	2018	2017

Revenues, net	$10	$18	$52	$54
Cost of goods sold	60	8	80	28
Gross margin	(50)	10	(28)	26
Operating expenses:
Research and development	2,228	2,111	7,285	7,465
Sales and marketing	550	546	1,717	1,929
General and administrative	1,624	1,088	4,252	3,671
Total operating expenses	4,402	3,745	13,254	13,065

Loss from operations	(4,452)	(3,735)	(13,282)	(13,039)

Change in fair value of warrant liability	42	169	(1)	330
Other income and expense, net	20	(148)	83	(142)
Loss before provision for income taxes	(4,390)	(3,714)	(13,200)	(12,851)
Provision for income taxes	—	—	2	1
Net loss and comprehensive loss	$(4,390)	$(3,714)	$(13,202)	$(12,852)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.07)	$(0.17)

Shares used in computing basic and diluted net loss per share	191,360,000	79,659,000	187,551,000	73,977,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,202)	$(12,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,757	1,416
Expense related to modification of warrants	—	151
Depreciation expense	48	38
Change in fair value of warrant liability	1	(330)
Changes in assets and liabilities:
Accounts receivable	3	(4)
Inventories	—	23
Prepaid expenses and other assets	(160)	(289)
Accounts payable	11	(545)
Accrued expenses and other liabilities	49	528
Net cash used in operating activities	(11,493)	(11,864)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(41)
Net cash used in investing activities	(13)	(41)
Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	—	6,355
Proceeds from exercises of common stock warrants	6,961	615
Proceeds from exercises of stock options	1	10
Payments on capital lease obligation	(14)	—
Net cash provided by financing activities	6,948	6,980
Net decrease in cash and cash equivalents	(4,558)	(4,925)
Cash and cash equivalents as of beginning of period	7,576	6,501
Cash and cash equivalents as of end of period	$3,018	$1,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on utilizing its proprietary drug delivery technologies to develop and commercialize novel prescription products that address large markets in dermatology. The Company’s objective is to develop products that treat health or age-related conditions that (1) are not presently being addressed or treated at all or (2) are currently treated with drug therapies or drug delivery approaches that are suboptimal. The Company’s strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration (FDA) approved active pharmaceutical ingredients and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. The Company believes these approaches may reduce drug development risk and could reduce the time and resources it spends during development.  Its current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

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

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018, filed on April 26, 2018. The condensed consolidated balance sheet as of January 31, 2018, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2018 and January 31, 2018, and the Company’s results of operations for the three and nine months ended October 31, 2018 and 2017 and its cash flows for the nine months ended October 31, 2018 and 2017.  The results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the year ending January 31, 2019 or any future period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the three or nine months ended October 31, 2018.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $5,000 and $4,000 for the three months ended October 31, 2018 and 2017, respectively, and approximately $9,000 and $23,000 for the nine months ended October 31, 2018 and 2017, respectively.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three and nine months ended October 31, 2018 and 2017 excludes 193,333 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of October 31, 2018 and 2017, approximately 190,102,000 and 58,382,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Revenue Recognition

Effective February 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method.  The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and a decrease to deferred revenue as of February 1, 2018.  The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet, statement of operations and comprehensive loss for the three or nine months ended October 31, 2018 and statement of cash flows for the nine months ended October 31, 2018.

Revenue recognized to date is from the sale of VI2OLET, an iodine dietary supplement. Revenue is recognized when control is transferred to the customer, which is typically upon shipment.  There are no significant post-shipment obligations.  Revenue is recognized at the transaction price, which includes estimates of variable consideration for reserves related to estimated product returns, pricing discounts or other concessions.  These estimates are based on estimates of the amount earned or to be claimed on the related sales and are based on historical information and current contractual requirements.

The Company continually evaluates whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of October 31, 2018 or February 1, 2018.  Separately, accounts receivable, net, represent receivables from contracts with customers. As of October 31, 2018 and February 1, 2018, deferred revenue was immaterial. The Company applies the practical expedient to make adjustments for a significant financing component unnecessary if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the three and nine months ended October 31, 2018, the Company did not have any contracts for the sale of its products with its customers with a significant financing component. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and nine months ended October 31, 2018, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less. Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2018, except for the adoption of ASC 606 as discussed above, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases,  and in July 2018, Accounting Standards Update 2018-11, Targeted Improvements,  which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is in the process of evaluating the impact of adoption of this standard on its condensed consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The amendment is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of evaluating the impact of adoption of this amendment on its condensed consolidated financial statements.

              The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2018, the Company had cash and cash equivalents of $3.0 million and working capital of $0.5 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $4.4 million and $3.7 million for the three months ended October 31, 2018 and 2017, respectively, and a net loss of $13.2 million and $12.9 million for the nine months ended October 31, 2018 and 2017, respectively.  The Company had an accumulated deficit of $74.5 million as of October 31, 2018.

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

As of October 31, 2018 and January 31, 2018, the Company held $2.5 million and $7.1 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it.  The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of January 31, 2018	$39
Change in fair value of warrants	66
Balance as of April 30, 2018	105
Change in fair value of warrants	(23)
Balance as of July 31, 2018	82
Change in fair value of warrants	(42)
Balance as of October 31, 2018	$40

4. BALANCE SHEET DETAILS

	October 31,	January 31,
	2018	2018
	(in thousands)
Inventories:
Work in process	$4	$5
Finished goods	4	1
Channel inventory	2	4
	$10	$10

5. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of October 31, 2018 (in thousands):

		Fiscal years ending January 31,
	Total	2019	2020	2021	2022	2023

Operating lease	$1,331	$79	$280	$314	$324	$334
Purchase commitment	807	269	269	269	—	—
Total	$2,138	$348	$549	$583	$324	$334

On December 14, 2016, the Company signed a lease for 12,066 square feet of office and laboratory space in Menlo Park, California. In September 2017, the lease term was extended to December 2018 and the square footage increased to 12,203 square feet. On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California.  The Company expects to move into its new headquarters in December 2018. The future minimum lease payments for this new lease are included in the table above. Rent expense for the three months ended October 31, 2018 and 2017 was approximately $160,000 and $154,000, respectively. Rent expense for the nine months ended October 31, 2018 and 2017 was approximately $480,000 and $453,000, respectively.

The purchase commitment relates to the manufacturing of VI2OLET finished product (iodine supplement tablets) and is non-cancelable through the term of the contract. The Company assesses its purchase commitments based on demand forecasts and establishes a liability for quantities deemed in excess of these forecasts.  In November 2018, the Company divested the rights to develop, manufacture, market and sale VI2OLET.  The divestiture included the transfer of the fiscal year 2020 and 2021 purchase commitment obligations to the new owner.  See Note 9 for further details.

 The Company is party to an agreement with  a contract research organization (CRO) to conduct the Phase 2 clinical trial for  BPX04, a topical antibiotic for the treatment of rosacea. The actual amounts owed under the agreement and the timing of those obligations depend on various factors, including the rate of patient enrollment, any protocol amendments and other factors relating to the clinical trial.  As of October 31, 2018, the remaining liability under the agreement, excluding any potential amendments to the agreement, was $1.0 million.  The Company can terminate the agreement at any time and any amounts incurred through the termination date would be due to the CRO.

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

Pursuant to the terms of the license, the Company must pay:

•	a fee for the exclusive license to the IP.

•	30% of net profit associated with direct commercialization of an over-the-counter product or 30% of net royalties received from any sub-licensee.

•	a royalty of 3% of net sales for the first 24 months of commercialization and 2% of net sales thereafter for a prescription iodine tablet developed and commercialized under the license.

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

No royalties have been required to be accrued in accordance with the license agreement as of October 31, 2018.

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

Warrants

In the first quarter of fiscal year 2019, the Company received $7.0 million from the exercise of warrants to purchase common stock.  A summary of warrants outstanding warrants as of October 31, 2018 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to January 2014 agreement	289,505	$ 1.85	May 2019
Warrants related to May 2014 agreement	316,395	$2.035	May 2019
Warrants related to April to November 2014 financing	1,661,055	$ 3.70	April 2019 - November 2019
Warrants related to June 2015 financing	109,091	$ 2.75	June 2020
Warrants related to April 2016 financing	1,952,000	$ 1.20	April 2021
Warrants related to September 2016 financing (1)	1,286,501	$ 0.75	September 2021 to March 2022
Warrants related to November 2016 financing	30,406,061	$ 0.35	November 2022 to November 2024
Warrants related to November 2016 financing	895,450	$ 0.44	November 2022
Warrants related to November 2016 financing	198,214	$ 0.33	November 2022
Warrants related to April 2017 financing	801,282	$ 0.90	October 2022
Warrants related to October 2017 financing (2)	3,846,152	$ 0.30	October 2022
Warrants related to November 2017 financing	56,935,191	$ 0.20	November 2022
Warrants related to November 2017 financing (3)	60,088,727	$ 0.25	May 2019

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.75 per share.  These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense.  At the time of issuance, approximately $566,000 was recorded as a warrant liability.  To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of October 31, 2018, the fair value of the warrant liability was approximately $40,000 and was included in long-term liabilities.

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

(3)

On November 20, 2018, the Company entered into agreements with certain of these warrant holders to cash exercise up to 26,666,666 shares of common stock underlying the warrants at an exercise price per share of $0.14.  See Note 9 for further details.

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

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2018	1,884,878	24,724,663	$0.41	9.17	$304
Exercised	—	(10,140)	$0.13
Cancelled and expired under the 2014 Plan	—	(73,750)	$0.73
Cancelled under the 2016 Plan	376,969	(376,969)	$0.35
Balance as of April 30, 2018	2,261,847	24,263,804	$0.41	8.91	$1,300
Exercised	—	(5,556)	$0.10
Cancelled and expired under the 2014 Plan	—	(49,188)	$0.95
Cancelled under the 2016 Plan	116,763	(116,763)	$0.35
Balance as of July 31, 2018	2,378,610	24,092,297	$0.41	8.67	$982
Shares authorized for issuance	50,000,000	—
Granted	(10,444,000)	10,444,000	$0.21
Exercised	—	(262,500)	$0.10
Cancelled and expired under the 2014 Plan	—	(73,709)	$0.91
Cancelled under the 2016 Plan	4,083,587	(4,083,587)	$0.26
Balance as of October 31, 2018	46,018,197	30,116,501	$0.36	7.81	$507
Vested and exercisable		12,149,662	$0.51	5.50	$234
Vested and expected to vest		28,583,682	$0.37	7.72	$490

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2018	660,000	$1.44	7.72	$—
Granted	400,000	$0.19	—	$—
Balance as of April 30, 2018 and July 31, 2018	1,060,000	$0.97	8.09	$4
Cancelled	(53,855)	$1.67	—	$—
Balance as of October 31, 2018	1,006,145	$0.93	6.67	$—
Vested and exercisable	487,395	$1.44	4.45	$—
Vested and expected to vest	970,103	$0.95	6.59	$—

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2018:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.10 - $0.16	8,249,863	7.69	$0.11	3,541,540	$0.10
$0.17 - $0.35	12,965,729	9.00	$0.22	2,214,574	$0.23
$0.36 - $0.65	3,810,189	5.96	$0.53	2,737,123	$0.54
$0.66 - $1.09	4,595,720	6.71	$0.77	2,800,095	$0.78
$1.10 - $1.85	1,401,145	5.47	$1.68	1,243,725	$1.69
$1.86 - $3.00	100,000	6.50	$3.00	100,000	$3.00
	31,122,646	7.78	$0.38	12,637,057	$0.55

The total intrinsic value of stock options exercised during the three and nine months ended October 31, 2018 was approximately $24,000 and $26,000, respectively.  The total intrinsic value of stock options exercised during the nine months ended October 31, 2017 was approximately $4,000.  There were no stock options exercised during the three months ended October 31, 2017.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2018	2017	2018	2017
Research and development	$166	$131	$525	$397
Sales and marketing	114	98	355	289
General and administrative	438	236	877	730
Total	$718	$465	$1,757	$1,416

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of October 31, 2018, total compensation costs related to unvested, but not yet recognized, stock-based awards was $3.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.71  years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the nine months ended October 31, 2018, the grant date fair value of stock options granted was $0.12 per share. The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	For the three months ended	For the nine months ended
	October 31,	October 31,
	2018	2018	2017
Expected volatility	78.8% - 91.0%	78.8% - 91.0%	95.5% - 96.8%
Expected term in years	4.0 - 8.6	4.0 - 8.6	6.0 - 9.6
Risk-free interest rate	2.72% - 3.10%	2.72% - 3.10%	1.80% - 2.35%
Expected dividend yield	—	—	—

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

As of October 31, 2018 and January 31, 2018, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2018 tax years remain open for examination by the federal and state authorities.

9. SUBSEQUENT EVENTS

On November 20, 2018, the Company entered into agreements with holders of certain of its warrants to purchase common stock with an exercise price per share of $0.25 originally issued on November 24, 2017 (Existing Warrants), whereby the holders and the Company agreed that the holders would cash exercise up to 26,666,666 shares of common stock underlying such Existing Warrants at a reduced price of $0.14, and the Company would issue new warrants to such holders to purchase up to an aggregate of 26,666,666 shares of common stock (New Warrants), with such New Warrants to be issued on a share-for-share basis in an amount equal to the number of shares underlying Existing Warrants that are cash exercised by February 28, 2019. The New Warrants are exercisable after the six-month anniversary of their issuance and terminate on the 30-month anniversary following their issuance. The New Warrants have an exercise price per share of $0.164.

On November 27, 2018, the Company entered into an asset purchase agreement to divest the rights to develop, manufacture, market and sell its molecular iodine technology, including the dietary supplement product, VI2OLET (Purchase Agreement).  The Purchase Agreement includes the sale of all tangible and intangible assets related to VI2OLET, including but not limited to existing customer and vendor arrangements, in exchange for 3% royalty payments on net revenues exceeding $1.0 million.  In addition, after January 1, 2020, the purchaser may be relieved of its obligations to pay royalties to the Company by making a lump-sum payment to the Company.  Under the Purchase

Agreement, the Company will remain liable for any liabilities incurred prior to December 31, 2018, with the purchaser assuming responsibility for all liabilities thereafter. The purchase commitment obligations relating to the manufacturing of VI2OLET finished product incurred after December 31, 2018 are included in the vendor arrangements assigned under the Purchase Agreement.  Upon the effectiveness of the Purchase Agreement, each of the Company’s prior collaboration, license, colocation and supply agreements related to VI2OLET were terminated or will be assigned to the purchaser.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and nine months ended October 31,  2018 and 2017. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on utilizing our proprietary drug delivery technologies to develop and commercialize novel prescription, products that address large markets in dermatology. Our objective is to develop products that treat health or age‑related conditions that: (1) are not presently being addressed or treated or (2) are currently treated with drug therapies or drug delivery approaches that are sub‑optimal. Our strategy is designed to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration, or FDA, approved active pharmaceutical ingredients, or APIs, and biological materials, while, in appropriate circumstances, reducing the time, cost and risk typically associated with new product development by repurposing drugs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously‑approved product. We believe these approaches may reduce drug development risk and could reduce the time and resources we spend during development. Our current platform technologies include innovative delivery mechanisms for antibiotics, biologic materials and molecular iodine (I2).

The product candidates in our current portfolio target significant market opportunities and include three clinical‑stage product candidates, BPX01, a topical antibiotic for the treatment of inflammatory lesions of acne based on a unique formulation of minocycline, BPX04, a topical antibiotic for the treatment of rosacea, and BPX03, a molecular iodine (I2) tablet for the treatment of benign breast pain associated with fibrocystic breast condition, or FBC, and cyclic mastalgia, as well as one development‑stage product candidate, BPX02, an injectable product utilizing biological materials for aesthetic dermatology applications. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We are considering strategic partnership alternatives to fund our Phase 3 clinical program in this indication. We expect to begin a Phase 3 clinical trial, should we raise the necessary additional capital or enter into a strategic partnership to fund the trial. Our 12-week feasibility study of BPX04 for the treatment of rosacea assessed tolerability in 30 subjects.  No unexpected adverse reactions and no serious adverse events were observed of BPX04 for this indication. The Phase 2 study for BPX04 for the treatment of inflammatory lesions for papulopustular rosacea uses the 1% minocycline concentration.  The first patient was enrolled in October 2018. The molecular iodine project includes a marketed over-the-counter, or OTC, dietary supplement version, or VI2OLET, for the alleviation of symptoms of FBC, as well as an investigational prescription drug version for the treatment of moderate to severe, periodic breast pain associated with FBC and cyclic mastalgia.

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

On February 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective transition method.  The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and an decrease to deferred revenue as of February 1, 2018.  The adoption of ASC 606 did not have a material impact on our condensed consolidated balance sheet, statement of operations and comprehensive loss for the three and nine months ended October 31, 2018 and statement of cash flows for the nine months ended October 31, 2018.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2018, we had cash and cash equivalents of $3.0 million and a working capital of $0.5 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $4.4 million and $3.7 million for the three months ended October  31, 2018 and 2017, respectively, and a net loss of $13.2 million and $12.9 million for the nine months ended October 31, 2018, respectively.  We had an accumulated deficit of $74.5 million as of October 31, 2018.

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

Results of Operations

Three and nine months ended October 31, 2018 and 2017

Revenue

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$10	$18	$(8)	(44)%	$52	$54	$(2)	(4)%

We recognize revenue when control is transferred to the customer, which is typically upon shipment, net of reserves for product returns, pricing discounts or other concessions. Revenue in the third quarter and first nine months of fiscal year 2019 compared to the prior year periods decreased due to less unit shipments.  In November 2018, we sold the VI2OLET product, therefore we do not expect to recognize material revenues in the future from this product.

Cost of Goods Sold

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$60	$8	$52	650%	$80	$28	$52	186%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement and write-downs of excess and obsolete inventories. The increase in cost of goods sold in the third quarter and first nine months of fiscal year 2019 compared to the prior year periods was primarily due to greater reserves for excess inventories.

Research and Development Expenses

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$2,228	$2,111	$117	6%	$7,285	$7,465	$(180)	(2)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses increased $0.1 million for the third quarter of fiscal year 2019 compared to the prior year period primarily due to increased clinical trials and product development costs, partially offset by lower consulting costs.    Research and development expenses decreased $0.2 million for the first nine months of fiscal year 2019 compared to the prior year period primarily due to decreased clinical trials and research costs, partially offset by higher product development costs and stock-based compensation expense.

Sales and Marketing Expenses

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$550	$546	$4	1%	$1,717	$1,929	$(212)	(11)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and efforts related to promoting VI2OLET and the market development related to product candidates. Sales and marketing expenses are expensed as incurred.  Sales and marketing expense was unchanged for the third quarter of fiscal year 2019 as compared to the prior year period.  Sales and marketing expenses decreased $0.2 million for the first nine months of fiscal year 2019 compared to the prior year period primarily due to decreased market research activities related to BPX01 and consulting expenses.

General and Administrative Expenses

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$1,624	$1,088	$536	49%	$4,252	$3,671	$581	16%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses increased $0.5 million for the third quarter of fiscal year 2019 compared to the prior year period primarily due to post-termination benefits provided to a terminated executive employee, which included cash compensation of $0.2 million and additional stock-based compensation of $0.2 million as a result of contractually obligated acceleration of certain stock option awards.  General and administrative expenses increased $0.6 million for the first nine months of fiscal year 2019 compared to the prior year period primarily due to post-termination benefits provided to a terminated executive employee and legal costs.

Change in Fair Value of Warrant Liability

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$42	$169	$(127)	(75)%	$(1)	$330	$(331)	(100)%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income and Expense, Net

Three months ended October 31,				Nine months ended October 31,
2018	2017	Change	%	2018	2017	Change	%
($ in thousands)				($ in thousands)
$20	$(148)	$168	114%	$83	$(142)	$225	158%

Other income and expense, net primarily includes interest income earned on our cash and cash equivalents and expenses related to modification of warrants.  The increase for the third quarter and first nine months of fiscal year 2019 compared to the prior year periods is primarily due to increased cash equivalents coupled with higher interest rates, a non-cash interest expense recorded for debt issuance costs and interest expense related to convertible notes recorded in the prior year period.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three and nine months ended October 31, 2018 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2018, we had cash and cash equivalents of $3.0 million and a working capital of $0.5 million. In November 2018, we received net proceeds of $3.0 million from the exercise of warrants.  We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital through one or more financings, enter into a strategic partnership, or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the development of our products and product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the nine months ended October 31, 2018 was $11.5 million, which primarily resulted from a net loss of $13.2 million and changes in operating assets and liabilities of $0.1 million, partially offset by non-cash expenses of $1.8 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the nine months ended October 31, 2017 was $11.9 million, which primarily resulted from a net loss of $12.9 million and changes in operating assets and liabilities of $0.3 million, which were partially offset by net non-cash expenses of $1.3 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the nine months ended October 31, 2018 and 2017 was approximately $13,000 and $41,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended October 31, 2018 was $6.9 million, primarily resulting from the proceeds from the exercise of warrants.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2018.

Changes in Internal Controls over Financial Reporting

During the third quarter of fiscal year 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of October 31, 2018, we had an accumulated deficit of $74.5 million and incurred net losses of $13.2 million and $12.9 million for the nine months ended October  31, 2018 and 2017, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our current and potential additional product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce additional products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $13.2 million and $12.9 million for the nine months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, we had cash and cash equivalents of $3.0 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We will seek to enter into a strategic partnership or raise additional capital to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership or raising additional capital in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We have initiated a Phase 2 clinical trial for BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and nine months ended October 31, 2018 and 2017 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

We have a limited operating history and have yet to obtain regulatory approvals for any of our product candidates, which makes it difficult to evaluate our future prospects and viability.

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

We have experienced significant turnover in our senior management, and if we fail to attract and retain management and other key personnel, we may be unable to continue to develop successfully or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our Chief Executive Officer, David Tierney, MD, our Executive Vice President of Research and Technology, Kin F. Chan, PhD, our Chief Accounting Officer, Joyce Goto, and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

In addition, in the past several months, we have experienced significant turnover in our senior management ranks, including the departure of our former President, Anja Krammer, on October 10, 2018 and the departure of our former Executive Vice President and Chief Financial Officer, Greg Kitchener, on October 10, 2018.  We recently appointed David S. Tierney, M.D., to serve as our Chief Executive Officer and President, and Joyce Goto, our Vice President and Controller, to serve as our Principal Accounting Officer.  This lack of management continuity could adversely affect our ability to successfully manage our clinical trials and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.

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

In November 2018, we entered into an agreement to sell the rights to develop, manufacture, market and sale VI2OLET.  The agreement includes the sale of all tangible and intangible assets related to VI2OLET, including but not limited to existing customer and vendor arrangements.  Although we are not liable for any liabilities incurred after December 31, 2018, we remain liable for liabilities incurred prior to such date.

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

Our strategy is to in-license and acquire product candidates and we may in-license and acquire commercial-stage products or engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We are currently exploring commercial growth opportunities, but there is no guarantee that such opportunities will materialize. The success of this strategy depends partly upon our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners and finance these arrangements.

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

Our common stock trades on the NYSE American. The NYSE American imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements and market price of our common stock.  The continued listing standards for a NYSE American issuer are as follows:

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

On September 24, 2018, we received a deficiency notice by the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide. We reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018.  NYSE Regulation reviewed our plan to regain compliance with this standard and approved a plan period through September 24, 2019.  If we are unable to regain compliance by September 24, 2019, or if the NYSE American determines that we are not making progress consistent with the plan during the plan period,  the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards.  As of October 31, 2018, our stockholders’ equity was $0.6 million.

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

•	variations in the level of expenses related to our commercialization activities, if any product candidates are approved;
•	the success of, and fluctuations in any product candidates approved for commercialization in the future;
•	the performance of third parties on whom we rely for clinical trials, manufacturing, marketing, sales and distribution, including their ability to comply with regulatory requirements;
•	overall performance of the equity markets;
•	changes in operating performance and stock market valuations of other pharmaceutical companies;
•	market conditions or trends in our industry or the economy as a whole;
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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 27% of our outstanding common stock as of October 31, 2018. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Franklin Advisers collectively beneficially own approximately 7% of the aggregate voting power of the Company as of October 31, 2018, which includes warrants exercisable for 3,551,250 shares of common stock. Investment funds managed by Franklin Advisers could acquire up to 25% in the aggregate of the voting power through open-market purchases of our common stock and purchase up to an aggregate of 20% of the securities offered by us in any private placement of our securities. Investment funds managed by Vivo Capital beneficially own approximately 14% of the aggregate voting power of the Company as of October 31, 2018, which includes warrants exercisable for 13,498,169 shares of common stock.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers, including being able to provide simplified executive compensation disclosures in our filings and only being required to provide two years of audited consolidated financial statements in our annual reports.  In addition, because our public float is less than $75 million, we are a “non-accelerated filer” under Rule 12b-2 of the Exchange Act and are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting.  Until such time as we cease to be a “smaller reporting company” or a “non-accelerated filer,” as applicable, such decreased disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.1	Form of Warrant					X

10.1	Form of Warrant Exercise Agreement	8-K	001-37411	11/21/2018	10.1

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

BioPharmX Corporation
Date: December 7, 2018
	By:	/s/ David S. Tierney
David S. Tierney
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Joyce Goto
Joyce Goto
Chief Accounting Officer
(Principal Accounting Officer)