Form 10-K
period 2019-01-31
BioPharmX Corp
filed 2019-03-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37411

BioPharmX Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

115 Nicholson Lane, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 650-889-5020

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 Par Value; Common Stock traded on the NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2018, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $37.3 million, based upon the closing price of the Registrant’s common stock as reported on the NYSE American on July 31, 2018. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2019, there were outstanding 218,356,963 shares of the registrant’s common stock, $0.001 par value.

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

BioPharmX, HyantX, Smarter Drug Delivery and the BioPharmX logo are our trademarks. We also refer to trademarks of other corporations or organizations in this report that are the property of their respective owners.  We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

ITEM 1.  BUSINESS

Overview

We are a specialty pharmaceutical company focused on the dermatology market. Our focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Our strategy is to bring new products to market by improving delivery mechanisms and/or identifying alternative applications for U.S. Food and Drug Administration, or FDA, approved or well characterized active pharmaceutical ingredients, or APIs. Our goal is to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part, on literature and/or on the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. Our approach is to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantX topical drug delivery system.

Product Candidates

We have developed our product portfolio using our HyantX topical drug delivery system. The following chart presents a summary of our product candidates:

Research
Preclinical
Phase 2
Phase 3
MEDICAL DERMATOLOGY
HyantX™ System
1 Patent Issued
23 Pending
BPX-01 (minocycline) gel, 2% for the Treatment of Inflammatory Lesions of Acne Vulgaris
» Confirmed safety and efficacy in Phase 2b for acne vulgaris
» Status: FDA concurrence on endpoints for Phase 3, CARC waiver granted, CMC development ongoing
BPX-04 (minocycline) gel, 1% for the Treatment of Inflammatory Lesions of Rosacea
» Initiated Phase 2b clinical trial with 1st subject dosed October 2018
» Status: Estimating topline data July 2019
Additional Product Candidates in Development

HyantX Topical Drug Delivery System

Our HyantX topical delivery system, an anhydrous hydrophilic gel formulation, allows for the stabilization and solubilization of APIs, which is designed to improve bioavailability and therefore lower the required dose of the drug. The system is designed for rapid absorption of API into the skin rather than remaining on the surface, a common problem with oil‑based ointments and suspensions. The delivery system is particularly suitable for APIs, or a combination of APIs, that undergo degradation by hydrolysis or oxidation. Our lead product candidates are minocycline formulations delivered topically using the HyantX system in non-oily and non-occlusive gel vehicle.

BPX01 (minocycline) gel, 2% — Acne

BPX01 is a topical antibiotic gel for the treatment of inflammatory lesions of acne, which combines the most widely used oral antibiotic drug (minocycline) for the treatment of inflammatory acne with a proprietary anhydrous hydrophilic topical delivery system, the HyantX delivery system, specifically designed to localize the delivery of the drug while minimizing systemic exposure and the resultant side effects. Our proprietary HyantX topical delivery system allows for a lower dosage of drug by improving the bioavailability with targeted delivery of fully solubilized minocycline. In addition to its bacteriostatic properties, the API, minocycline, also has anti‑inflammatory properties, which may help to reduce the inflammation and redness commonly associated with acne.

We completed a Phase 2b randomized, double‑blind, three‑arm, vehicle‑controlled, dose‑finding study to assess the efficacy and safety of BPX01 for the treatment of acne. The multi‑center study evaluated two concentrations of BPX01 (1% and 2% minocycline) and vehicle in 226 subjects, aged 9 to 40, with moderate‑to‑severe inflammatory, non‑nodular acne. The study showed the 2% concentration was statistically superior in reducing the number of inflammatory lesions in patients with moderate‑to‑severe acne, compared to vehicle (58.5% reduction vs. 43.8%, respectively, at week 12, p=0.03).

This Phase 2b study also measured, as a secondary endpoint, improvement on a five‑point investigator’s global assessment, or IGA, scale. The observed difference between BPX01 2% versus vehicle in achieving a two-grade improvement and an IGA score of 0 or 1 at week 12 using the Last-Observation-Carried-Forward method for study participants with missing data was 25.0% (18/72) vs. 17.6% (13/74) producing a chi-square p-value of 0.27 (without Bonferroni correction for pairwise comparison). As a Phase 2b clinical trial, the trial was not powered to measure statistical significance for the secondary endpoint, however, a clear numerical trend was observed in the BPX01 2% arm compared to vehicle. IGA was included as a secondary endpoint in our Phase 2b study as this information is necessary to calculate sample size estimates to adequately power the Phase 3 studies for success. Since FDA guidance for the approval of topical prescription acne products recommends IGA as a co‑primary endpoint along with a reduction in absolute lesion counts for Phase 3 trials to support a New Drug Application, or NDA, the planned Phase 3 studies will be powered to demonstrate statistical significance of IGA improvement with at least a two‑grade improvement and a score of clear (0) or almost clear (1) for drug compared to vehicle as well as being powered to show a reduction in inflammatory lesion counts.

The safety results of the study showed that no subjects experienced serious treatment‑related adverse side effects. As cutaneous tolerability of a topical therapy is a significant driver in patient compliance, we are encouraged that 97% of cutaneous tolerability signs or symptoms were “none” or “mild” at week 12.

Blood draws in this study showed that plasma minocycline levels following topical use were undetectable in all but a single subject, whose level – 42 ng/mL – was less than one‑tenth of that measured after a single standard adult dosage of oral minocycline.

BPX04 (minocycline) gel, 1% — Rosacea

BPX04 is a topical antibiotic gel with fully solubilized minocycline, also leveraging our HyantX delivery system, for the treatment of inflammatory lesions of rosacea. We have completed a 30 subject, single center, open‑label feasibility study of BPX04 to assess the safety and cutaneous tolerability of BPX04 at 0% (vehicle), 1% and 2% minocycline for the treatment of moderate-to-severe papulopustular rosacea. In this study, no serious adverse events were observed and the treatment-related adverse events were related to dermal irritation in the 2% minocycline treatment arm. As cutaneous tolerability of a topical therapy is a significant driver in patient compliance, we are encouraged that 90% of cutaneous tolerability signs or symptoms were “none” or “mild” at Week 12.

The directional efficacy data collected for the 1% dose also showed promise. Given these results, we initiated a randomized, double-blind, vehicle-controlled Phase 2b study in subjects at least 18 years old with 15 to 70 inflammatory lesions with no more than 2 nodules and an IGA score of 3 or 4 (moderate or severe) at baseline. The trial has enrolled 207 subjects. The primary endpoint for this Phase 2b study is an absolute mean change in the number of inflammatory lesions. We anticipate announcing topline efficacy and safety results in July 2019.

Other Products

On November 27, 2018, we entered into an agreement to divest the rights to our molecular iodine technology, or BPX03, and our dietary supplement product, VI2OLET. Each of our prior collaboration, license, colocation and supply agreements related to VI2OLET were terminated or assigned to the purchaser.

We have also elected to discontinue development of BPX02, our injectable product utilizing biologic materials, to focus on our HyantX delivery system and our other product candidates.

Target Markets

We believe that the industry dynamics in medical dermatology represent significant opportunities for innovative new delivery technologies and products to emerge as solutions for unmet needs in multi‑billion dollar therapeutic categories. In particular, we believe that the dermatology market is a large specialty market with significant global patient demand, and that our focus on this market, coupled with our HyantX topical delivery system, should enable us to develop and commercialize attractive products within this category.

The Acne Market

Acne is a common inflammatory skin condition considered a chronic disease with accompanying negative aesthetic and social impact on patients. Propionibacterium acnes (P. acnes) are normal inhabitants on human skin and have been implicated in the pathogenesis of inflammatory acne.

In the United States alone, acne affects between 40 million and 50 million people each year according to the American Academy of Dermatology. According to SSR Health, a provider of health care focused investment research, branded acne prescription medication accounted for $4.2 billion in sales in the rolling twelve month period ending September 2017 ($2.0 billion topical and $2.2 billion oral). The leading manufacturers are Galderma S.A., Almirall S.A., Bausch Health Companies Inc., Teva Pharmaceutical Industries, Ltd., Sun Pharmaceutical Industries, Ltd., and Mayne Pharma Group Limited.

The Rosacea Market

Rosacea is a chronic dermatologic condition characterized by redness, stinging and inflammatory lesions primarily on the face. It has four subtypes including erythematotelangiectatic rosacea, papulopustular rosacea, phymatous rosacea, and ocular rosacea. Symptoms include dilated blood vessels, redness, swelling, and acne‑like papules and pustules on the face. The biology of rosacea remains unclear, however, it is thought to be an inflammatory disorder that involves immune responses and microorganisms.

Rosacea is estimated to affect more than 16 million people in the United States alone, according to the National Rosacea Society. The rosacea market is estimated to be greater than $1.0 billion in the United States according to Symphony Health Services. Branded prescription product revenue was $590.0 million in 2017 according to SSR Health, with more than 90% of this revenue being generated by three brands. The leading manufacturers are Galderma S.A. and LEO Pharma A/S.

Competitive Strengths

We believe that the strengths and differentiating benefits of our HyantX topical delivery system and the expertise of our team in the areas of product development and commercialization for prescription products, are the core elements driving our Company. The key elements of our competitive strengths include the following:

•	A proprietary topical drug delivery technology with broad applicability across APIs that are more susceptible to degradation by hydrolysis or oxidation;
•	Late-stage product candidates with demonstrated clinical efficacy and promising safety profiles;
•	A management team experienced in developing and commercializing drug delivery platforms, and
•	An experienced medical advisory board providing strategic leadership and clinical guidance within the dermatology community.

Technology and Intellectual Property

Overview

Our success, in large part, depends upon our ability to obtain and protect our proprietary products and platform technologies. Our goal is to develop an intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date and will perform in the future, particularly for each of the products in our development pipeline and each of the products we market. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other countries to obtain and protect our intellectual property.

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

Patents

Patent protection is an important aspect of our product development process and we are actively developing intellectual property in‑house. We have a total of seven U.S. provisional and utility patent applications pending related to our topical compositions for dermatological conditions. We have five issued U.S. patents. Four of these patents relate to a microparticle drug delivery technology. One of these relates to BPX01, BPX04 and the HyantX topical delivery system. We also have one issued international patent and 23 pending international patent applications. Of the 23 pending international applications,  20 relate to BPX01, BPX04 and the HyantX topical delivery system and two relate to a microparticle drug delivery technology.  These international patent applications resulted from development of our unique formulations, for example with minocycline, and were filed according to local national laws or the Patent Cooperation Treaty. Generally, a patent application filed according to the Patent Cooperation Treaty enables us to apply for patent protection for the invention(s) described in the application in individual countries within a specified period after filing the application. Generally, patents issued in the United States are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date and 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date.

Trademarks

We have applied for trademark protection for several trademarks in the United States. The U.S. Patent and Trademark Office, or USPTO, has registered several of our trademarks: “BIOPHARMX,”  “HYANTX” and “SMARTER DRUG DELIVERY”.

We have also applied for trademark protection in three markets outside the United States. In the European Union and China, we have  a registered trademark for “BIOPHARMX”.

Research and Development

A core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research. We employ highly‑qualified scientists and utilize consultants specializing in our various product development areas. Research and development expenses for both the years ended January 31, 2019 and 2018 were approximately $9.1 million.

As a San Jose‑based company, we are located in a region with many strong biotechnology and pharmaceutical companies, which have drawn a high caliber of scientists and scientific support staff to the region. While there is intense competition for this type of personnel, we believe our location enables us to expand our product development and consultant resources as our business grows. Our location also provides us with convenient access to local formulation resources and preclinical testing facilities.

Manufacturing, Supply and Production

We utilize contract manufacturers to produce our products for clinical development and commercial distribution. We have no plans to establish in‑house manufacturing capabilities for large‑scale production at this time.

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

Marketing, Sales & Distribution

Our team has experience in the commercialization of prescription products across several different therapeutic areas.

While BPX01 and BPX04 continue through clinical development, we have commenced our go‑to‑market strategic planning for these products including, but not limited to, organizing a medical advisory board of dermatologists in the United States, educating physicians through publishing our preclinical and clinical results at several industry conferences and developing our market access and pricing strategy. In anticipation of commercial launch, we will evaluate our needs and take steps toward building our sales, marketing and distribution infrastructure. Our commercialization plans  will largely depend on whether we enter into a strategic partnership for one or both of the product candidates and the nature of such partnership. Although we continue to evaluate commercializing directly in the United States, we may choose to pursue strategic partnerships to launch the product outside of the United States, pending the appropriate regulatory approvals in each country, in order to take advantage of well‑established sales, marketing and distribution networks established by leading pharmaceutical companies in such countries.

Customers

Potential customers for our product candidates include pharmaceutical companies, physician’s practices, dermatologists and general practitioners.

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

A number of approved prescription acne products currently exist in oral form such as isotretinoins, antibiotics, antimicrobials and oral contraceptives. These treatments are marketed by a number of large pharmaceutical and specialty pharmaceutical companies including, but not limited to:Almirall S.A., Bausch Health Companies Inc., Teva Pharmaceutical Industries, Ltd., Sun Pharmaceutical Industries, Ltd., and Mayne Pharma Group Limited. Additionally, there are several prescription acne products that exist in topical form such as antibiotics, antimicrobials, azelaic acids, retinoids, or some combination of the two. These topical solutions are marketed by companies such as Galderma S.A., Almirall S.A., Bausch Health Companies Inc., and Mayne Pharma Group Limited. In addition to prescription acne therapies discussed above, there are numerous over-the-counter, or OTC, products in the form of benzoyl peroxide and salicylic acid topical solutions available from various cosmetic and cosmeceutical companies such as Aveeno, Clean & Clear, Clearasil, Neutrogena and Proactiv.

Energy‑based devices have also been widely used by dermatologists, such as intense pulsed light, or IPL, and a device called elos, by Syneron Medical Ltd. and Candela Corporation, that uses a combination of IPL and radiofrequency technologies. Combination drug‑device treatments, such as fractional lasers and photodynamic therapy, or PDT, with blue light, such as BLU-U by Dusa Pharmaceuticals, have been used to treat acne.

While there is no FDA‑approved topical minocycline solution for acne (or otherwise), we are aware of one competitive product that has completed its Phase 3 clinical trials and submitted an NDA for the treatment of acne.

Rosacea

Unlike the acne market, the rosacea market has a relatively limited number of available therapies. The challenge with current topical treatments is that skin with rosacea is easily aggravated by too much drug or an irritating vehicle.  BPX04 is designed to deliver the active, minocycline, into the skin without further irritating the skin. While the cause of rosacea is unclear, there are various oral and topical medications to treat the condition, such as antibiotics, anti-parasitics, azelaic acid and alpha-A agonists. Current treatments are marketed by companies such as Aclaris Therapeutics, Inc., LEO Pharma A/S, and Galderma S.A. In addition to prescription rosacea therapies, devices such as IPL and the pulsed dye laser can be helpful in treating other rosacea symptoms, such as telangiectasia and vascular erythema.

While there is no FDA-approved topical minocycline solution for rosacea (or otherwise), we are aware of two competitive products which have completed Phase 2 and Phase 3 clinical trials.

Government Regulation

In the United States, foods, drugs, medical devices, cosmetics, tobacco products and radiation‑emitting products are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations govern, among other things, the manufacture, distribution and sale of these products. These laws and regulations prescribe criminal and civil penalties that can be assessed, and violation of these laws and regulations can result in enforcement action by the FDA and other regulatory agencies.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently approximately $2,588,000 for fiscal year 2019.  Under an approved NDA, the applicant is subject to an annual program fee, currently approximately $310,000 per prescription product for fiscal year 2019. Beginning in fiscal year 2018, this annual program fee replaces the annual product and establishment fees. These fees typically increase annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the NDA submission is filed, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months; most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late‑submitted information, or information intended to clarify information already provided in the submission.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs, or supplements to NDAs, must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted, except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA submitted on or after August 18, 2020.

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

Patent Term Extension

After NDA approval, the owner of relevant drug patent may apply for up to a five year patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase, and an approval phase. The allowable patent term extension is calculated as half of the drug’s testing phase – the time between the day the IND becomes effective and NDA submission – and all of the review phase – the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years and only one patent may be extended.

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

Post‑Approval Requirements

Once an NDA is approved, a product will be subject to certain post‑approval requirements. For instance, the FDA closely regulates the post‑approval marketing and promotion of drugs, including standards and regulations for direct‑to‑consumer advertising, off‑label promotion, industry‑sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

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

•

the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report annually to Centers for Medicare & Medicaid Services or the Children’s Health Insurance Program (with certain exceptions) information related to certain payments and other transfers of value to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, with such information published on a searchable website on an annual basis; failure to submit required information may result in civil monetary penalties; effective January 1, 2022, transfers of value to physician assistants, nurse practitioners, or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers.

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

Employees

As of January 31, 2019, we had 17 employees, all of whom were full time located in the United States. We also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Other Information

We file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained, free of charge, by visiting the SEC’s website at www.sec.gov that contains all of the reports, proxy and information statements, and other information that we electronically file or furnish to the SEC.

ITEM 1A. RISK FACTORS

Risks Related to our Financial Position and Need for Additional Capital

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of January 31, 2019, we had an accumulated deficit of $78.5 million and incurred net losses of $17.3 million and $16.6 million for the years ended January 31, 2019 and 2018, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $17.3 million and $16.6 million for the years ended January 31, 2019 and 2018, respectively. As of January 31, 2019, we had cash and cash equivalents of $3.1 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We will seek to enter into a strategic partnership or raise additional capital to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership or raising additional capital in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We have initiated a Phase 2 clinical trial for BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

The development of our business will require substantial additional capital in the future to conduct research and develop of our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of equity or debt securities to fund our operations. Our clinical studies for our product candidates may not be successful or may not generate results that are compelling enough to support future funding or strategic partnerships. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Future discovery and preclinical development collaborations are important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For some of our product candidates, we may in the future determine to collaborate with pharmaceutical and biotechnology companies for development of products. We may seek to enter into enter into a strategic collaboration to fund the continued development of BPX01 or BPX04. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. We may not succeed in our efforts to establish a development collaboration or other alternative arrangements for BPX01 or BPX04 because third parties may not view these product candidates as having the requisite potential to demonstrate safety and efficacy or profitability. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program on one or more of our other development programs, delay its potential development schedule or reduce the scope of research activities, or decrease our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

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

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the years ended January 31, 2019 and 2018 with respect to this uncertainty. Such an opinion may materially and adversely affect the price per share of our common stock and/or otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our  consolidated financial statements for the years ended January 31, 2019 and 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular BPX01 and BPX04.

Our portfolio of product candidates includes two clinical-stage drug product candidates, BPX01, a topical antibiotic for the treatment of acne, and BPX04, a topical antibiotic for the treatment of rosacea. The success of our business, including our ability to finance our company, form strategic partnerships and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these product candidates. In the future, we may become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

•	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety and efficacy of our product candidates or any future product candidates;
•	the prevalence, duration and severity of potential side effects experienced in connection with the use of our product candidates or future approved products, if any;
•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•	our ability to enter into a potential collaboration or partnership to fund the continued development of our product candidates;
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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market. In November 2018, we divested our VI2OLET dietary supplement, which has been our only source of revenue to date.

We have experienced significant turnover in our senior management, and if we fail to attract and retain management and other key personnel, we may be unable to continue to develop successfully or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our President and Chief Executive Officer, David Tierney, MD, our Executive Vice President of Research and Technology, Kin F. Chan, PhD, our Chief Accounting Officer, Joyce Goto, and our Executive Vice President of Clinical and Regulatory Affairs, AnnaMarie Daniels. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

In addition, in the past several months, we have experienced significant turnover in our senior management ranks, including the departure of our former President, Anja Krammer, on October 10, 2018 and the departure of our former Executive Vice President and Chief Financial Officer, Greg Kitchener, on October 10, 2018. Around this time, we also appointed David S. Tierney, MD, to serve as our President and Chief Executive Officer, and Joyce Goto, our Vice President and Controller, to serve as our Principal Accounting Officer. This lack of management continuity could adversely affect our ability to successfully manage our clinical trials and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in San Jose, California where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater and other resources, different risk profiles and longer histories in our industry than we do. They may also provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

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

•	our ability to establish and maintain collaborations, licensing or other arrangements;
•	any delays in regulatory review and approval of product candidates in clinical development;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;
•	our ability to obtain additional funding to develop our product candidates;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for our product candidates, should they receive approval, which may vary significantly;
•	potential side effects of our product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	the ability of patients or healthcare providers to obtain coverage of or sufficient reimbursement for our product candidates, if approved;
•	our dependency on third-party manufacturers to supply or manufacture our product candidates;
•	our ability to establish and maintain an effective sales, marketing and distribution infrastructure;
•	market acceptance of our product candidates, if approved, and our ability to forecast demand for those product candidates;
•	our ability to receive approval and commercialize our product candidates outside of the United States;
•	our ability and third parties’ abilities to protect intellectual property rights;
•	costs related to and outcomes of potential litigation or other disputes;

•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies; and
•	future accounting pronouncements or changes in our accounting policies.

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

We rely on a single, qualified supplier to manufacture each of our product candidates.

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

We and our third-party manufacturers rely on a limited number of suppliers of the raw materials and other components of our products. A disruption in supply of raw material and other components would be disruptive to our inventory supply.

We and the manufacturers of our products rely on suppliers of raw materials and other components used in the production of our products. Some of these materials are available from only one source. We try to maintain inventory levels that are no greater than necessary to meet our current projections, which could have the effect of exacerbating supply problems. Any interruption in the supply of finished products could hinder our ability to distribute timely our finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose such orders and, possibly, our customers. This, in turn, could result in a loss of our market share and a corresponding reduction in our revenues. In addition, any disruption in the supply of raw materials or an increase in the cost of raw materials to our manufacturers could have a significant effect on their ability to supply us with our products, which would adversely affect our financial condition and operating results.

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

We are not permitted to market any of our current product candidates in the United States until we receive approval of an NDA from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries. Failure to obtain such regulatory approvals will delay or prevent us from commercializing any of our current or future product candidates.

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

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons. The FDA or the applicable foreign regulatory body may:

•	disagree with the design or implementation of one or more clinical trials;
•	decline to deem a product candidate safe and effective for its proposed indication, or deem a product candidate’s safety or other perceived risks to outweigh its clinical or other benefits;
•

find that the data from preclinical studies and clinical trials does not sufficiently support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required for approval;

•	disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties;
•	determine the data collected from clinical trials are insufficient to support the submission or approval of an NDA or other applicable regulatory filing.;
•	require additional preclinical studies or clinical trials;
•	identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;
•	grant approval contingent on the performance of costly additional post-approval clinical trials;
•	approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested or with strong warnings that may affect marketability;
•	decline to approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;
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

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of dermatological-related issues have received limited or no reimbursement coverage by insurers and, accordingly, coverage for BPX01 and BPX04, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Our product candidates, including BPX01 and BPX04, if approved, will face intense competition and most of our competitors have significantly greater resources than we do.

If approved for the treatment of inflammatory lesions of acne, BPX01 will face direct competition from numerous other topical products such as antimicrobials, retinoids or some combination of the two, and the existence of these products may limit the market size for BPX01. In addition, BPX01 will compete against oral systemic treatments for acne, which include isotretinoins, antibiotics, antimicrobials and contraceptives, and against a number of approved topical treatments for acne, including branded drugs and generic versions where available as well as treatments for both inflammatory and non-inflammatory lesions of acne. If approved for the treatment of rosacea, BPX04 will face direct competition from numerous other topical products such as azelaic acids, brimonidine and ivermectin creams, and the existence of these products may limit the market size for BPX04. In addition, BPX04 will compete against oral systemic treatments for rosacea which include antibiotics and antimicrobials, and against a number of approved topical treatments for rosacea, including branded drugs and generic versions where available. Certain alternative treatments offered by competitors may be available at a lower price and may offer greater efficacy or a better safety profile. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by health insurers, physicians and patients than our competing product candidates based upon cost or convenience.

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

In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. If our headquarters or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business would be materially harmed.

We currently research and develop our product candidates exclusively in a single laboratory located in our corporate headquarters in San Jose, California. If this or any future facility were to be damaged, destroyed or otherwise become unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development facility is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to timely manufacture our products, if at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Security breaches, loss of data and other disruptions to us or our third-party service providers could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

 In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or otherwise breached due to employee error, malfeasance or other activities. While we are not aware of any such attack or breach, if such event would occur and cause interruptions in our operations, our networks would be compromised and the information we store on those networks could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under federal, state, and international laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our ability to conduct our clinical trials, conduct research and development activities, collect, process and prepare company financial information, provide information about our product candidates and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which are scheduled to go into effect on January 1, 2020. The CCPA will, among other things, require covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Recent developments in Europe have created compliance uncertainty regarding the processing of personal data from Europe. For example, the General Data Protection Regulation, or GDPR, which became effective in the E.U. on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to E.U. users. The GDPR creates new compliance obligations applicable to our business, which could cause us to change our business practices, and increases financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). As a result, we may need to modify the way we treat such information.

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

Competitors in the fields of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne and topical rosacea and because BPX01 and BPX04 represent forms of such therapies, respectively, the patent protection available for BPX01 and BPX04 may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop, or threaten our ability to commercialize, our product candidates.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We cannot guarantee that marketing and selling such candidates and using such technologies will not infringe existing or future patents. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents issue, the risk increases that others may assert that our product candidates, technologies or methods of delivery or use infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various drugs, devices, drug delivery systems or their methods of use, and which of these patents may be valid and enforceable. Thus, due to the large number of patents issued and patent applications filed in our fields, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

Because we may rely on certain third-party licensors and/or partners  in the future, and if any such licensors and/or partners are sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we are sued directly.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive and time-consuming.

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

On September 24, 2018, we received a deficiency notice by the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide. The deficiency notice was based on our reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018. NYSE Regulation reviewed our plan to regain compliance with this standard and approved a plan period through September 24, 2019. If we are unable to regain compliance by September 24, 2019, or if the NYSE American determines that we are not making progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. As of January 31, 2019, our stockholders’ equity was $1.3 million.

Additionally, as a result of our operating losses in recent years and the declining market price of our common stock, our continued eligibility for listing on the NYSE American is under review. For example, on December 1, 2017, we received a notification from the NYSE American that the 30-day average price of our common stock fell below $0.20 as of November 30, 2017, in violation of NYSE American listing standards. Our stock price subsequently rose and we received an additional notification from the NYSE American on June 1, 2018 that we regained compliance with the NYSE American listing standards. However, we received an additional notification on August 27, 2018 that the 30-day average price of our common stock fell again below $0.20 as of such date, in violation of NYSE American listing standards. Pursuant to the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing requires us to effect a reverse stock split of our common stock or otherwise demonstrate sustained price improvement by February 27, 2019. On February 25, 2019, we received an extension of the compliance deadline from the NYSE American from February 27, 2019 to April 30, 2019.

Additionally, if at any time our common stock trades below $0.06 per share, we will be automatically delisted from the NYSE American. Our stock price has ranged from a low of $0.08 per share to a high of $0.28 per share during the period from May 1, 2018 to the date of this report. We expect to effect a reverse stock split to raise our stock price to maintain ongoing compliance with NYSE American listing standards. If we are unable to satisfy the continued listing requirements of the NYSE American, our common stock will be subject to delisting. If our common stock loses its status on the NYSE American, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets, Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority, Inc. These markets are generally not considered to be as efficient as, and not as broad as, the NYSE American. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 17% of our outstanding common stock as of February 28, 2019. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Vivo Capital beneficially own approximately 13% of the aggregate voting power of the Company as of February 28, 2019, which includes warrants exercisable for 13,498,169 shares of common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office and laboratory is located at 115 Nicholson Lane,  San Jose, California 95134, where the we occupy 11,793 sq. ft. of research and development and administration facilities that are nearby to external formulation, clinical and preclinical testing facilities. Our lease expires in December 2023. We believe that our existing property is in good condition and suitable for our current needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE American under the symbol “BPMX.”  The following table sets forth, for each of the fiscal periods indicated, the quarterly high and low sales prices for our common stock as reported by the NYSE American.

	High	Low
Fiscal Year Ended January 31, 2019
First Quarter	$0.38	$0.14
Second Quarter	$0.29	$0.18
Third Quarter	$0.27	$0.13
Fourth Quarter	$0.19	$0.05
Fiscal Year Ended January 31, 2018
First Quarter	$0.90	$0.39
Second Quarter	$0.90	$0.32
Third Quarter	$0.39	$0.18
Fourth Quarter	$0.30	$0.10

As of February 28, 2019, there were approximately 76 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table includes information as of January 31, 2019 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	22,947,869	$ 0.36	52,703,416(1)
Equity compensation plans not approved by security holders(2)	775,000	$ 0.71	—

(1)Includes shares of common stock that remain available for purchase under our 2016 Equity Incentive Plan.

(2)Includes shares outstanding under inducement option grants to two employees. All of these grants were made outside of a stockholder approved plan, pursuant to the exemption for inducement grants under the listing rules of the NYSE American, and have the same material terms as the options granted under our 2016 Equity Incentive Plan.

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

Overview

We are a specialty pharmaceutical company focused on the dermatology market. Our focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Our strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for FDA-approved or well characterized active pharmaceutical ingredients, or APIs. We aim to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. Our approach is to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantX™ topical drug delivery system.

Results of Operations

Revenue

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$57	$73	$(16)	(22)%

Revenue is related to VI2OLET, our iodine dietary supplement. We recognized revenue when control is transferred to the customer, which is typically upon shipment, net of reserves for product returns, pricing discounts or other concessions. The year over year decrease in revenues was primarily due to fewer units shipped. In November 2018, we divested the rights to develop, manufacture, market and sell the VI2OLET product, therefore we do not expect to recognize revenues in the future from this product.

Cost of Goods Sold

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$83	$250	$(167)	(67)%

Cost of goods sold includes direct costs related to the sale of VI2OLET, our iodine dietary supplement, and write-downs of excess and obsolete inventories. The year over year decrease in cost of goods sold was primarily related to the decrease in recognized revenue and related cost of our product, as well as the decrease in inventory reserves for excess inventories. Following the divestiture of VI2OLET, we do not expect to incur costs in the future related to this product.

Research and Development Expenses

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$9,079	$9,140	$(61)	(1)%

Research and development expenses primarily include headcount‑related costs, stock‑based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred.

Research and development expenses decreased $0.1 million for the year ended January 31, 2019 compared to the prior year primarily due to decreased headcount-related and consulting costs, partially offset by higher clinical trial, product development and stock-based compensation expenses. We are currently conducting a Phase 2b clinical trial for BPX04, our topical antibiotic gel for the treatment of rosacea, and anticipate study completion and announcement of topline data results in July 2019.

Sales and Marketing Expenses

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$2,157	$2,415	$(258)	(11)%

Sales and marketing expenses primarily include headcount‑related costs, stock‑based compensation, costs related to establishing our corporate brand and the market development related to our acne drug candidates. Sales and marketing expenses are expensed as incurred.

Sales and marketing expenses decreased $0.3 million for the year ended January 31, 2019 compared to the prior year primarily due to decreased headcount-related costs, consulting and market research activities.

General and Administrative Expenses

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$5,244	$5,144	$100	2%

General and administrative expenses primarily include headcount‑related costs, stock‑based compensation and costs of our executive, finance and other administrative functions.

General and administrative expenses increased $0.1 million for the year ended January 31, 2019 compared to the prior year primarily due post-termination benefits provided to a terminated executive employee, partially offset by lower legal costs.

Change in Fair Value of Warrant Liability

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$28	$364	$(336)	(92)%

The change in fair value of warrant liability reflects the fair value re-measurement of certain warrants granted in fiscal year 2017 that are accounted for as derivative liabilities.

Other Expense, net

Year ended January 31,
2019	2018	Change	%
($ in thousands)
$(778)	$(126)	$652	517%

Other expenses, net, increased $0.7 million for the year ended January 31, 2019 compared to the prior year primarily due to expenses recorded for the incremental fair value related to the modification of warrants. Expenses related to the modification of warrants were approximately $874,000 and $151,000 for the years ended January 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year ended January 31,
	2019	2018
Net cash used in operating activities	$(14,992)	$(15,587)
Net cash used in investing activities	(43)	(41)
Net cash provided by financing activities	10,528	16,703
Net increase (decrease) in cash and cash equivalents	$(4,507)	$1,075

The following table summarizes total current assets, liabilities and working capital (in thousands):

	As of January 31,
	2019	2018
Current assets	$3,385	$7,981
Current liabilities	2,297	2,979
Working capital	$1,088	$5,002

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying consolidated financial statements for the year ended January 31, 2019 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2019, we had cash and cash equivalents of $3.1 million and working capital of $1.1 million. We raised $10.5 million and $16.7 million from financing activities in the years ended January 31, 2019 and 2018, respectively. We will require significant additional financing in the future. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the development of our product candidates, and any acquisitions or investments in businesses, products or technologies that are complementary to our own that we make that require cash consideration or expenditures.

Net cash used for operating activities for the year ended January 31, 2019 was $15.0 million, which primarily resulted from a net loss of $17.3 million and changes in operating assets and liabilities of $0.7 million, partially offset by non-cash expenses of $3.0 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

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

Net cash used for investing activities for the years ended January 31, 2019 and 2018 was approximately $43,000 and  $41,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the year ended January 31, 2019 was $10.5 million, which was primarily from the exercise of warrants to purchase common stock.

Net cash provided by financing activities for the year ended January 31, 2018 was $16.7 million, which was due to the $16.0 million of net proceeds from the issuance of common stock, preferred stock and warrants to purchase common stock in our public and private offerings, $0.6 million from the exercise of warrants to purchase common stock and approximately $10,000 from the exercise of stock options.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2019, we had cash and cash equivalents of $3.1 million and working capital of $1.1 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $17.3 million and $16.6 million for the years ended January 31, 2019 and 2018, respectively, and had an accumulated deficit of $78.5 million as of January 31, 2019.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We have an effective shelf registration statement on file with the SEC to allow us to sell up to approximately $100.0 million of our securities from time to time prior to February 2022, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Recent Accounting Pronouncements

Effective February 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and a decrease to deferred revenue as of February 1, 2018. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the year ended January 31, 2019.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016‑02, Leases,  and in July 2018, Accounting Standards Update 2018-11, Targeted Improvements, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We do not expect a material impact on the statement of operations and comprehensive loss or cash flows from the adoption of this standard.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendment is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of adoption on our condensed consolidated financial statements.

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

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements included elsewhere in this report. While all of these significant accounting policies impact our financial condition and results of operations, we view the revenue recognition, warrant liability and stock‑based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue is related to the iodine dietary supplement, VI2OLET, which we divested in November 2018. We recognize revenue when control is transferred to the customer, which is typically upon shipment. We have no significant post-shipment obligations. Revenue is recognized at the transaction price, which includes estimates of variable consideration for reserves related to estimated product returns, pricing discounts or other concessions. These estimates are based on estimates of the amount earned or to be claimed on the related sales and are based on historical information and current contractual requirements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the years ended January 31, 2019 and 2018, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a‑15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, January 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control‑Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the year ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets for certain information concerning our directors and named executive officers as of January 31, 2019. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name of Director	Age	Position
David S. Tierney	56	President, Chief Executive Officer and Director
Kin F. Chan	46	Executive Vice President of Research and Technology
Michael Hubbard(1)	67	Director
Stephen Morlock(1)	65	Director
Anja Krammer	51	Director
R. Todd Plott(2)(3)	57	Director

(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Member of the Compensation and Nominating and Corporate Governance Committees.
(3)	Dr. Plott joined our board of directors on February 4, 2019.

David S. Tierney

David S. Tierney, MD has served as our President, Chief Executive Officer and director since September 2018. Dr. Tierney was the President, Chief Executive Officer and director of Icon Biosciences, Inc., a privately held ophthalmic drug delivery company, from January 2014 to March 2018.  From January 2013 to March 2014, he was a venture partner at Signet Healthcare Partners, a New York City based life science private equity fund. He served as President and Chief Operating Officer of Oceana Therapeutics, Inc., a specialty therapeutic company he co-founded in 2008 and was later acquired by Salix Pharmaceuticals, Ltd. in December 2011.  Dr. Tierney served as the President, Chief Executive Officer and director of Valera Pharmaceuticals, Inc., a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Dr. Tierney serves on the board of directors of Catalyst Pharmaceuticals, Inc., Kempharm, Inc., Bimeda, and Palvella Therapeutics. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine.

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

Michael Hubbard

Michael Hubbard has served as the Chairman of the Board since May 2016 and has served as a director since January 2015. Mr. Hubbard served as a senior audit partner at Deloitte & Touche LLP from August 2007 until retiring in June 2014 and also at PricewaterhouseCoopers LLP from September 1986 to July 2007. In these roles, he served private and publicly‑held clients across the life sciences, waste management, construction, and technology sectors, advising domestic and international issuer companies on complex transactions, including nineteen initial public offerings and numerous follow‑on equity and debt offerings. Mr. Hubbard holds a BA degree in Business Administration with a concentration in Accounting and an MBA degree from Washington State University. He is a licensed certified public accountant in the states of Washington (retired) and California (retired) and is a certified practitioner of international financial reporting standards. We believe that Mr. Hubbard should serve on our Board of Directors due to his broad range of experience serving large public and private companies in the United States and internationally, including experience with the reporting requirements for complex transactions, including carve‑outs and spin‑offs, direct involvement with numerous SEC filings and significant experience working with SEC staff, including the pre‑clearance of accounting issues, responses to comments letters on periodic filings and offering documents.

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

Anja Krammer

Anja Krammer has served as our President, Secretary and a director from January 2014 to October 2018. Since October 2018, she has served only as a director. Since September 2011, she has served as the President, Secretary and director of BioPharmX, Inc. Ms. Krammer has served as Chief Marketing Officer/Founder of MBI, Inc., a management consulting firm from January 1998. While at MBI, Inc., Ms. Krammer also served as Vice President Global Marketing from April 2006 to August 2008 for Reliant Technologies, a venture‑backed startup in aesthetic medicine. From April 2004 to April 2006, Ms. Krammer served as Sr. Director of Strategic Marketing for Medtronic Corporation. From December 2000 to September 2001, Ms. Krammer was Vice President, Solutions Marketing for Getronics Corporation, a global IT services company. From April 1999 to December 2000, Ms. Krammer served as Vice President, Indirect Channel Sales and Worldwide Industry Partnership Marketing in the Itronix Division of Acterna Corporation, an optical communications company. Ms. Krammer’s other prior roles include serving as Director of Worldwide Marketing and Communications for Tektronix Corporation in its Color Printing and Imaging Division from October 1997 to April 1999. From October 1995 to October 1997, Ms. Krammer was Director of Worldwide Sales and Marketing with KeyTronic Corporation, a computer equipment manufacturer. Ms. Krammer holds a BAIS degree with a focus on Marketing/Management from the University of South Carolina and an International Trade Certificate from the University of Paris—Sorbonne.

R. Todd Plott

R. Todd Plott, MD has served as a director since February 2019. Dr. Plott currently serves as Chief Medical Officer for Epiphany Dermatology, P.A., a private practice dermatology group based in Austin, Texas, where he has held various positions since November 2017. Prior to Epiphany Dermatology’s acquisition of his practice, Dr. Plott served as the owner of Dermatology Alliance-Keller, P.A., a private practice, from April 2011 to November 2017. Prior to building his own private practice, Dr. Plott served as Chief Medical Officer at Revance Therapeutics, Inc., a biotechnology company, from December 2007 to January 2009, and as Vice President of Clinical and Regulatory Affairs at Medicis Pharmaceutical Company, a medical-cosmetic dermatology pharmaceutical company, from September 2001 to December 2007. Dr. Plott has been appointed to the FDA Dermatologic and Ophthalmic Drug Advisory Committee. Dr. Plott holds a BS degree from South Nazarene University and a MD degree from the University of Texas Medical Branch, Galveston, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms provided to us and written representations from our named executive officers and directors with respect to fiscal year 2018, we believe that all Section 16(a) filing requirements during fiscal year 2019 were complied with.

Audit Committee

Our Audit Committee is comprised of Mr. Hubbard and Mr. Morlock. Mr. Hubbard is the chairman of our Audit Committee. The composition of our Audit Committee meets the requirements for independence under the current NYSE American and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our board of directors has determined that Mr. Hubbard is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S‑K promulgated under the Securities Act. This designation does not impose on him any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our board of directors. Our Audit Committee is directly responsible for, among other things:

•	selecting a firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
•	ensuring the independence of the independent registered public accounting firm;
•	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year‑end operating results;
•	establishing procedures for employees to submit anonymously concerns about questionable accounting or audit matters;
•	considering the adequacy of our internal controls and internal audit function;
•	reviewing material related party transactions or those that require disclosure; and
•	approving or, as permitted, pre‑approving all audit and non‑audit services to be performed by the independent registered public accounting firm.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table presents summary information regarding the total compensation awarded to, earned by or paid to each of the named executive officers for services rendered in all capacities during fiscal years 2019 and 2018. Dr. Tierney and Dr. Chan are the only executive officers of the Company as of January 31, 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)
David S. Tierney, MD	2019	168,750	—	957,723	—	1,126,473
Chief Executive Officer, President and Director
Anja Krammer	2019	248,803	—	102,671	238,875	590,349
Former President and Director(2)	2018	310,000	72,917	835,168	9,000	1,227,085
Kin F. Chan, PhD	2019	270,000	—	—	—	270,000
Executive Vice President of Research and Technology	2018	270,000	36,250	341,777	—	648,027
Greg Kitchener	2019	173,769	—	—	—	173,769
Former Executive Vice President and Chief Financial Officer(4)	2018	237,000	19,875	258,961	—	515,836

(1)Amounts represent the aggregate fair value amount computed as of the grant date of each award during fiscal year 2019 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements contained in this annual report on Form 10‑K for the year ended January 31, 2019.

(2)Effective as of October 10, 2018, Ms. Krammer was terminated from her roles as President and Secretary. She remains as a member of the board of directors.

(3)Amount for fiscal year 2019 includes termination benefits of $232,500 and $6,375 for the reimbursements of self‑sourced health care insurance premiums. Amount for fiscal year 2018 includes reimbursement for self-sourced health care insurance premiums.

(4)Effective as of October 10, 2018, Mr. Kitchener resigned from his roles as Executive Vice President and Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

We have entered into employment offer letters with each of the named executive officers in connection with his commencement of employment with us. These offers of employment were each subject to execution of our standard confidential information and invention assignment agreement.

David Tierney’s Employment Agreement

On September 12, 2018, we entered into an employment agreement with Dr. Tierney, pursuant to which Dr. Tierney is employed as our President and Chief Executive Officer. Dr. Tierney’s employee agreement provides for a base salary of $450,000 per year and an initial bonus target of 50% of base salary. Dr. Tierney is eligible to participate in our employee benefit plans and paid vacation in accordance with our vacation policy on the same basis as other executive employees. Dr. Tierney is eligible to receive future grants of our equity awards, in all cases as determined by, and subject to the approval of, our board of directors or Compensation Committee.

In the event of Dr. Tierney’s termination of employment (a) by us (i) on account of Dr. Tierney’s death, (ii) on account of Dr. Tierney’s disability, (iii) for Cause (as defined in the Offer Letter) or (b) by Dr. Tierney without Good Reason (as defined in the Offer Letter), we are obligated to pay Dr. Tierney (1) any unpaid salary through the date of termination; (2) the amount of any actual bonus earned and payable from a prior period which remains unpaid by us as of the date of termination, (3) reimbursement for any unreimbursed expenses incurred through the date of termination; and (3) all other payments and benefits to which Dr. Tierney is entitled upon a termination of employment under the terms of any applicable compensation arrangement or benefit or equity plan or program (collectively, the “Accrued Compensation”).

In the event of Dr. Tierney’s termination of employment by us without Cause or is terminated by Dr. Tierney due to his resignation by Good Reason, (as defined in the Offer Letter), in either case more than one month before or more than twelve months following a Change in Control, and provided that Dr. Tierney delivers a signed Release (as defined in the Offer Letter) and satisfies all conditions to make the Release effective, Dr. Tierney will be entitled to receive (1) the Accrued Compensation, (2) a lump sum cash payment in an amount equal to nine months of Dr. Tierney’s then current annual base salary, and (3) payment of the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) premiums (provided Dr. Tierney timely elect COBRA coverage) for continued health coverage until the earlier of (a) nine months and (b) the date that Dr. Tierney is covered under the health plan of another employer.

In the event a Change in Control occurs and if we terminate Dr. Tierney’s employment without Cause or if Dr. Tierney resigns for Good Reason, in each case within the period beginning one month before, and ending twelve months following, such Change in Control, and provided that Dr. Tierney delivers a signed Release and satisfies all conditions to make the Release effective, Dr. Tierney will be entitled to receive (1) the Accrued Compensation, (2) a lump sum cash payment in an amount equal to twenty-four months of Dr. Tierney’s then current base salary, (3) payment of COBRA premiums (provided Dr. Tierney timely elect COBRA coverage) for continued health coverage until the earlier of (a) eighteen months and (b) the date that Dr. Tierney is covered under the health plan of another and (4) full acceleration of all outstanding equity awards.

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

Outstanding Equity Awards

The following table includes information as of January 31, 2019 for outstanding equity awards held by our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David S. Tierney, MD	—	7,400,000(1)	—	0.22	9/11/2028
Kin F. Chan, PhD	34,375(2)	20,625	—	0.65	7/1/2026
	170,000(3)	—	—	0.62	7/21/2026
	78,125(4)	71,875	—	0.42	12/8/2026
	190,313(5)	244,687	—	0.74	4/18/2027
	325,000(6)	575,000	—	0.10	12/20/2027
	149,500(6)	264,500	—	0.20	12/20/2027
Anja Krammer	—	—	—	—	—
Greg Kitchener	—	—	—	—	—

(1)The stock option was granted on September 11, 2018, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest each month thereafter.

(2)The stock option was granted on July 1, 2016, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(3)The stock option was granted on July 21, 2016, and the shares subject to this option vest one‑half on the grant date and 1/12 of the remaining shares vest on the last day of each full calendar month thereafter.

(4)The stock option was granted on December 8, 2016, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(5)The stock option was granted on April 18, 2017, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest on the last day of each full calendar month thereafter.

(6)The stock option was granted on December 20, 2017, and the shares subject to this option vest 1/36 of the shares on the last day of each full calendar month.

Employment Arrangements and Potential Payments upon Termination or Change in Control

See employment arrangements discussed above in “Employment Arrangements with Our Named Executive Officers”.

Director Compensation

The following table provides the total compensation for each person who served as a non‑employee member of our board of directors during fiscal year 2019, including all compensation awarded to, earned by or paid to each person who served as a non‑employee director for some portion or all of fiscal year 2019.  Dr. Tierney, our President and Chief

Executive Officer, received no compensation for his service as a member of our board of directors during fiscal year 2019, and is not included in this table. The compensation received by Dr. Tierney as an employee of the Company is presented in “Summary Compensation Table”.

Director Compensation Fiscal Year 2019

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Michael Hubbard	129,500	—	129,500
Stephen Morlock	94,000	—	94,000
Anja Krammer(3)	12,258	—	12,258

(1)

Amounts for Mr. Hubbard and Mr. Morlock include a one-time payment of $16,000 and $12,000, respectively, for their services on a Transaction Committee. The Transaction Committee was formed to evaluate certain strategic partnership and financing opportunities.

(2)

For information regarding the number of stock options held by each non‑employee director as of January 31, 2019, see the column “Number of Securities Underlying Stock Options Held as of January 31, 2019” in the table below.

(3)	Ms. Krammer received compensation for her service as a member of our board of directors after she no longer held the positions as our President and Secretary.

Each person who served as a non‑employee member of our board of directors during fiscal year 2019 held the following aggregate number of shares of our common stock subject to outstanding stock options as of January 31, 2019:

Name	Number of Securities Underlying Stock Options Held as of January 31, 2019
Michael Hubbard	1,200,000
Stephen Morlock	1,180,000
Anja Krammer	—

Retainer Fees.  We provide a quarterly cash retainer fee to each of our non‑employee directors for their services on the committees of our board of directors.

Our non‑employee directors were compensated as follows:

•	$40,000 annual retainer;
•	$35,000 for service as the chair of the board;
•	$12,500 for service as the chair of our Audit Committee;
•	$10,000 for service as the chair of our Compensation Committee;
•	$6,000 for service as the chair of our Nominating and Corporate Governance Committee;
•	$10,000 for service as a member of the Audit Committee;
•	$10,000 for service as a member of the Compensation Committee; and
•	$6,000 for service as a member of the Nominating and Corporate Governance Committee.

Equity Awards.  Each newly‑elected or appointed non‑employee director will be granted a stock option, as determined by the Compensation Committee, to purchase our common stock. Each stock option award will vest and become exercisable in equal monthly installments over two years from the vesting commencement date, subject to such non‑employee director’s continued service on our board of directors. The awards will have 10‑year terms and will terminate three years following the date the director ceases to be one of our directors or consultants.

In addition, all non‑employee directors will be granted an annual stock option, as determined by the Compensation Committee, to purchase our common stock. Each stock option award will vest and become exercisable in equal monthly installments over one year from the vesting commencement date, subject to such non‑employee director’s continued service on our board of directors. The awards will have 10‑year terms and will terminate three years following the date the director ceases to be one of our directors or consultants.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during fiscal year 2019 were Mr. Hubbard and Mr. Morlock. No member of our Compensation Committee in fiscal year 2019 was at any time during fiscal year 2019 or at any other time an officer or employee of BioPharmX Corporation or any of its subsidiaries, and none had or have any relationships with BioPharmX Corporation that are required to be disclosed under Item 404 of Regulation S‑K. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or Compensation Committee during fiscal year 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information is described above in Item 5.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2019 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors or director nominees;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 218,356,963 shares of common stock outstanding as of February 28, 2019. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of February 28, 2019 to be outstanding and to be beneficially owned by the person holding the option and warrant for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o BioPharmX Corporation, 115 Nicholson Lane, San Jose, California 95134.

s
	Shares Beneficially Owned
Name of Beneficial Owner	Shares of Common Stock	%
Directors and Named Executive Officers:
David S. Tierney	100,000	*
Kin F. Chan(1)	2,250,104	1.0%
Michael Hubbard(2)	1,200,000	*
Stephen Morlock(3)	2,161,429	1.0%
Anja Krammer	1,884,126	*
R. Todd Plott(4)	104,417	*

All executive officers and directors as a group (7 persons)(5)	8,413,235	3.8%
5% or Greater Stockholders
Entities Affiliated with Vivo Capital VIII, LLC.(6)	29,626,684	12.8%

*Represents holdings of less than one percent

(1)Includes options exercisable for 1,050,104 shares of common stock within 60 days of February 28, 2019.

(2)Includes options exercisable for 1,200,000 shares of common stock within 60 days of February 28, 2019.

(3)Includes 251,071 shares of common stock held by the Stephen W. Morlock and Karen R. Morlock TIEE UPT dated 04/21/03, of which Mr. Morlock is a co‑trustee and co‑beneficiary, options exercisable for 1,180,000 shares of common stock within 60 days of February 28, 2019 and warrants exercisable for 981,429 shares of common stock within 60 days of February 28, 2019.

(4)Includes options exercisable for 104,417 shares of common stock within 60 days of February 28, 2019.

(5)Includes options exercisable for 4,247,680 shares of common stock within 60 days of February 28, 2019 and warrants exercisable for 981,429 shares of common stock within 60 days of February 28, 2019.

(6)Affiliates of Vivo Capital Fund VIII, LLC beneficially own the following securities of the Company: 14,418,159 shares are held by Vivo Capital Fund VIII, L.P., 1,710,356 shares are held by Vivo Capital Surplus Fund VIII, L.P., up to 11,860,005 shares of common stock are issuable upon exercise of warrants held by Vivo Capital Fund VIII, L.P. and up to 1,638,164 shares of common stock are issuable upon exercise of warrants held by Vivo Capital Surplus Fund VIII, L.P. Vivo Capital VIII, LLC is the general partner of both Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. The voting members of Vivo Capital VIII, LLC are Frank Kung, Albert Cha, Edgar Engleman, Chen Yu and Shan Fu, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares. The address of Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. is 575 High Street, Suite 201, Palo Alto, CA 94301.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer, president and director compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since February 1, 2018 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest or such other persons as may be required to be disclosed pursuant to Item 404 of Regulation S‑K, which we refer collectively refer to as related parties.

During fiscal year 2019, we employed a family member related to Ms. Krammer in the marketing department.  For fiscal year 2019, we paid the family member aggregate compensation, including salary and termination benefits, of approximately $142,000.

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

Applying the standards above, our board of directors annually reviews the independence of the Company’s directors, taking into account all relevant facts and circumstances. In its most recent review, our board of directors reviewed and discussed, among other things, information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non‑employee director and the transactions involving them, and all other facts and circumstances our board of directors deemed relevant in determining their independence. Based on this review, our board of directors determined that, aside from David S. Tierney and Anja Krammer, each member of our board of directors is currently considered an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NYSE American.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to performing the audit of our consolidated financial statements, BPM LLP provided various other services during fiscal years 2019 and 2018. Our Audit Committee has determined that BPM LLP’s provisioning of these services, which are described below, does not impair BPM LLP’s independence from us. The aggregate fees billed for fiscal years 2019 and 2018 for each of the following categories of services are as follows:

Fees Billed to BioPharmX Corporation	2019	2018
	(in thousands)
Audit fees(1)	$ 205	$ 304
Audit related fees(2)	4	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$ 209	$ 304

(1)“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as comfort letters related to our public offerings, consents and review of documents filed with the SEC.

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

Policy on Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee’s policy is to pre‑approve all audit and permissible non‑audit services provided by the independent registered public accounting firm regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre‑approval, and the fees for the services performed to date. These services may include audit services, audit related services, tax services and other services. Pre‑approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre‑approval, and the fees for the services performed to date.

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

(b)  Exhibits

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
2.1	Form of Share Exchange Agreement dated January 23, 2014 by and among Thompson Designs, Inc., BioPharmX, Inc. and BioPharmX, Inc. Stockholders	8‑K	000‑54871	1/27/2014	2.1

3.1	Certificate of Incorporation	S-8	333-201708	1/26/2015	4.01

3.2	Bylaws	S‑8	333‑201708	1/26/2015	4.02

3.3	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/18/2016	3.1

3.4	Certificate of Designations of Preferences, Right and Limitations of Series A Convertible Preferred Stock	S-1/A	333-214116	11/18/2016	3.3

3.5	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/9/2018	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	10-K	001-37411	4/21/2017	3.5

4.1	Specimen Stock Certificate	S‑8	333‑201708	1/26/2015	4.03

4.2	Registration Rights Agreement, dated December 10, 2015 by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

4.3	Purchase Agreement, dated December 9, 2015, by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

4.4	Standstill Agreement, dated August 12, 2016, by and among the Company and Franklin Templeton Investment Funds – Franklin Biotehnology Diversity Fund, and Franklin Strategic Series – Franklin Biotechnology Discovery Fund	8‑K	001‑37411	8/18/2016	4.1

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.5	Form of Common Stock Purchase Warrant (issued in connection with April 2016 stock offering)	8‑K	011‑37411	3/29/2016	4.1

4.6	Form of Common Stock Purchase Warrant (issued in connection with Series A stock offering)	10‑K	000‑54871	3/31/2014	Exh. B to Exh. 10.11

4.7	Form of Underwriters’ Warrant Agreement (issued in connection with June 2015 stock offering)	S‑1/A	333‑203317	6/1/2015	4.4

4.8	Assignment and Acceptance, dated September 8, 2016 by and among BioPharmX Corporation, RTW Master Funds, Ltd. and RTW Innovation Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.5

4.9	Form of Common Stock Warrant	8-K	001-37411	11/22/2016	4.1

4.10	Form of Warrant	8-K	001-37411	4/26/2017	4.1

4.11	Form of Representative’s Warrant	S-1/A	333-221027	11/17/2017	4.18

4.12	Form of Series A Common Warrant	S-1/A	333-221027	11/17/2017	4.19

4.13	Form of Pre-funded Warrant	S-1/A	333-221027	11/17/2017	4.20

4.14	Form of Series B Common Warrant	S-1/A	333-221027	11/20/2017	4.21

4.15	Form of Warrant	10-Q	001-37411	12/7/2018	4.1

4.16	Form of Warrant Exercise Agreement	8-K	001-37411	11/21/2018	10.1

10.1*	Offer letter, dated September 11, 2018, by and between BioPharmX Corporation and David S. Tierney	8-K	001-37411	9/13/2018	10.1

10.2*	Employment agreement between Kin Chan and Thompson Design, Inc.	10-K	000-54871	3/30/2015	10.4

10.7	Lease Agreement entered into on October 30, 2018 between BioPharmX, Inc. and The Irvine Company LLC.	8‑K	001‑37411	10/31/2018	10.1

10.9*	2014 Equity Incentive Plan	8-K	000-54871	1/27/2014	10.7

10.10*	Form of 2014 Equity Incentive Plan award agreement	S-8	333-201708	1/26/2015	4.05

10.11*	2016 Equity Incentive Plan (as amended)	S-8	333-227262	9/10/2018	99.1

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.12*	Form of Stock Option Agreement	S‑8	333‑213627	9/14/2016	4.05

10.13*	Form of Restricted Stock Unit Award Agreement	S‑8	333‑213627	9/14/2016	4.06

10.14*	Form of Stock Bonus Award Agreement	S‑8	333‑213627	9/14/2016	4.07

10.15*	Form of Restricted Stock Agreement	S‑8	333‑213627	9/14/2016	4.08

10.16*	Form of Stock Appreciation Right Award Agreement	S‑8	333‑213627	9/14/2016	4.09

10.17	Form of Indemnification Agreement	S‑1/A	333‑203317	5/14/2015	10.16

10.18	Purchase Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto	8-K	001-37411	8/18/2016	10.1

10.19	Letter Agreement, dated August 12, 2016, by and among BioPharmX Corporation, Franklin Strategic Series – Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund	8-K	001-37411	8/18/2016	10.2

10.20	Form of Common Stock Purchase Warrant	8-K	001-37411	9/27/2016	4.1

10.21	Form of Securities Purchase Agreement	8-K	001-37411	9/27/2016	10.1

10.22	Form of Amendment to Securities Purchase Agreement dated April 25, 2017 by and between the Registrant and certain purchasers	10-Q	001-37411	6/14/2017	10.1

10.23	Form of Securities Purchase Agreement	8-K	001-37411	4/26/2017	10.1

10.24	Form of Securities Purchase Agreement	8-K	001-37411	7/24/2017	10.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BPM LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2	Certification of Chief Accounting Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*Indicates a management contract, compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California, on March 14, 2019.

BIOPHARMX CORPORATION

By:	/s/ DAVID S. TIERNEY
	Name:	David S. Tierney
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TIERNEY	President, Chief Executive Officer and Director	March 14, 2019
David S. Tierney	(Principal Executive Officer and Principal Financial Officer)

/s/ JOYCE GOTO	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2019
Joyce Goto

/s/ MICHAEL HUBBARD	Director	March 14, 2019
Michael Hubbard

/s/ STEPHEN MORLOCK	Director	March 14, 2019
Stephen Morlock

/s/ ANJA KRAMMER	Director	March 14, 2019
Anja Krammer

/s/ R. TODD PLOTT	Director	March 14, 2019
R. Todd Plott

BIOPHARMX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioPharmX Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioPharmX Corporation and its subsidiary (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 14, 2019

Biopharmx corporation

Consolidated balance sheets

(in thousands, except share and per share data)

	January 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,069	$7,576
Accounts receivable, net	4	7
Inventories	—	10
Prepaid expenses and other current assets	312	388
Total current assets	3,385	7,981

Property and equipment, net	148	109
Other assets	121	—
Total assets	$3,654	$8,090

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,363	$1,376
Accrued expenses and other current liabilities	934	1,603
Total current liabilities	2,297	2,979

Long-term liabilities:
Long-term liabilities	59	39
Total liabilities	2,356	3,018

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 218,315,296 and 160,062,509 shares issued and outstanding as of January 31, 2019 and 2018, respectively	218	160
Additional paid-in capital	79,614	66,190
Accumulated deficit	(78,534)	(61,278)
Total stockholders' equity	1,298	5,072

Total liabilities and stockholders' equity	$3,654	$8,090

The accompanying notes are an integral part of these consolidated financial statements.

BioPharmX Corporation

Consolidated statements of operations and Comprehensive loss

(in thousands, except share and per share data)

	Year ended January 31,
	2019	2018

Revenues, net	$57	$73
Cost of goods sold	83	250
Gross margin	(26)	(177)
Operating expenses:
Research and development	9,079	9,140
Sales and marketing	2,157	2,415
General and administrative	5,244	5,144
Total operating expenses	16,480	16,699

Loss from operations	(16,506)	(16,876)

Change in fair value of warrant liability	28	364
Other expense, net	(778)	(126)
Loss before provision for income taxes	(17,256)	(16,638)
Provision for income taxes	2	2
Net loss and comprehensive loss	$(17,258)	$(16,640)

Basic and diluted net loss per share	$(0.09)	$(0.19)

Shares used in computing basic and diluted net loss per share	193,178,000	85,900,000

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders' EQUITY

(in thousands, except share data)

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2017	1,515	$1,515	67,719,577	$68	$46,026	$(44,638)	$2,971
Issuance of common stock, net of expenses of $1,907	—	—	57,185,258	57	15,992	—	16,049
Issuance of common stock due to exercise of options	—	—	40,000	—	10	—	10
Issuance of common stock due to exercise of warrants	—	—	30,789,103	31	613	—	644
Conversion of Series A convertible preferred stock to common stock	(1,515)	(1,515)	4,328,571	4	1,511	—	—
Stock-based compensation expense	—	—	—	—	1,887	—	1,887
Fair value of modification of warrants	—	—	—	—	151	—	151
Net and comprehensive loss	—	—	—	—	—	(16,640)	(16,640)
Balance as of January 31, 2018	—	—	160,062,509	160	66,190	(61,278)	5,072
Cumulative effect adjustment from adoption of new accounting pronouncement	—	—	—	—	—	2	2
Issuance of common stock due to exercise of options	—	—	140,039	—	1	—	1
Issuance of common stock due to exercise of warrants	—	—	58,112,748	58	10,488	—	10,546
Stock-based compensation expense	—	—	—	—	2,061	—	2,061
Fair value of modification of warrants	—	—	—	—	874	—	874
Net and comprehensive loss	—	—	—	—	—	(17,258)	(17,258)
Balance as of January 31, 2019	—	$—	218,315,296	$218	$79,614	$(78,534)	$1,298

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,258)	$(16,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,061	1,887
Fair value of modification of warrants	874	151
Depreciation expense	62	52
Change in fair value of warrant liability	(28)	(364)
Other non-cash expense	3	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(32)	75
Accounts payable	(13)	(1,175)
Accrued expenses and other liabilities	(661)	427
Net cash used in operating activities	(14,992)	(15,587)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(41)
Net cash used in investing activities	(43)	(41)
Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	—	16,049
Proceeds from exercises of common stock warrants	10,546	644
Proceeds from exercises of stock options	1	10
Payments on capital lease obligation	(19)	—
Net cash provided by financing activities	10,528	16,703
Net increase (decrease) in cash and cash equivalents	(4,507)	1,075
Cash and cash equivalents as of beginning of period	7,576	6,501
Cash and cash equivalents as of end of period	$3,069	$7,576

Non-cash investing and financing activities:
Purchase of property and equipment through capital lease	$61	$—
Conversion of Series A convertible preferred stock to common stock	$—	$1,515
Supplemental disclosures:
Income taxes paid	$2	$2

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the “Company”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on the dermatology market. Its focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Its strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Adminstration (FDA)  approved or well characterized active pharmaceutical ingredients, or APIs. The Company aims to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. The Company’s approach is to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantX™ topical drug delivery system.

The Company commercially launched its iodine breast health supplement, VI2OLET, in December 2014. In November 2018, the Company divested the rights to develop, manufacture, market and sell its molecular iodine technology, including VI2OLET. This divestiture resulted in a de minimis loss, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. All tangible and intangible assets related to VI2OLET, including but not limited to existing customer and vendor arrangements, were included in this divestiture.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses recognized during the reported period. Actual results could differ from those estimates.

Accounts Receivable, net

Accounts receivable are related to the sale of the iodine dietary supplement, VI2OLET, which was divested in November 2018. Accounts receivable were recorded net of cash discounts for prompt payment and return allowances. The allowance for doubtful accounts receivable recorded as of January 31, 2019 and 2018 was immaterial.

Inventories

Inventories as of January 31, 2018 were related to the iodine dietary supplement, VI2OLET, which was divested in November 2018.  Inventories were stated at the lower of cost or net realizable value. Cost was determined using the standard cost method which approximated actual cost on a first-in, first-out basis. The Company regularly reviewed inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for inventory, which may have become obsolete or are in excess of anticipated demand or net realizable value.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are as follows:

Estimated
Description	Useful Life
Furniture	5 - 7
Laboratory equipment	3 - 5
Computer and equipment	3 - 5

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for the years ended January 31, 2019 or 2018.

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

Revenue Recognition

Revenue is related to the iodine dietary supplement, VI2OLET, which was divested in November 2018. Effective February 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and a decrease to deferred revenue as of February 1, 2018. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet, statement of operations and comprehensive loss and statement of cash flows for the year ended January 31, 2019.

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

The Company evaluated whether the revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets existed as of January 31, 2019 or February 1, 2018. As of February 1, 2018, deferred revenue was immaterial. The Company applies the practical expedient to make adjustments for a significant financing component unnecessary if, at contract inception, the Company does not expect the period between customer payment and transfer of control of the promised goods or services to the customer to exceed one year. During the year ended January 31, 2019, the Company did not have any contracts for the sale of its products with its customers with a significant financing component. The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the year ended January 31, 2019, the Company expensed the incremental costs of obtaining the contract as an expense when incurred as the amortization period was one year or less. Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

Cost of Good Sold

Cost of goods sold is related to the iodine dietary supplement, VI2OLET, which was divested in November 2018. Cost of good sold includes direct costs related to the sale of VI2OLET, write-downs of excess and obsolete inventories and amortization of intangible assets.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were approximately $10,000 and $29,000 for the years ended January 31, 2019 and 2018, respectively.

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

Comprehensive Loss

Comprehensive loss is the change in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the years ended January 31, 2019 and 2018, the Company’s comprehensive loss is equal to its net loss. There were no components of other comprehensive loss for any of the periods presented.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding for the years ended January 31, 2019 and 2018 exclude 193,333 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of January 31, 2019 and 2018, approximately 182,702,000 and 215,810,000, potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU)  2016-02, Leases, and in July 2018, ASU No. 2018-11, Targeted Improvements, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The new guidance also requires quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company does not expect a material impact on the statement of operations and comprehensive loss or cash flows from the adoption of this standard.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This amendment impacts entities that change the terms or conditions of a share-based payment award. The Company adopted this guidance as of February 1, 2018 for awards that are modified after that date, and the adoption did not have a material effect on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendment is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2019, the Company had cash and cash equivalents of $3.1 million and working capital of $1.1 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $17.3 million and $16.6 million for the years ended January 31, 2019 and 2018, respectively, and had an accumulated deficit of $78.5 million as of January 31, 2019.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company continues its research and development efforts for its product candidates, which will require significant funding. If the Company is unable to obtain additional financing in the future or research and development efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by managing its cash flows and expenses and either entering into a strategic partnership or raising additional capital through private or public equity or debt financing. There can be no assurance that such financing or partnerships will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented. Failure to raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

3.  BALANCE SHEET DETAILS

	January 31,
	2019	2018
	(in thousands)
Inventories:
Work in process	$—	$5
Finished goods	—	1
Channel inventory	—	4
	$—	$10

	January 31,
	2019	2018
	(in thousands)
Property and equipment, net:
Furniture	$—	$21
Laboratory equipment	196	106
Computer and equipment	129	116
	325	243
Less: accumulated depreciation	(177)	(134)
	$148	$109

Depreciation expense for the years ended January 31, 2019 and 2018 was approximately $62,000 and $52,000, respectively.

	January 31,
	2019	2018
	(in thousands)
Accrued liabilities:
Research and development	$399	$404
Payroll	371	368
Legal	45	438
Purchase commitment liability	—	215
Deferred revenue	—	8
Other	119	170
	$934	$1,603

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

As of January 31, 2019 and 2018, the Company held $2.5 million and $7.1 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it. The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of January 31, 2017	$403
Change in fair value of warrants	(364)
Balance as of January 31, 2018	39
Change in fair value of warrants	(28)
Balance as of January 31, 2019	$11

The warrant liability is included in long-term liabilities on the consolidated balance sheets.

5.  COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s commitments as of January 31, 2019 (in thousands):

		Fiscal years ending January 31,
	Total	2020	2021	2022	2023	2024

Operating lease	$1,539	$280	$315	$324	$334	$286
Capital lease for laboratory equipment	47	22	22	3	—	—
Total	$1,586	$302	$337	$327	$334	$286

On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California. The lease commenced in December 2018 and will terminate in December 2023. Rent expense for the years ended January 31, 2019 and 2018 was approximately $586,000 and $612,000, respectively.

The Company is party to an agreement with a contract research organization (CRO) to conduct the Phase 2 clinical trial for BPX04, a topical antibiotic for the treatment of rosacea. The actual amounts owed under the agreement and the timing of those obligations depend on various factors, including the rate of patient enrollment, any protocol amendments and other factors relating to the clinical trial. As of January 31, 2019, the remaining liability under the agreement, excluding any potential amendments to the agreement, was $0.8 million. The Company can terminate the agreement at any time and any amounts incurred through the termination date would be due to the CRO.

 The Company recorded a capital lease obligation related to laboratory equipment in March 2018. The leased asset value was approximately $61,000 and the corresponding current and long-term liabilities were recorded in accrued liabilities and other current liabilities and long-term liabilities, respectively. Total future payments representing interest until the termination of lease are approximately $5,000.

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

Warrants

A summary of warrants outstanding as of January 31, 2019 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to January 2014 agreement	289,505	$ 1.85	May 2019
Warrants related to May 2014 agreement	316,395	$2.035	May 2019
Warrants related to April to November 2014 financing	1,661,055	$ 3.70	April 2019 - November 2019
Warrants related to June 2015 financing	109,091	$ 2.75	June 2020
Warrants related to April 2016 financing	1,952,000	$ 1.20	April 2021
Warrants related to September 2016 financing (1)	1,286,501	$ 0.75	September 2021 to March 2022
Warrants related to November 2016 financing	30,406,061	$ 0.35	November 2022 to November 2024
Warrants related to November 2016 financing	895,450	$ 0.44	November 2022
Warrants related to November 2016 financing	198,214	$ 0.33	November 2022
Warrants related to April 2017 financing	801,282	$ 0.90	October 2022
Warrants related to October 2017 financing (2)	3,846,152	$ 0.30	October 2022
Warrants related to November 2017 financing	56,935,191	$ 0.20	November 2022
Warrants related to November 2017 financing (3)	33,422,061	$ 0.25	May 2019
Warrants related to November 2018 financing (3)	26,666,666	$0.164	May/June 2021

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 1,286,501 shares of common stock were issued at an exercise price of $0.75 per share. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $566,000 was recorded as a warrant liability. To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%. As of January 31, 2019, the fair value of the warrant liability was approximately $11,000 and was included as a long-term liability.

(2)

On October 23, 2017, the Company entered into agreements with certain of these warrant holders to permit their immediate exercise of 2,564,103 shares of common stock underlying the warrants at an exercise price per share of $0.24. The Company recorded a charge for the incremental fair value of approximately $151,000 in the other expense line item in the consolidated statements of operations and comprehensive loss. The fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.03%, contractual term of 5 years, expected volatility of 83.9% and a dividend rate of 0%. In addition, these warrant holders were issued new warrants to purchase up to an aggregate of 3,846,152 shares of common stock at an exercise price per share of $0.30.

(3)

On November 20, 2018, the Company entered into agreements with holders of certain of its warrants to purchase common stock with an exercise price per share of $0.25 originally issued on November 24, 2017 (Existing Warrants), whereby the holders and the Company agreed that the holders would cash exercise  26,666,666 shares of common stock underlying such Existing Warrants at a reduced price of $0.14, and the

Company would issue new warrants to such holders to purchase up to an aggregate of 26,666,666 shares of common stock (New Warrants). The New Warrants are exercisable after the six-month anniversary of their issuance and terminate on the 30-month anniversary following their issuance. The New Warrants have an exercise price per share of $0.164. The Company recorded a charge for the incremental fair value of approximately $874,000 in the other expense line item in the consolidated statements of operations and comprehensive loss. The fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.51%, contractual term of 6 months, expected volatility of 78.4% and a dividend rate of 0%.

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

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2017	252,379	6,465,829	$0.77	8.77	$238
Shares authorized for issuance	20,000,000	—
Granted	(18,553,000)	18,553,000	$0.29
Exercised	—	(40,000)	$0.25
Canceled and returned to the 2016 Plan	185,499	(185,499)	$0.65
Canceled subsequent to termination of the 2014 Plan	—	(68,667)	$1.48
Balance as of January 31, 2018	1,884,878	24,724,663	$0.41	9.17	$304
Shares authorized for issuance	50,000,000	—
Granted	(10,444,000)	10,444,000	$0.21
Exercised	—	(278,196)	$0.10
Canceled and returned to the 2016 Plan	11,262,538	(11,262,538)	$0.30
Canceled subsequent to termination of the 2014 Plan	—	(680,060)	$1.01
Balance as of January 31, 2019	52,703,416	22,947,869	$0.36	7.92	$23
Vested and exercisable		9,257,545	$0.53	5.93	$13
Vested and expected to vest		21,836,056	$0.37	7.85	$22

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2017 and 2018	660,000	$1.44	7.72	$—
Granted	400,000	$0.19
Canceled	(285,000)	$1.65
Balance as of January 31, 2019	775,000	$0.71	6.6	$—
Vested and exercisable	332,812	$1.30	3.70	$—
Vested and expected to vest	747,437	$0.73	6.52	$—

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2019:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.10 - $0.16	5,503,893	8.09	$0.11	2,619,037	$0.10
$0.17 - $0.35	11,347,484	9.02	$0.22	1,728,162	$0.23
$0.36 - $0.65	2,567,126	6.12	$0.53	1,974,108	$0.53
$0.66 - $1.14	3,266,554	6.43	$0.78	2,265,302	$0.79
$1.15 - $3.00	1,037,812	3.25	$1.79	1,003,748	$1.80
	23,722,869	7.88	$0.37	9,590,357	$0.55

The total intrinsic value of stock options exercised during the years ended January 31, 2019 and 2018 was approximately $26,000 and $4,000, respectively. During the year ended January 31, 2019, certain stock options were exercised pursuant to net exercise provisions, resulting in 138,157 shares of common stock retired in exchange of the  total exercise price. The weighted average grant date fair values of the stock options granted during the years ended January 31, 2019 and 2018 was $0.12 and $0.21, respectively.

7.  STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the statements of operations and comprehensive loss (in thousands):

	Year ended
	January 31,
	2019	2018
Research and development	$654	$545
Sales and marketing	414	393
General and administrative	993	949
Total	$2,061	$1,887

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of January 31, 2019, total compensation costs related to unvested, but not yet recognized, stock-based awards was $2.0  million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.72 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted:

	Year ended
	January 31,
	2019	2018
Expected volatility	78.8% - 91.0%	83.9% - 96.8%
Expected term in years	4.0	6.0 - 9.39
Risk-free interest rate	2.43% - 2.98%	1.80% - 2.70%
Expected dividend yield	—	—

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

8.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all full-time employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company has made no contributions to the plan for the years ended January 31, 2019 and 2018.

9.  INCOME TAXES

No federal income taxes were paid during the years ended January 31, 2019 and 2018 due to the Company’s net losses. The provision of income taxes consist of state minimum income taxes.

As of January 31, 2019, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $68.6 million which will begin to expire in 2030 and California state NOL carryforwards of approximately $62.4 million which will begin to expire in 2033. As of January 31, 2019 and 2018, the net deferred tax assets of approximately $21.1 million and $16.3 million, respectively, generated primarily by NOL carryforwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by approximately $4.9 million and $1.0 million during the years ended January 31, 2019 and 2018,  respectively.

Current tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carryforwards could be limited.  The Company has not conducted a formal net operating loss carryforward analysis.

Significant components of the Company’s deferred tax assets were as follows (in thousands):

	January 31,
Deferred tax assets:	2019	2018
Net operating loss carryforwards	$18,769	$14,314
Stock-based compensation expense	1,163	831
Tax credit carryforwards	1,022	735
Other	160	377
Total deferred tax assets	21,114	16,257
Less: valuation allowance	(21,114)	(16,257)
Net deferred tax assets	$—	$—

A reconciliation of income taxes provided at the federal statutory rate (21% in 2019) to the actual income tax provision was as follows (in thousands):

	Year ended
	January 31,
	2019	2018
Income tax benefit computed at U.S. statutory rate	$(3,624)	$(5,477)
State income tax (net of federal benefit)	(1,478)	(1,150)
Change in federal rate from 34% to 21%	—	7,662
Change in valuation allowance	4,857	(1,039)
Research and development credits	(158)	(129)
Other	405	135
Provision for income taxes	$2	$2

As of January 31, 2019 and 2018, the Company did not have any material unrecognized tax benefits. The tax years from 2010 to 2019 remain open for examination by the federal and state authorities.