Form 10-Q
period 2019-04-30
BioPharmX Corp
filed 2019-06-11
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37411

BIOPHARMX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 Nicholson Lane, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-889-5020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BPMX	The NYSE American, LLC

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

As of May 31, 2019, there were outstanding 10,683,167 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	April 30,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$3,283	$3,069
Prepaid expenses and other	250	316
Total current assets	3,533	3,385

Property and equipment, net	140	148
Operating lease right-of-use asset, net	1,136	—
Other	121	121
Total assets	$4,930	$3,654

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,185	$1,363
Accrued expenses and other	1,346	934
Total current liabilities	2,531	2,297

Long-term liabilities:
Non-current operating lease liability	956	—
Other	19	59
Total liabilities	3,506	2,356

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of April 30, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 10,480,079 and 8,732,612 shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively	10	9
Additional paid-in capital	83,571	79,823
Accumulated deficit	(82,157)	(78,534)
Total stockholders' equity	1,424	1,298

Total liabilities and stockholders' equity	$4,930	$3,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended
	April 30,
	2019	2018

Revenues, net	$—	$18
Cost of goods sold	—	7
Gross margin	—	11
Operating expenses:
Research and development	2,199	2,327
Sales and marketing	264	601
General and administrative	1,177	1,446
Total operating expenses	3,640	4,374

Loss from operations	(3,640)	(4,363)

Change in fair value of warrant liability	9	(66)
Other income, net	10	29
Loss before provision for income taxes	(3,621)	(4,400)
Provision for income taxes	2	2
Net loss and comprehensive loss	$(3,623)	$(4,402)

Basic and diluted net loss per share	$(0.38)	$(0.61)

Shares used in computing basic and diluted net loss per share	9,433,000	7,189,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2019	8,732,612	$9	$79,823	$(78,534)	$1,298
Issuance of common stock upon exercise of options	1,667	—	4	—	4
Issuance of common stock, net of issuance costs of $0.4 million	1,745,800	1	3,553	—	3,554
Stock-based compensation expense	—	—	191	—	191
Net and comprehensive loss	—	—	—	(3,623)	(3,623)
Balance as of April 30, 2019	10,480,079	$10	$83,571	$(82,157)	$1,424

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2018	6,402,500	$6	$66,344	$(61,278)	$5,072
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	2	2
Issuance of common stock upon exercise of options	406	1	—	—	1
Issuance of common stock due to exercise of warrants	1,257,843	1	6,960	—	6,961
Stock-based compensation expense	—	—	593	—	593
Net and comprehensive loss	—	—	—	(4,402)	(4,402)
Balance as of April 30, 2018	7,660,749	$8	$73,897	$(65,678)	$8,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,623)	$(4,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	191	593
Depreciation expense	14	16
Change in fair value of warrant liability	(9)	66
Changes in assets and liabilities:
Prepaid expenses and other assets	66	51
Accounts payable	(178)	416
Accrued expenses and other liabilities	206	(344)
Net cash used in operating activities	(3,333)	(3,604)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(4)
Net cash used in investing activities	(6)	(4)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	3,554	—
Proceeds from exercises of common stock warrants	—	6,961
Proceeds from exercises of stock options	4	1
Payments on financing lease obligation	(5)	(4)
Net cash provided by financing activities	3,553	6,958
Net increase in cash and cash equivalents	214	3,350
Cash and cash equivalents as of beginning of period	3,069	7,576
Cash and cash equivalents as of end of period	$3,283	$10,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the Company) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on the dermatology market. Its focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Its strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration (FDA) approved or well characterized active pharmaceutical ingredients, or APIs. The Company aims to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. The Company’s approach is to identify the limitations of current treatment options and work to develop novel products using its proprietary HyantX™ topical drug delivery system.

The Company commercially launched its iodine breast health supplement, VI2OLET, in December 2014. In November 2018, the Company divested the rights to develop, manufacture, market and sell its molecular iodine technology, including VI2OLET. This divestiture resulted in a de minimis loss in the fourth quarter of fiscal year 2019, which is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. All tangible and intangible assets related to VI2OLET, including but not limited to existing customer and vendor arrangements, were included in this divestiture.

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

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, filed on March 14, 2019. The condensed consolidated balance sheet as of January 31, 2019, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2019 and January 31, 2019, and the Company’s results of operations and cash flows for the three months ended April 30, 2019 and 2018. The results for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020 or any future period.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Accounts receivable has been included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The amount for the prior period has been reclassified to be consistent with the current year presentation and has no impact on previously reported total assets, total stockholders’ equity or net loss.

Reverse Stock Split

On April 25, 2019, the Company effected a 1-for-25 reverse stock split of its common stock. As a result of the reverse stock split, every twenty-five shares of the Company’s pre-reverse split outstanding common stock was combined and reclassified into one share of common stock. Par value per share remained unchanged at $0.001 per share.  Proportionate voting rights and other rights of common stockholders were not affected by the reverse stock split. No fractional shares were issued in connection with the reverse stock split; stockholders who would otherwise hold a fractional share of common stock received cash in an amount equal to the product obtained by multiplying (i) the closing  price of the Company’s common stock on the last trading day prior to the effective date of the reverse stock split, by (ii) the number of shares of the Company’s common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest. All stock options and warrants outstanding and common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split were adjusted by dividing the number of affected shares of common stock by 25 and, as applicable, multiplying the exercise price by 25, as a result of the reverse stock split. All of the share numbers, share prices and exercise prices have been adjusted on a retroactive basis as if such 1-for-25 reverse stock split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the reverse stock split.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for either of the three months ended April 30, 2019 or April 30, 2018.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three months ended April 30, 2019 and 2018 excludes 7,733 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of April 30, 2019 and 2018, approximately 7,207,000 and 7,372,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019. There have been no significant changes in the Company’s significant accounting policies for the three months ended April 30, 2019, except for the adoption of Accounting Standards Update 2016-02,  Leases, as discussed below, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2016-02, Leases, and in July 2018, ASU No. 2018-11, Targeted Improvements, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The Company adopted this standard as of February 1, 2019, and the Company’s leases are classified as operating leases and will continue to be classified as operating leases under the new accounting method. Adoption of the new standard resulted in the recording of an operating lease right-to-use asset of $1.2 million, which represents the present value of the remaining lease payments as of the date of adoption discounted using an incremental borrowing rate of 15%, and an operating lease liability of $1.3 million. The adoption did not have an impact on the Company’s condensed statement of operations and comprehensive loss or cash flows. See Note 9 for further information.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendment is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this update as of February 1, 2019 and the adoption did not have a material effect on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amended certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting this amendment, but does not anticipate it will have a material impact on its disclosures.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2019, the Company had cash and cash equivalents of $3.3 million and working capital of $1.0 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $3.6 million and $4.4 million for the three months ended April  30, 2019 and 2018, respectively.  The Company had an accumulated deficit of $82.2 million as of April  30, 2019.

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

As of April 30, 2019 and January 31, 2019, the Company held $2.8 million and $2.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it. The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of January 31, 2019	$11
Change in fair value of warrants	(9)
Balance as of April 30, 2019	$2

The warrant liability is included in long-term liabilities on the condensed consolidated balance sheets.

4. BALANCE SHEET DETAILS

	April 30,	January 31,
	2019	2019
	(in thousands)
Accrued expenses and other current liabilities:
Research and development	$539	$399
Payroll	391	371
Operating lease liability - current portion	260	—
Legal	65	45
Other	91	119
	$1,346	$934

5. COMMITMENTS AND CONTINGENCIES

Commitments

 The Company is party to an agreement with a contract research organization (CRO) to conduct the Phase 2 clinical trial for BPX04, a topical antibiotic for the treatment of rosacea. The actual amounts owed under the agreement and the timing of those obligations depend on various factors, including the rate of patient enrollment, any protocol amendments and other factors relating to the clinical trial. As of April 30, 2019, the remaining liability under the agreement, excluding any potential amendments to the agreement, was $0.4 million. The Company can terminate the agreement at any time and any amounts incurred through the termination date would be due to the CRO.

The Company entered into an agreement with a contract development and manufacturing organization to complete development needed to prepare BPX04 for Phase 3 testing. The development activities will be completed in several phases. If the Company had to terminate this agreement, depending on the reason, the termination fee could be as high as $0.5 million, or an amount equal to services incurred as of the date of termination.

See Note 9 for discussion regarding the Company’s operating and financing lease commitments.

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

6. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

In March 2019, the Company issued 1,745,800 shares of common stock at a price per share of $0.09 resulting in net proceeds of $3.6 million in a registered direct offering.

Warrants

A summary of warrants outstanding as of April 30, 2019 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to January 2014 agreement	11,581	$ 46.25	May 2019
Warrants related to May 2014 agreement	12,656	$50.875	May 2019
Warrants related to April to November 2014 financing	61,062	$ 92.50	April 2019 - November 2019
Warrants related to June 2015 financing	4,363	$ 68.75	June 2020
Warrants related to April 2016 financing	70,581	$ 30.00	April 2021
Warrants related to September 2016 financing (1)	51,466	$ 18.75	September 2021 to March 2022
Warrants related to November 2016 financing	1,216,230	$ 8.75	November 2022 to November 2024
Warrants related to November 2016 financing	35,818	$10.938	November 2022
Warrants related to November 2016 financing	7,926	$ 8.25	November 2022
Warrants related to April 2017 financing	32,053	$ 22.50	October 2022
Warrants related to October 2017 financing (2)	153,848	$ 7.50	October 2022
Warrants related to November 2017 financing	2,277,412	$ 5.00	November 2022
Warrants related to November 2017 financing (3)	1,336,886	$ 6.25	May 2019
Warrants related to November 2018 financing (3)	1,066,670	$ 4.10	May/June 2021

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 51,466 shares of common stock were issued at an exercise price of $18.75 per share. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $566,000 was recorded as a warrant liability. To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%.  As of April 30, 2019, the fair value of the warrant liability was approximately $2,000 and was included in other long-term liabilities.

(2)

On October 23, 2017, the Company entered into agreements with certain of these warrant holders to permit their immediate exercise of 102,564 shares of common stock underlying the warrants at an exercise price per share of $6.00.  The Company recorded a charge for the incremental fair value of approximately $151,000 in the other expense line item in the condensed consolidated statement of operations and comprehensive loss. The fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.03%, contractual term of 5 years, expected volatility of 83.9% and a dividend rate of 0%. In addition, these warrant holders were issued new warrants to purchase up to an aggregate of 158,848 shares of common stock at an exercise price per share of $7.50.

(3)

On November 20, 2018, the Company entered into agreements with holders of certain of its warrants to purchase common stock with an exercise price per share of $6.25 originally issued on November 24, 2017 (Existing Warrants), whereby the holders and the Company agreed that the holders would cash exercise up to 1,066,670 shares of common stock underlying such Existing Warrants at a reduced price of $3.50, and the Company would issue new warrants to such holders to purchase up to an aggregate of 1,067,670 shares of common stock (New Warrants). The New Warrants are exercisable after the six-month anniversary of their issuance and terminate on the 30-month anniversary following their issuance. The New Warrants have an exercise price per share of $4.10. The Company recorded a charge for the incremental fair value of approximately $874,000 in the other expense line item in the consolidated statements of operations and comprehensive loss. The fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.51%, contractual term of 6 months, expected volatility of 78.4% and a dividend rate of 0%.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (2016 Plan), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (2014 Plan), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant. In March 2017, the 2016 Plan was amended and the shares reserved for issuance were increased by 800,000 shares to a total of 960,000 shares of common stock.  In August 2018, the 2016 Plan was amended and the shares reserved for issuance were increased by 2,000,000 shares to a total of 2,960,000 shares of common stock. The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2019	2,107,575	917,945	$9.02	7.92	$23
Granted	(16,720)	16,720	$3.21
Exercised	—	(1,667)	$2.50
Canceled and expired under the 2014 Plan	—	(28,480)	$28.27
Canceled under the 2016 Plan	69,180	(69,180)	$8.84
Balance as of April 30, 2019	2,160,035	835,338	$8.27	8.35	$—
Vested and exercisable		323,214	$11.70	7.20	$—
Vested and expected to vest		711,218	$8.67	8.21	$—

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2019	31,000	$17.86	6.6	$—
Canceled	(6,000)	$38.75
Balance as of April 30, 2019	25,000	$12.85	7.92	$—
Vested and exercisable	12,542	$18.88	7.30	$—
Vested and expected to vest	21,833	$13.95	7.81	$—

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2019:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$2.50 - $4.00	201,946	8.47	$2.65	103,180	$2.51
$4.01 - $8.75	435,012	9.06	$5.34	65,133	$5.25
$8.76 - $16.25	88,894	6.82	$13.16	68,844	$13.21
$16.26 - $28.50	114,245	6.98	$19.48	79,020	$19.79
$28.51 - $75.00	20,241	5.54	$48.02	19,579	$48.29
	860,338	8.33	$8.40	335,756	$11.97

The total intrinsic value of stock options exercised during the three months ended April 30, 2019 was less than $1,000 and approximately $2,000 for the three months ended April 30, 2018.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended
	April 30,
	2019	2018
Research and development	$103	$200
Sales and marketing	21	129
General and administrative	67	264
Total	$191	$593

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of April 30, 2019, total compensation costs related to unvested, but not yet recognized, stock-based awards was $1.5 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.5  years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the three months ended April 30, 2019, the grant date fair value of stock options granted was $1.36 per share. The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	For the three months ended
	April 30,
	2019	2018
Expected volatility	68.3%	84.0%
Expected term in years	4.0	4.0
Risk-free interest rate	2.51%	2.43%
Expected dividend yield	—	—

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

As of April 30, 2019 and January 31, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2019 tax years remain open for examination by the federal and state authorities.

9. LEASES

On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California. The lease commenced in December 2018 and will terminate in December 2023. The lease requires payment of maintenance, utilities, taxes, insurance and other operating expenses associated with the leased space.

Effective February 1, 2019, the Company adopted ASU No. 2016-02,  Leases, as amended, which resulted in the recording of an operating lease right-to-use asset of $1.2 million and corresponding short-term and long-term liabilities of $0.3 million and $1.0 million, respectively. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. Lease expense is recognized on a straight line basis over the lease term and was approximately $93,000 and $160,000 for the three months ended April 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of operating lease liability for the three months ended April 30, 2019 was approximately $65,000 and was included in net cash used in operating activities in the statement of cash flows.

The future minimum payments under our operating lease as of April 30, 2019 are as follows (in thousands):

Operating Lease
Fiscal years ending January 31,
2020	$273
2021	372
2022	382
2023	392
2024	334
Total future minimum lease payments	1,753
Less: present value discount	(537)
Present value of operating lease liabilities	$1,216

The Company recorded a financing lease obligation related to laboratory equipment in March 2018. The leased asset value was approximately $61,000, and the corresponding current and long-term liabilities were recorded in accrued expenses and other current liabilities and other long-term liabilities, respectively. Total future payments representing interest until the termination of lease were approximately $4,000 as of April 30, 2019.

The following table summarizes the Company’s financing lease commitment as of April 30, 2019 (in thousands):

		Fiscal years ending January 31,
	Total	2020	2021	2022	2023	2024
Financing lease for laboratory equipment	$41	$17	$22	$2	$—	$—
Total	$41	$17	$22	$2	$-	$-

10. SUBSEQUENT EVENTS

On May 16, 2019, the Company entered into a Capital on Demand TM Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $8.5 million.

As of the filing of this report, the Company has sold an aggregate of 1,236,420 shares of Common Stock pursuant to the terms of such Sales Agreement for aggregate gross proceeds of $1.1 million. Net proceeds received from the date of execution to the date of this report were $1.0 million, including initial expenses for executing the “at the market offering” and commissions to the placement agent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company’s filings with the Securities and Exchange Commission, or SEC, especially the Company’s Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q. In various filings, the

Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three months ended April 30, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Overview

We are a specialty pharmaceutical company focused on the dermatology market. Our focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Our strategy is to bring new products to market by improving delivery mechanisms and/or identifying alternative applications for U.S. Food and Drug Administration, or FDA, approved or well characterized active pharmaceutical ingredients, or APIs. Our goal is to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part, on literature and/or on the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. Our approach is to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantXTM topical drug delivery system.

We have developed our product portfolio using our HyantX topical drug delivery system, which is an anhydrous hydrophilic gel formulation, that allows for the stabilization and solubilization of APIs and is designed to improve bioavailability and therefore lower the required dose of the drug. The system is designed for rapid absorption of API into the skin rather than remaining on the surface, a common problem with oil‑based ointments and suspensions. The delivery system is particularly suitable for APIs, or a combination of APIs, that undergo degradation by hydrolysis or oxidation. Our lead product candidates are minocycline formulations delivered topically using the HyantX system in non-oily and non-occlusive gel vehicle.

Our current portfolio includes two clinical‑stage product candidates, BPX01, a topical antibiotic for the treatment of inflammatory lesions of acne, which uses the most widely used oral antibiotic drug (minocycline) and BPX04, a topical antibiotic for the treatment of rosacea. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We are considering strategic partnership alternatives to fund our Phase 3 clinical program in this indication. We expect to begin a Phase 3 clinical trial, should we raise the necessary additional capital or enter into a strategic partnership to fund the trial. We have completed a 30 subject, single center, open‑label feasibility study of BPX04 to assess the safety and cutaneous tolerability of BPX04 at 0% (vehicle), 1% and 2% minocycline for the treatment of moderate-to-severe papulopustular rosacea. In this study, no serious adverse events were observed and the treatment-related adverse events were related to dermal irritation in the 2% minocycline treatment arm. We initiated a randomized, double-blind, vehicle-controlled Phase 2b study in subjects at least 18 years old with 15 to 70 inflammatory lesions with no more than 2 nodules and an IGA score of 3 or 4 (moderate or severe) at baseline. The trial has enrolled 206 subjects and the last patient visit was in May 2019. The primary endpoint for this Phase 2b study is an absolute mean change in the number of inflammatory lesions. We anticipate announcing topline efficacy and safety results in July 2019.

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

On February 1, 2019, we adopted Accounting Standards Update No. 2016-02,  Leases,  and ASU No. 2018-11, Targeted Improvements, using the modified retrospective transition method. Adoption of the new standard resulted in the recording of an operating lease right-to-use asset of $1.2 million and operating lease liability of $1.3 million. The adoption did not have an impact on our condensed statement of operations and comprehensive loss or cash flows.

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2019. While all of these significant accounting policies impact our financial condition and results of operations, we view the warrant liability and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2019, we had cash and cash equivalents of $3.3 million and a working capital of $1.0 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $3.6 million and $4.4 million for the three months ended April 30, 2019 and 2018, respectively.  We had an accumulated deficit of $82.2 million as of April 30, 2019.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We filed a shelf registration statement with the SEC to allow us to sell $100 million of our securities from time to time prior to February 2022, of which $87.6 million remains available on this effective registration statement as of May 31, 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three months ended April 30, 2019 and 2018

Research and Development Expenses

Three months ended April 30,
2019	2018	Change	%
($ in thousands)
$2,199	$2,327	$(128)	(6)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $0.1 million for the first quarter of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related, stock-based compensation and consulting costs, partially offset by increased clinical trial costs.

Sales and Marketing Expenses

Three months ended April 30,
2019	2018	Change	%
($ in thousands)
$264	$601	$(337)	(56)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation, costs related to establishing our corporate brand and the market development related to product candidates. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses decreased $0.3 million for the first quarter of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related and lower stock-based compensation costs.

General and Administrative Expenses

Three months ended April 30,
2019	2018	Change	%
($ in thousands)
$1,177	$1,446	$(269)	(19)%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses decreased $0.3 million for the first quarter of fiscal year 2020 compared to the prior year period primarily due to stock-based compensation and legal costs.

Change in Fair Value of Warrant Liability

Three months ended April 30,
2019	2018	Change	%
($ in thousands)
$9	$(66)	$75	114%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income, Net

Three months ended April 30,
2019	2018	Change	%
($ in thousands)
$10	$29	$(19)	(66)%

Other income, net primarily includes interest income earned on our cash and cash equivalents. The decrease for the first quarter of fiscal year 2020 compared to the prior year period is primarily due to lower interest income earned.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three months ended April  30, 2019 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2019, we had cash and cash equivalents of $3.3 million and a working capital of $1.0 million. In addition, common stock with an aggregate offering price of up to $8.5 million may be issued and sold pursuant to an at-the-market sales agreement with JonesTrading Institutional Services LLC. As of April 30, 2019, no sales had been made under this at-the-market sales agreement and $8.5 million of common stock remained available to be sold, subject to certain conditions as specified in the sales agreement.

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

Net cash used for operating activities for the three months ended April 30, 2019 was $3.3 million, which primarily resulted from a net loss of $3.6 million, partially offset by changes in operating assets and liabilities of $0.1 million and non-cash expenses of $0.2 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

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

Net cash used in investing activities for the three months ended April 30, 2019 and 2018 was approximately $6,000 and $4,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended April 30, 2019  was $3.6 million, primarily resulting from the proceeds from our registered direct offering.

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

Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2019.

Changes in Internal Controls over Financial Reporting

During the first quarter of fiscal year 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, we may receive letters alleging infringement of patents or other intellectual property rights. We are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that we believe is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition should such litigation be resolved unfavorably. These claims, even if not meritorious, could result in the expenditure of significant financial resources and diversion of management efforts.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of April 30, 2019, we had an accumulated deficit of $82.2 million and incurred net losses of $3.6 million and $4.4 million for the three months ended April 30, 2019 and 2018, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $3.6 million and $4.4 million for the three months ended April 30, 2019 and 2018, respectively. As of April 30, 2019, we had cash and cash equivalents of $3.3 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We will seek to enter into a strategic partnership or raise additional capital to fund the continued clinical development of BPX01 for the treatment of inflammatory lesions of acne, and there is no assurance we will be successful in entering into such strategic partnership or raising additional capital in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of BPX01, we may be unable to complete clinical development of BPX01. We have initiated a Phase 2 clinical trial for BPX04 for the treatment of rosacea. Our existing resources may not be adequate to permit us to complete clinical development of BPX04 or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

The development of our business will require substantial additional capital in the future to conduct research and to develop our other product candidates, as well as to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of equity or debt securities to fund our operations. Our clinical studies for our product candidates may not be successful or may not generate results that are compelling enough to support future funding or strategic partnerships. Delays in obtaining funding could adversely affect our ability to develop and commercially introduce products and cause us to be unable to comply with our obligations. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three months ended April 30, 2019 and 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

Each of these third-party manufacturers is required by law to comply with the FDA’s regulations, including the applicable cGMP regulations for the type of product manufactured. These regulations set forth standards for both quality assurance and quality control. Third-party manufacturers also must maintain records and other documentation as required by applicable laws and regulations. In addition to a legal obligation to comply, the manufacturer is contractually obligated to comply with all applicable laws and regulations. However, although we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs, we cannot guarantee that each of our manufacturing partners will so comply. Failure of these manufacturers to maintain compliance with applicable laws and regulations could result in delayed or rejected clinical studies, decreased sales of our products, decreased revenues and reputational harm to us and may subject us to sanctions by the FDA, including a request for a voluntary recall, warning letter, seizure of products, injunctions prohibiting some or all further sales and/or recalling product already on the market, possible decree imposing substantial fines, preclusion of government contracts, import alerts and criminal liability for us and our individual employees. In addition, failure of a contract manufacturer for a product undergoing review by the FDA to maintain an acceptable cGMP compliance status could result in a decision by the FDA not to approve any pending New Drug Application or NDA.

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

Because we may rely on certain third-party licensors and partners in the future, and if any such licensors or partners are sued for infringing a third party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we are sued directly.

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

On September 24, 2018, we received a deficiency notice by the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide. The deficiency notice was based on our reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018. NYSE Regulation reviewed our plan to regain compliance with this standard and approved a plan period through September 24, 2019. If we are unable to regain compliance by September 24, 2019, or if the NYSE American determines that we are not making progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. As of April 30, 2019, our stockholders’ equity was $1.4 million.

Additionally, the declining market price of our common stock previously resulted in a 30-day average price of our common stock falling below $0.20, in violation of the share price requirements set forth in the NYSE American Company Guide. Following our 1-for-25 reverse stock split effected on April 25, 2019, our share price increased, and we received notification from the NYSE American on April 30, 2019, that we had regained compliance with the applicable standard. However, there can be no assurance that our share price will not fall in the future, and if we are unable to maintain a minimum market price of our common stock, we may fall out of compliance with the listing standards again.

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

As a public company listed on the NYSE American, we incurred and will continue to incur significant legal, accounting and other expenses. For example, we are subject to the rules and regulations required by the NYSE American, including changes in corporate governance practices and minimum listing requirements. These requirements have increased our legal and financial compliance costs and have and will continue to render some activities more time-consuming and costly. In addition, our management and other personnel have diverted and will continue to divert attention from operational and other business matters to devote substantial time to these listing requirements and failure to meet these requirements could lead to an adverse effect on the listing of our common stock on the NYSE American.

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

In addition, common stock with an aggregate offering price of up to $8.5 million may be issued and sold pursuant to an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC, or JonesTrading. Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our existing stockholders.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 13% of our outstanding common stock as of May 31, 2019. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Vivo Capital beneficially own approximately 11% of the aggregate voting power of the Company as of May 31, 2019, which includes warrants exercisable for 539,926 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
3.1	Certificate of Amendment to the Certificate of Incorporation of BioPharmX Corporation	8-K	001-37411	4/26/2019	3.1

3.2	Amended and Restated Bylaws of BioPharmX Corporation	8-K	001-37411	4/26/2019	3.2

10.1	Form of Securities Purchase Agreement	8-K	001-37411	3/21/2019	10.1

10.2	Placement Agency Agreement	8-K	001-37411	3/21/2019	10.2

10.3	Capital on DemandTM Sales Agreement, dated May 16, 2019, by and between BioPharmX Corporation and JonesTrading Institutional Services LLC	8-K	001-37411	5/16/19	1.1

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

						X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document					X

101.LAB	XBRL Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharmX Corporation
Date: June 11, 2019
	By:	/s/ David S. Tierney
David S. Tierney
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Joyce Goto
Joyce Goto
Chief Accounting Officer
(Principal Accounting Officer)