Form 10-Q
period 2019-07-31
BioPharmX Corp
filed 2019-09-09
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 31, 2019, there were outstanding 14,187,583 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	July 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$3,290	$3,069
Prepaid expenses and other	483	316
Total current assets	3,773	3,385

Property and equipment, net	202	148
Operating lease right-of-use asset, net	1,069	—
Other	121	121
Total assets	$5,165	$3,654

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$937	$1,363
Accrued expenses and other	1,081	934
Total current liabilities	2,018	2,297

Long-term liabilities:
Non-current operating lease liability	891	—
Other	44	59
Total liabilities	2,953	2,356

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of July 31, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 14,187,583 and 8,732,612 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	14	9
Additional paid-in capital	87,001	79,823
Accumulated deficit	(84,803)	(78,534)
Total stockholders' equity	2,212	1,298

Total liabilities and stockholders' equity	$5,165	$3,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	July 31,		July 31,
	2019	2018	2019	2018

Revenues, net	$—	$24	$—	$42
Cost of goods sold	—	13	—	20
Gross margin	—	11	—	22
Operating expenses:
Research and development	1,375	2,730	3,574	5,057
Sales and marketing	169	566	433	1,167
General and administrative	1,116	1,182	2,293	2,628
Total operating expenses	2,660	4,478	6,300	8,852

Loss from operations	(2,660)	(4,467)	(6,300)	(8,830)

Change in fair value of warrant liability	2	23	11	(43)
Other income, net	12	34	22	63
Loss before provision for income taxes	(2,646)	(4,410)	(6,267)	(8,810)
Provision for income taxes	—	—	2	2
Net loss and comprehensive loss	$(2,646)	$(4,410)	$(6,269)	$(8,812)

Basic and diluted net loss per share	$(0.22)	$(0.58)	$(0.58)	$(1.19)

Shares used in computing basic and diluted net loss per share	12,245,000	7,653,000	10,862,000	7,425,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

Three and Six Months Ended July 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2019	8,732,612	$9	$79,823	$(78,534)	$1,298
Issuance of common stock due to exercise of options	1,667	—	4	—	4
Issuance of common stock, net of issuance costs of $0.4 million	1,745,800	1	3,553	—	3,554
Stock-based compensation expense	—	—	191	—	191
Net and comprehensive loss	—	—	—	(3,623)	(3,623)
Balance as of April 30, 2019	10,480,079	10	83,571	(82,157)	1,424
Issuance of common stock, net of issuance costs of $0.2 million	3,707,504	4	3,253	—	3,257
Stock-based compensation expense	—	—	177	—	177
Net and comprehensive loss	—	—	—	(2,646)	(2,646)
Balance as of July 31, 2019	14,187,583	$14	$87,001	$(84,803)	$2,212

Three and Six Months Ended July 31, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2018	6,402,500	$6	$66,344	$(61,278)	$5,072
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	2	2
Issuance of common stock due to exercise of options	406	1	—	—	1
Issuance of common stock due to exercise of warrants	1,257,843	1	6,960	—	6,961
Stock-based compensation expense	—	—	593	—	593
Net and comprehensive loss	—	—	—	(4,402)	(4,402)
Balance as of April 30, 2018	7,660,749	8	73,897	(65,678)	8,227
Issuance of common stock due to exercise of options	222	—	—	—	—
Stock-based compensation expense	—	—	446	—	446
Net and comprehensive loss	—	—	—	(4,410)	(4,410)
Balance as of July 31, 2018	7,660,971	$8	$74,343	$(70,088)	$4,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,269)	$(8,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	368	1,039
Depreciation expense	30	33
Change in fair value of warrant liability	(11)	43
Changes in assets and liabilities:
Prepaid expenses and other assets	(167)	(304)
Accounts payable	(426)	150
Accrued expenses and other liabilities	(75)	(93)
Net cash used in operating activities	(6,550)	(7,944)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(4)
Net cash used in investing activities	(30)	(4)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	6,811	—
Proceeds from exercises of common stock warrants	—	6,961
Proceeds from exercises of stock options	4	1
Payments on financing lease obligation	(14)	(9)
Net cash provided by financing activities	6,801	6,953
Net increase (decrease) in cash and cash equivalents	221	(995)
Cash and cash equivalents as of beginning of period	3,069	7,576
Cash and cash equivalents as of end of period	$3,290	$6,581

Non-cash investing activities:
Property and equipment acquired through finance lease	54	61

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the Company) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on the dermatology market. Its focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Its strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Administration (FDA) approved or well characterized active pharmaceutical ingredients  (APIs). The Company aims to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. The Company’s approach is to identify the limitations of current treatment options and work to develop novel products using its proprietary HyantX™ topical drug delivery system.

The Company commercially launched its iodine breast health supplement, VI2OLET, in December 2014. In November 2018, the Company divested the rights to develop, manufacture, market and sell its molecular iodine technology, including VI2OLET. This divestiture resulted in a de minimis loss in the fourth quarter of fiscal year 2019, which is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. All tangible and intangible assets related to VI2OLET, including but not limited to existing customer and vendor arrangements, were included in this divestiture.

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of July 31, 2019 and January 31, 2019, and the Company’s results of operations for the three and six months ended July 31, 2019 and 2018 and cash flows for the six months ended July 31, 2019 and 2018. The results for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020 or any future period.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Accounts receivable have been included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The amount for the prior period has been reclassified to be consistent with the current year presentation and has no impact on previously reported total assets, total stockholders’ equity or net loss.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for either of the three or six months ended July 31, 2019 or 2018.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three and six months ended July 31, 2019 and 2018 excludes 7,733 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of July 31, 2019 and 2018, approximately 6,484,000 and 7,365,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019. There have been no significant changes in the Company’s significant accounting policies for the three and six months ended July 31, 2019, except for the adoption of Accounting Standards Update 2016-02,  Leases, as discussed below, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2016-02, Leases, and in July 2018, ASU No. 2018-11, Targeted Improvements, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The Company adopted this standard as of February 1, 2019, and the Company’s leases are classified as operating leases and will continue to be classified as operating leases under the new accounting method. Adoption of the new standard resulted in the recording of an operating lease right-to-use asset of $1.2 million, which represents the present value of the remaining lease payments as of the date of adoption discounted using an incremental borrowing rate of 15%, and an operating lease liability of $1.3 million. The adoption did not have an impact on the Company’s condensed consolidated statement of operations and comprehensive loss or cash flows. See Note 9 for further information.

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2019, the Company had cash and cash equivalents of $3.3 million and working capital of $1.8 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $2.6 million and $4.4 million for the three months ended July 31, 2019 and 2018, respectively, and a net loss of $6.3 million and $8.8 million for the six months ended July 31, 2019 and 2018, respectively. The Company had an accumulated deficit of $84.8 million as of July  31, 2019.

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

As of July  31, 2019 and January 31, 2019, the Company held $2.8 million and $2.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it. The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of February 1, 2019	$11
Change in fair value of warrants	(9)
Balance as of April 30, 2019	2
Change in fair value of warrants	(2)
Balance as of July 31, 2019	$—

The warrant liability is included in long-term liabilities on the condensed consolidated balance sheets.

4. BALANCE SHEET DETAILS

	July 31,	January 31,
	2019	2019
	(in thousands)
Accrued expenses and other current liabilities:
Research and development	$377	$399
Compensation	345	371
Operating lease liability - current portion	260	—
Other	99	164
	$1,081	$934

5. COMMITMENTS AND CONTINGENCIES

Commitments

 The Company is party to an agreement with a contract research organization (CRO) to conduct the Phase 2 clinical trial for BPX04, a topical antibiotic for the treatment of rosacea. The actual amounts owed under the agreement and the timing of those obligations depend on various factors, including the rate of patient enrollment, any protocol amendments and other factors relating to the clinical trial. As of July  31, 2019,  all liability amounts were recorded, excluding any potential amendments to the agreement. The Company can terminate the agreement at any time and any amounts incurred through the termination date would be due to the CRO.

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

On May 16, 2019, the Company entered into a Capital on Demand TM Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $8.5 million. As of July 31, 2019, the Company had sold an aggregate of 3,707,504 shares of Common Stock pursuant to the terms of such Sales Agreement for aggregate net proceeds of $3.3 million.

Warrants

A summary of warrants outstanding as of July 31, 2019 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to September to November 2014 financing	54,303	$ 92.50	September 2019 - November 2019
Warrants related to June 2015 financing	4,363	$ 68.75	June 2020
Warrants related to April 2016 financing	70,581	$ 30.00	April 2021
Warrants related to September 2016 financing (1)	51,466	$ 18.75	September 2021 to March 2022
Warrants related to November 2016 financing	1,216,230	$ 8.75	November 2024
Warrants related to November 2016 financing	35,818	$10.938	November 2022
Warrants related to November 2016 financing	7,926	$ 8.25	November 2022
Warrants related to April 2017 financing	32,053	$ 22.50	October 2022
Warrants related to October 2017 financing	153,848	$ 7.50	October 2022
Warrants related to November 2017 financing	2,277,412	$ 5.00	November 2022
Warrants related to November 2018 financing (2)	1,066,670	$ 4.10	May/June 2021
	4,970,670

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 51,466 shares of common stock were issued at an exercise price of $18.75 per share. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $566,000 was recorded as a warrant liability. To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%. As of July 31, 2019, the fair value of the warrant liability was immaterial and was included in other long-term liabilities.

(2)

On November 20, 2018, the Company entered into agreements with holders of certain of its warrants to purchase common stock with an exercise price per share of $6.25 originally issued on November 24, 2017 (Existing Warrants), whereby the holders and the Company agreed that the holders would cash exercise up to 1,066,670 shares of common stock underlying such Existing Warrants at a reduced price of $3.50, and the Company would issue new warrants to such holders to purchase up to an aggregate of 1,066,670 shares of common stock (New Warrants). The New Warrants are exercisable after the six-month anniversary of their issuance and terminate on the 30-month anniversary following their issuance. The New Warrants have an exercise price per share of $4.10. The Company recorded a charge for the incremental fair value of approximately $874,000 in the other expense line item in the consolidated statements of operations and comprehensive loss. The fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.51%, contractual term of 6 months, expected volatility of 78.4% and a dividend rate of 0%.

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

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2019	2,107,575	917,945	$9.02	7.92	$23
Granted	(16,720)	16,720	$3.21
Exercised	—	(1,667)	$2.50
Canceled and expired under the 2014 Plan	—	(28,480)	$28.27
Canceled under the 2016 Plan	69,180	(69,180)	$8.84
Balance as of April 30, 2019	2,160,035	835,338	$8.27	8.35	$—
Granted	(877,100)	877,100	$0.80
Canceled and expired under the 2014 Plan	—	(6,340)	$13.06
Canceled under the 2016 Plan	224,654	(224,654)	$4.18
Balance as of July 31, 2019	1,507,589	1,481,444	$4.44	8.62	$—
Vested and exercisable		350,050	$10.76	5.55	$—
Vested and expected to vest		1,204,454	$4.94	8.39	$—

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2019	31,000	$17.86	6.6	$—
Canceled	(6,000)	$38.75
Balance as of April 30, 2019	25,000	$12.85	7.92	$—
Canceled	(750)	$27.25
Balance as of July 31, 2019	24,250	$12.40	5.69	$—
Vested and exercisable	13,917	$18.09	3.59	$—
Vested and expected to vest	21,628	$13.33	5.34	$—

The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2019:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.44 - $0.84	767,300	9.89	$0.79	24,241	$0.84
$0.85 - $4.00	144,390	6.65	$2.54	108,038	$2.52
$4.01 - $10.50	435,535	8.42	$5.67	91,181	$6.53
$10.51- $18.50	118,378	4.66	$16.96	100,591	$16.93
$18.51 - $28.50	20,250	2.95	$23.68	20,250	$23.68
$28.51 - $75.00	19,841	4.23	$48.17	19,666	$48.25
	1,505,694	8.57	$4.57	363,967	$11.04

There were no stock options exercised during the three months ended July 31, 2019. The total intrinsic value of stock options exercised was less than $1,000 during the six months ended July 31, 2019. The total intrinsic value of stock options exercised during the three and six months ended July 31, 2018 was approximately $1,000 and $2,000, respectively.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended		For the six months ended
	July 31,		July 31,
	2019	2018	2019	2018
Research and development	$85	$159	$188	$359
Sales and marketing	12	112	33	241
General and administrative	80	175	147	439
Total	$177	$446	$368	$1,039

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of July 31, 2019, total compensation costs related to unvested, but not yet recognized, stock-based awards was $1.2 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

During the three and six months ended July 31, 2019, the weighted average grant date fair value of stock options granted was $0.42 and $0.44 per share, respectively. The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	For the three months ended		For the six months ended
	July 31,		July 31,
	2019	2018	2019	2018
Expected volatility	68.6% - 70.8%	—	68.3% - 70.8%	84.0%
Expected term in years	4.0	—	4.0	4.0
Risk-free interest rate	1.88%	—	1.88% - 2.51%	2.43%
Expected dividend yield	—	—	—	—

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

As of July 31, 2019 and January 31, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2019 tax years remain open for examination by the federal and state authorities.

9. LEASES

On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California. The lease commenced in December 2018 and will terminate in December 2023. The lease requires payment of maintenance, utilities, taxes, insurance and other operating expenses associated with the leased space.

Effective February 1, 2019, the Company adopted ASU No. 2016-02,  Leases, as amended, which resulted in the recording of an operating lease right-to-use asset of $1.2 million and corresponding short-term and long-term liabilities of $0.3 million and $1.0 million, respectively. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. Lease expense is recognized on a straight-line basis over the lease term and was approximately $93,000 and $160,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $186,000 and $320,000 for the six months ended July 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of operating lease liability for the three and six months ended July 31, 2019 was approximately $91,000 and $156,000, respectively, and was included in net cash used in operating activities in the statement of cash flows.

The future minimum payments under the Company’s operating lease as of July 31, 2019 are as follows (in thousands):

Operating Lease
Fiscal years ending January 31,
2020	$183
2021	372
2022	382
2023	392
2024	334
Total future minimum lease payments	1,663
Less: present value discount	(512)
Present value of operating lease liabilities	$1,151

The Company recorded financing leases related to laboratory equipment in March 2018 and May 2019. The leased asset values  were approximately $61,000 and $54,000, respectively, and the corresponding current and long-term liabilities were recorded in accrued expenses and other current liabilities and other long-term liabilities, respectively. Total future payments representing interest until the termination of leases were approximately $8,000 as of July 31, 2019.

The following table summarizes the Company’s financing lease commitment as of July 31, 2019 (in thousands):

Financing Leases
Fiscal years ending January 31,
2020	$21
2021	43
2022	22
2023	5
Total	$91

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and six months ended July 31, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

We have developed our product portfolio using our HyantX topical drug delivery system, which is an anhydrous, hydrophilic, non-oily, non-occlusive gel vehicle that allows for the stabilization and solubilization of APIs with the aim to improve bioavailability and therefore lower the required dose of the drug. The system is designed for rapid absorption of API into the skin rather than remaining on the surface as this may cause irritation, a common problem with oil‑based ointments and suspensions. The delivery system is particularly suitable for APIs, or a combination of APIs, that undergo degradation by hydrolysis or oxidation. Our lead product candidates are minocycline formulations delivered topically using the HyantX system.

Our current portfolio includes two clinical‑stage product candidates: BPX01 is  a 2% minocycline gel for the treatment of inflammatory lesions of acne vulgaris and BPX04 is a 1% minocycline gel for the treatment of papulopustular rosacea. We have presented  a comprehensive overview of the positive clinical results from our Phase 2b trial of BPX01 for the treatment of moderate-to-severe inflammatory lesions of acne vulgaris and received positive feedback from the FDA regarding our Phase 3 clinical trial plans. We also recently announced positive topline results from our Phase 2b trial of BPX04 for the treatment of moderate-to-severe papulopustular rosacea. BPX04 successfully met both the primary and secondary endpoints of the trial in demonstrating a statistically significant mean change in the number of facial inflammatory lesions and a two-grade improvement to clear or almost clear on the Investigator's Global Assessment (IGA) scale from baseline to week 12. We are currently preparing to request an end-of-phase 2 meeting with the FDA and are actively engaged in strategic partnership discussions to advance the continued development of both late-stage product candidates, BPX01 and BPX04. In addition, in August 2019 we retained Locust Walk Partners, LLC, a global life science transaction advisory firm focused on biopharmaceutical and medical technology companies, to provide transaction advisory services to us and to support our strategic partnership discussions.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July  31, 2019, we had cash and cash equivalents of $3.3 million and a working capital of $1.8 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $2.6 million and $4.4 million for the three months ended July 31, 2019 and 2018, respectively and a net loss of $6.3 million and $8.8 million for the six months ended July 31, 2019 and 2018, respectively.  We had an accumulated deficit of $84.8 million as of July 31, 2019.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. We continue our research and development efforts for our product candidates, which will require significant funding. If we are unable to obtain additional financing in the near‑term or research and development efforts require higher than anticipated capital, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We filed a shelf registration statement with the SEC to allow us to sell $100 million of our securities from time to time prior to February 2022, of which $87.6 million remains available on this effective registration statement as of August 31, 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three and six months ended July 31, 2019 and 2018

Research and Development Expenses

Three months ended July 31,				Six months ended July 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$1,375	$2,730	$(1,355)	(50)%	$3,574	$5,057	$(1,483)	(29)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $1.4 million for the second quarter of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related,  product development, stock-based compensation and consulting costs. Research and development expenses decreased $1.5 million for the first  six months of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related, product development and stock-based compensation, partially offset by higher clinical study costs.

Sales and Marketing Expenses

Three months ended July 31,				Six months ended July 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$169	$566	$(397)	(70)%	$433	$1,167	$(734)	(63)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation and market development costs related to product candidates. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses decreased $0.4 million and $0.7 million for the three and six months ended July 31, 2019  compared to the prior year periods, respectively, primarily due to lower headcount-related and stock-based compensation costs.

General and Administrative Expenses

Three months ended July 31,				Six months ended July 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$1,116	$1,182	$(66)	(6)%	$2,293	$2,628	$(335)	(13)%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses decreased $0.1 million for the second quarter of fiscal year 2020 compared to the prior year period primarily due to lower stock-based compensation. General and administrative expenses decreased $0.3 million for the first six months of fiscal year 2020 compared to the prior year period primarily due to lower stock-based compensation and legal costs, partially offset by compensation costs.

Change in Fair Value of Warrant Liability

Three months ended July 31,				Six months ended July 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$2	$23	$(21)	(91)%	$11	$(43)	$54	126%

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income, Net

Three months ended July 31,				Six months ended July 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$12	$34	$(22)	(65)%	$22	$63	$(41)	(65)%

Other income, net primarily includes interest income earned on our cash and cash equivalents. The decrease for the three and six months ended July 31, 2019 compared to the prior year periods was primarily due to lower interest income earned.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three and six months ended July  31, 2019 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of July 31, 2019, we had cash and cash equivalents of $3.3 million and a working capital of $1.8 million. In March 2019, we sold common stock for net proceeds of $3.6 million in a registered direct offering. In addition, common stock with an aggregate offering price of up to $8.5 million may be issued and sold pursuant to an at-the-market sales agreement entered into with JonesTrading Institutional Services LLC in May 2019. As of July 31, 2019, we received net proceeds of $3.3 million under this at-the-market sales agreement. No additional amounts were raised under the sales agreement after July 31, 2019 through the date of this report.

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

Net cash used for operating activities for the six months ended July 31, 2019 was $6.6 million, which primarily resulted from a net loss of $6.3 million and changes in operating assets and liabilities of $0.7 million, partially offset by non-cash expenses of $0.4 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and lower operating expenses levels.

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

Net cash used in investing activities for the six months ended July 31, 2019 and 2018 was approximately $30,000 and  $4,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the six months ended July 31,  2019  was $6.8 million, primarily resulting from the proceeds from our registered direct offering and at-the-market sales offering.

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

Changes in Internal Controls over Financial Reporting

During the second quarter of fiscal year 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of July 31, 2019, we had an accumulated deficit of $84.8 million and incurred net losses of $6.3 million and  $8.8 million for the six months ended July 31, 2019 and 2018, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $6.3 million and $8.8 million for the six months ended July 31, 2019 and 2018, respectively. As of July  31, 2019, we had cash and cash equivalents of $3.3 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We have completed a Phase 2b clinical trial for BPX04 for the treatment of rosacea. We retained Locust Walk Partners, LLC, or Locust Walk, to assist us as we seek to enter into a strategic partnership. We may also seek to raise additional capital to fund the continued clinical development of our late-stage topical minocycline product candidates, and there is no assurance that, even with the assistance of Locust Walk, we will be successful in entering into such strategic partnership or raising additional capital in a timely manner or on acceptable terms. If we are unable to enter into a strategic partnership to fund the continued development of our product candidates, we may be unable to complete clinical development of the product candidates or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations and are exploring a variety of funding alternatives, including both dilutive and non-dilutive financing options and strategic partnerships. Absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and six months ended July 31, 2019 and 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our President and Chief Executive Officer, David Tierney, MD, our Chief Operating Officer, Steven Bosacki and our Chief Accounting Officer, Joyce Goto. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

In addition, this past year, we have experienced significant turnover in our senior management ranks, including the departure of our former President, Anja Krammer in October 2018, the departure of our former Executive Vice President and Chief Financial Officer, Greg Kitchener, in October 2018 and the departure of Kin Chan, our Executive Vice President of Research and Technology in July 2019.  In September 2018, we appointed David S. Tierney, MD, to serve as our President and Chief Executive Officer, in October 2018, we appointed Joyce Goto, our Vice President and Controller, to serve as our Principal Accounting Officer, and in July 2019, we appointed Steven Bosacki to serve as our Chief Operating Officer. This lack of management continuity could adversely affect our ability to successfully manage our clinical trials and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.

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

•	disagree with our interpretation of data from preclinical studies or clinical trials performed by us or third parties;
•	determine the data collected from clinical trials are insufficient to support the submission or approval of an NDA or other applicable regulatory filing;
•	require additional preclinical studies or clinical trials;
•	identify deficiencies in the formulation, quality control, labeling or specifications of our current or future product candidates;
•	grant approval contingent on the performance of costly additional post-approval clinical trials;
•	approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested or with strong warnings that may affect marketability;
•	decline to approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates;
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

In addition, our product candidates or proprietary technologies may infringe patents owned by third parties or third parties may allege such infringement. Because (i) some patent applications in the U.S. may be maintained in secrecy until the patents are issued, (ii) patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and (iii) publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the U.S., in an interference proceeding to determine priority of invention.

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

On September 24, 2018, we received a deficiency notice by the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide. The deficiency notice was based on our reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018. NYSE Regulation reviewed our plan to regain compliance with this standard and approved a plan period through September 24, 2019. We have requestied that the NYSE American grant us a six-month extension to this plan period. If we are unable to obtain such extension, or if  we are unable to regain compliance by September 24, 2019 or the NYSE American determines that we are not making progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. As of July 31,  2019, our stockholders’ equity was $2.2 million.

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

Our directors, executive officers and principal stockholders exert influence over us and could impede a change of corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 8% of our outstanding common stock as of August 31, 2019. As a result, these stockholders, acting together, have the ability to exert influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Vivo Capital beneficially own approximately 6% of the aggregate voting power of the Company as of August 31, 2019, which includes warrants exercisable for 539,926 shares of common stock.

Vivo Capital could have influence over matters such as approving a potential acquisition of us. Vivo Capital’s investments in and position in our company could also discourage others from pursuing any potential acquisition of us, which could have the effect of depriving the holders of our common stock of the opportunity to sell their shares at a premium over the prevailing market price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.1	Consulting Agreement between Kin Chan and BioPharmX, Inc., as amended					X

10.2	Offer letter between Steven Bosacki and BioPharmX, Inc., effective as of July 16, 2019.	8-K	001-37411	7/17/2019	10.1

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
Date: September 9, 2019
	By:	/s/ David S. Tierney
David S. Tierney
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Joyce Goto
Joyce Goto
Chief Accounting Officer
(Principal Accounting Officer)