Form 10-Q
period 2019-10-31
BioPharmX Corp
filed 2019-12-10
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

As of November  30, 2019, there were outstanding 15,227,891 shares of the registrant’s common stock, $0.001 par value.

BIOPHARMX CORPORATION

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BioPharmX Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	October 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$1,427	$3,069
Prepaid expenses and other	391	316
Total current assets	1,818	3,385

Property and equipment, net	186	148
Operating lease right-of-use asset, net	1,002	—
Other	121	121
Total assets	$3,127	$3,654

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$687	$1,363
Accrued expenses and other	863	934
Total current liabilities	1,550	2,297

Long-term liabilities:
Non-current operating lease liability	826	—
Other	34	59
Total liabilities	2,410	2,356

Commitments and contingencies (Note 5)

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of October 31, 2019 and January 31, 2019	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 15,227,891 and 8,732,612 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	15	9
Additional paid-in capital	87,618	79,823
Accumulated deficit	(86,916)	(78,534)
Total stockholders' equity	717	1,298

Total liabilities and stockholders' equity	$3,127	$3,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	October 31,		October 31,
	2019	2018	2019	2018

Revenues, net	$—	$10	$—	$52
Cost of goods sold	—	60	—	80
Gross margin	—	(50)	—	(28)
Operating expenses:
Research and development	740	2,228	4,314	7,285
Sales and marketing	139	550	572	1,717
General and administrative	1,241	1,624	3,534	4,252
Total operating expenses	2,120	4,402	8,420	13,254

Loss from operations	(2,120)	(4,452)	(8,420)	(13,282)

Change in fair value of warrant liability	—	42	11	(1)
Other income, net	7	20	29	83
Loss before provision for income taxes	(2,113)	(4,390)	(8,380)	(13,200)
Provision for income taxes	—	—	2	2
Net loss and comprehensive loss	$(2,113)	$(4,390)	$(8,382)	$(13,202)

Basic and diluted net loss per share	$(0.14)	$(0.57)	$(0.69)	$(1.76)

Shares used in computing basic and diluted net loss per share	14,672,000	7,654,000	12,146,000	7,502,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

Three and Nine Months Ended October 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2019	8,732,612	$9	$79,823	$(78,534)	$1,298
Issuance of common stock due to exercise of options	1,667	—	4	—	4
Issuance of common stock, net of issuance costs of $0.4 million	1,745,800	1	3,553	—	3,554
Stock-based compensation expense	—	—	191	—	191
Net and comprehensive loss	—	—	—	(3,623)	(3,623)
Balance as of April 30, 2019	10,480,079	10	83,571	(82,157)	1,424
Issuance of common stock, net of issuance costs of $0.2 million	3,707,504	4	3,253	—	3,257
Stock-based compensation expense	—	—	177	—	177
Net and comprehensive loss	—	—	—	(2,646)	(2,646)
Balance as of July 31, 2019	14,187,583	14	87,001	(84,803)	2,212
Issuance of common stock, net of issuance costs	1,040,308	1	388	—	389
Stock-based compensation expense	—	—	229	—	229
Net and comprehensive loss	—	—	—	(2,113)	(2,113)
Balance as of October 31, 2019	15,227,891	$15	$87,618	$(86,916)	$717

Three and Nine Months Ended October 31, 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2018	6,402,500	$6	$66,344	$(61,278)	$5,072
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	2	2
Issuance of common stock due to exercise of options	406	1	—	—	1
Issuance of common stock due to exercise of warrants	1,257,843	1	6,960	—	6,961
Stock-based compensation expense	—	—	593	—	593
Net and comprehensive loss	—	—	—	(4,402)	(4,402)
Balance as of April 30, 2018	7,660,749	8	73,897	(65,678)	8,227
Issuance of common stock due to exercise of options	222	—	—	—	—
Stock-based compensation expense	—	—	446	—	446
Net and comprehensive loss	—	—	—	(4,410)	(4,410)
Balance as of July 31, 2018	7,660,971	8	74,343	(70,088)	4,263
Issuance of common stock due to exercise of options	4,974	—	—	—	—
Stock-based compensation expense	—	—	718	—	718
Net and comprehensive loss	—	—	—	(4,390)	(4,390)
Balance as of October 31, 2018	7,665,945	$8	$75,061	$(74,478)	$591

The accompanying notes are an integral part of these condensed consolidated financial statements.

BioPharmX Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,382)	$(13,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	597	1,757
Depreciation expense	46	48
Change in fair value of warrant liability	(11)	1
Changes in assets and liabilities:
Prepaid expenses and other assets	(75)	(157)
Accounts payable	(676)	11
Accrued expenses and other liabilities	(290)	49
Net cash used in operating activities	(8,791)	(11,493)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(13)
Net cash used in investing activities	(30)	(13)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	7,200	—
Proceeds from exercises of common stock warrants	—	6,961
Proceeds from exercises of stock options	4	1
Payments on financing lease obligation	(25)	(14)
Net cash provided by financing activities	7,179	6,948
Net decrease in cash and cash equivalents	(1,642)	(4,558)
Cash and cash equivalents as of beginning of period	3,069	7,576
Cash and cash equivalents as of end of period	$1,427	$3,018

Non-cash investing activities:
Property and equipment acquired through finance lease	54	61

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

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of October 31, 2019 and January 31, 2019, and the Company’s results of operations for the three and nine months ended October 31, 2019 and 2018 and cash flows for the nine months ended October 31, 2019 and 2018. The results for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020 or any future period.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for either of the three or nine months ended October 31, 2019 or 2018.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The weighted-average shares outstanding for the three and nine months ended October 31, 2019 and 2018 excludes 7,733 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of October 31, 2019 and 2018, approximately 6,325,000 and 7,604,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Summary of Significant Accounting Policies

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019. There have been no significant changes in the Company’s significant accounting policies for the three and nine months ended October 31, 2019, except for the adoption of Accounting Standards Update 2016-02,  Leases, as discussed below, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

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

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2019, the Company had cash and cash equivalents of $1.4 million and working capital of $0.3 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of convertible notes. The Company incurred a net loss of $2.1 million and $4.4 million for the three months ended October 31, 2019 and 2018, respectively, and a net loss of $8.4 million and $13.2 million for the nine months ended October 31, 2019 and 2018, respectively. The Company had an accumulated deficit of $86.9 million as of October  31, 2019.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company has taken steps to reduce its cash outflow by reducing headcount and curtailing certain research and development activities. The Company has retained a transaction advisory firm to assist with the evaluation of strategic alternatives. Strategic alternatives that have been or are being considered include a license or sale of late-stage topical minocycline product candidates, a sale of the Company, a strategic business combination and raising additional capital. However, there can be no assurance that the strategic review process will result in any transaction or on terms which are favorable to the Company. Failure to enter into a strategic transaction or raise additional capital could have a material adverse effect on the Company’s ability to achieve its business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of October  31, 2019 and January 31, 2019, the Company held $1.3 million and $2.5 million, respectively, in money market funds, which are classified as Level 1 within the fair value hierarchy. No unrealized gains or losses are recorded in connection with these amounts.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it. The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of February 1, 2019	$11
Change in fair value of warrants	(9)
Balance as of April 30, 2019	2
Change in fair value of warrants	(2)
Balance as of July 31, 2019 and October 31, 2019	$—

The warrant liability is included in long-term liabilities on the condensed consolidated balance sheets.

4. BALANCE SHEET DETAILS

	October 31,	January 31,
	2019	2019
	(in thousands)
Accrued expenses and other current liabilities:
Compensation	$417	$371
Operating lease liability - current portion	260	—
Research and development	119	399
Other	67	164
	$863	$934

5. COMMITMENTS AND CONTINGENCIES

Commitments

 The Company is party to an agreement with a contract research organization (CRO) to conduct the Phase 2 clinical trial for BPX04, a topical antibiotic for the treatment of rosacea. The actual amounts owed under the agreement and the timing of those obligations depend on various factors, including the rate of patient enrollment, any protocol amendments and other factors relating to the clinical trial. As of October  31, 2019,  all liability amounts were recorded, excluding any potential amendments to the agreement. The Company can terminate the agreement at any time and any amounts incurred through the termination date would be due to the CRO.

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

In May 2019, the Company entered into a Capital on Demand TM Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $8.5 million. As of October 31, 2019, the Company had sold an aggregate of 4,747,812 shares of Common Stock pursuant to the terms of such Sales Agreement for aggregate net proceeds of $3.6 million.

Warrants

A summary of warrants outstanding as of October 31, 2019 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to November 2014 financing	19,762	$ 92.50	November 2019
Warrants related to June 2015 financing	4,363	$ 68.75	June 2020
Warrants related to April 2016 financing	70,581	$ 30.00	April 2021
Warrants related to September 2016 financing (1)	51,466	$ 18.75	September 2021 to March 2022
Warrants related to November 2016 financing	1,216,230	$ 8.75	November 2024
Warrants related to November 2016 financing	35,818	$10.938	November 2022
Warrants related to November 2016 financing	7,926	$ 8.25	November 2022
Warrants related to April 2017 financing	32,053	$ 22.50	October 2022
Warrants related to October 2017 financing	153,848	$ 7.50	October 2022
Warrants related to November 2017 financing	2,277,412	$ 5.00	November 2022
Warrants related to November 2018 financing (2)	1,066,670	$ 4.10	May/June 2021
	4,936,129

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 51,466 shares of common stock were issued at an exercise price of $18.75 per share. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $566,000 was recorded as a warrant liability. To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%. As of October 31, 2019, the fair value of the warrant liability was immaterial and was included in other long-term liabilities.

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

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2019	2,107,575	917,945	$9.02	7.92	$23
Granted	(16,720)	16,720	$3.21
Exercised	—	(1,667)	$2.50
Canceled and expired under the 2014 Plan	—	(28,480)	$28.27
Canceled under the 2016 Plan	69,180	(69,180)	$8.84
Balance as of April 30, 2019	2,160,035	835,338	$8.27	8.35	$—
Granted	(877,100)	877,100	$0.80
Canceled and expired under the 2014 Plan	—	(6,340)	$13.06
Canceled under the 2016 Plan	224,654	(224,654)	$4.18
Balance as of July 31, 2019	1,507,589	1,481,444	$4.44	8.62	$—
Canceled and expired under the 2014 Plan	—	(11,478)	$28.13
Canceled under the 2016 Plan	105,139	(105,139)	$8.54
Balance as of October 31, 2019	1,612,728	1,364,827	$3.93	8.95	$—
Vested and exercisable		421,764	$7.56	8.05	$—
Vested and expected to vest		1,137,123	$4.26	8.87	$—

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2019	31,000	$17.86	6.60	$—
Canceled	(6,000)	$38.75
Balance as of April 30, 2019	25,000	$12.85	7.92	$—
Canceled	(750)	$27.25
Balance as of July 31, 2019	24,250	$12.40	5.69	$—
Canceled	(8,250)	$27.25
Balance as of October 31, 2019	16,000	$4.75	8.26	$—
Vested and exercisable	6,667	$4.75	8.26	$—
Vested and expected to vest	13,819	$4.75	8.26	$—

The following table summarizes significant ranges of outstanding and exercisable options as of October 31, 2019:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.44 - $0.84	758,134	9.62	$0.79	104,257	$0.81
$0.85 - $4.00	109,639	8.08	$2.56	81,389	$2.54
$4.01 - $10.50	410,769	8.59	$5.60	154,321	$5.88
$10.51- $18.50	78,244	6.44	$16.79	64,510	$16.72
$18.51 - $28.50	9,600	5.74	$21.79	9,600	$21.79
$28.51 - $75.00	14,441	5.52	$51.12	14,354	$51.19
	1,380,827	8.94	$3.94	428,431	$7.52

There were no stock options exercised during the three months ended October 31, 2019. The total intrinsic value of stock options exercised was less than $1,000 during the nine months ended October 31, 2019. The total intrinsic value of stock options exercised during the three and nine months ended October 31, 2018 was approximately $24,000 and $26,000, respectively.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2019	2018	2019	2018
Research and development	$30	$166	$218	$525
Sales and marketing	12	114	45	355
General and administrative	187	438	334	877
Total	$229	$718	$597	$1,757

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of October 31, 2019, total compensation costs related to unvested, but not yet recognized, stock-based awards was $1.0 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

There were no stock options granted during the three months ended October 31, 2019. During the nine months ended October 31, 2019, the weighted average grant date fair value of stock options granted was $0.44 per share. The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2019	2018	2019	2018
Expected volatility	—	78.8% - 91.0%	68.3% - 70.8%	78.8% - 91.0%
Expected term in years	—	4.0 - 8.6	4.0	4.0 - 8.6
Risk-free interest rate	—	2.72% - 3.10%	1.88% - 2.51%	2.72% - 3.10%
Expected dividend yield	—	—	—	—

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

As of October 31, 2019 and January 31, 2019, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2019 tax years remain open for examination by the federal and state authorities.

9. LEASES

On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California. The lease commenced in December 2018 and will terminate in December 2023. The lease requires payment of maintenance, utilities, taxes, insurance and other operating expenses associated with the leased space.

Effective February 1, 2019, the Company adopted ASU No. 2016-02,  Leases, as amended, which resulted in the recording of an operating lease right-to-use asset of $1.2 million and corresponding short-term and long-term liabilities of $0.3 million and $1.0 million, respectively. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments. The Company has an option to extend the lease for an additional 36 months, but, as the renewal is not reasonably certain, the Company has not included this renewal option in its accounting for the lease. Lease expense is recognized on a straight-line basis over the lease term and was approximately $93,000 and $160,000 for the three months ended October 31, 2019 and 2018, respectively, and approximately $278,000 and $480,000 for the nine months ended October 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of operating lease liability for the three and nine months ended October 31, 2019 was approximately $91,000 and $246,000, respectively, and was included in net cash used in operating activities in the statement of cash flows.

The future minimum payments under the Company’s operating lease as of October 31, 2019 are as follows (in thousands):

Operating Lease
Fiscal years ending January 31,
2020	$92
2021	372
2022	382
2023	392
2024	334
Total future minimum lease payments	1,572
Less: present value discount	(486)
Present value of operating lease liabilities	$1,086

The Company recorded financing leases related to laboratory equipment in May 2019 and March 2018. The leased asset values  were approximately $54,000 and $61,000, respectively, and the corresponding current and long-term liabilities were recorded in accrued expenses and other current liabilities and other long-term liabilities, respectively. Total future payments representing interest until the termination of leases were approximately $7,000 as of October 31, 2019.

The following table summarizes the Company’s financing lease commitment as of October 31, 2019 (in thousands):

Financing Leases
Fiscal years ending January 31,
2020	$11
2021	43
2022	22
2023	5
Total	$81

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three and nine months ended October 31, 2019 and 2018. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of BioPharmX Corporation, as defined in Note 1 —Description of Business.

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

Our current portfolio includes two clinical‑stage product candidates: BPX01 is  a 2% minocycline gel for the treatment of inflammatory lesions of acne vulgaris and BPX04 is a 1% minocycline gel for the treatment of papulopustular rosacea. We have presented  a comprehensive overview of the positive clinical results from our Phase 2b trial of BPX01 for the treatment of moderate-to-severe inflammatory lesions of acne vulgaris and received positive feedback from the FDA regarding our Phase 3 clinical trial plans. We also announced positive topline results from our Phase 2b trial of BPX04 for the treatment of moderate-to-severe papulopustular rosacea. BPX04 successfully met both the primary and secondary endpoints of the trial in demonstrating a statistically significant mean change in the number of facial inflammatory lesions and a two-grade improvement to clear or almost clear on the Investigator's Global Assessment (IGA) scale from baseline to week 12.

We continue to work with a global life science transaction advisory firm focused on biopharmaceutical and medical technology companies, who we retained in August 2019, in pursuit of a strategic transaction.

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

On February 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2016-02,  Leases,  and ASU No. 2018-11, Targeted Improvements, using the modified retrospective transition method. Adoption of the new standard resulted in the recording of an operating lease right-to-use asset of $1.2 million and operating lease liability of $1.3 million. The adoption did not have an impact on our condensed statement of operations and comprehensive loss or cash flows.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2019, we had cash and cash equivalents of $1.4 million and a working capital of $0.3 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of convertible notes, Series A convertible preferred stock and warrants. We incurred a net loss of $2.1 million and $4.4 million for the three months ended October 31, 2019 and 2018, respectively, and a net loss of $8.4 million and $13.2 million for the nine months ended October 31, 2019 and 2018, respectively.  We had an accumulated deficit of $86.9 million as of October 31, 2019.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. We have taken steps to reduce our cash outflow by reducing headcount and curtailing certain research and development activities. We have retained a transaction advisory firm to assist with the evaluation of strategic alternatives. Strategic alternatives that have been or are being considered include a license or sale of late-stage topical minocycline product candidates, a sale of the Company, a strategic business combination and raising additional capital. If we are unable to enter into a strategic transaction or obtain additional financing in the near‑term, there may be a negative impact on our financial viability. We plan to increase working capital by managing our cash flows and expenses and raising additional capital through either private or public equity or debt financing. Risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. We filed a shelf registration statement with the SEC to allow us to sell $100 million of our securities from time to time prior to February 2022, of which $87.6 million remains available on this effective registration statement as of October 31, 2019, subject to regulatory limitations. For example, pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities pursuant to the shelf registration statement with a value of more than one third of the aggregate market value of our common stock held by non-affiliates in any 12 month period, so long as the aggregate market value of our common stock held by non-affiliates is less than $75.0 million. There can be no assurance that such financing will be available or on terms which are favorable to us. While our management believes that we have a plan to fund ongoing operations, there is no assurance that our plan will be successfully implemented. Failure to raise additional capital through one or more financings, enter into a strategic partnership or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

Results of Operations

Three and nine months ended October 31, 2019 and 2018

Research and Development Expenses

Three months ended October 31,				Nine months ended October 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$740	$2,228	$(1,488)	(67)%	$4,314	$7,285	$(2,971)	(41)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $1.5 million for the third quarter of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related,  clinical study, product development and stock-based compensation costs. Research and development expenses decreased $3.0 million for the first  nine months of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related, product development, stock-based compensation and consulting costs.

Sales and Marketing Expenses

Three months ended October 31,				Nine months ended October 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$139	$550	$(411)	(75)%	$572	$1,717	$(1,145)	(67)%

Sales and marketing expenses primarily include headcount-related costs, stock-based compensation and market development costs related to product candidates. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses decreased $0.4 million and $1.1 million for the three and nine months ended October 31, 2019 compared to the prior year periods, respectively, primarily due to lower headcount-related and stock-based compensation costs.

General and Administrative Expenses

Three months ended October 31,				Nine months ended October 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$1,241	$1,624	$(383)	(24)%	$3,534	$4,252	$(718)	(17)%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses decreased $0.4 million for the third quarter of fiscal year 2020 compared to the prior year period primarily due to lower headcount-related and stock-based compensation costs. General and administrative expenses decreased $0.7 million for the first nine months of fiscal year 2020 compared to the prior year period primarily due to lower stock-based compensation and legal costs.

Change in Fair Value of Warrant Liability

Three months ended October 31,				Nine months ended October 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$—	$42	$(42)	(100)%	$11	$(1)	$12	nm

The change in fair value of the warrant liability reflects the fair value re-measurement of certain warrants granted in 2017 that are accounted for as derivative liabilities.

Other Income, Net

Three months ended October 31,				Nine months ended October 31,
2019	2018	Change	%	2019	2018	Change	%
($ in thousands)				($ in thousands)
$7	$20	$(13)	(65)%	$29	$83	$(54)	(65)%

Other income, net primarily includes interest income earned on our cash and cash equivalents. The decrease for the three and nine months ended October 31, 2019 compared to the prior year periods was primarily due to lower interest income earned.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three and nine months ended October 31, 2019 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of October 31, 2019, we had cash and cash equivalents of $1.4 million and a working capital of $0.3 million. In March 2019, we sold common stock for net proceeds of $3.6 million in a registered direct offering. In addition, common stock with an aggregate offering price of up to $8.5 million may be issued and sold pursuant to an at-the-market sales agreement entered into with JonesTrading Institutional Services LLC in May 2019. As of October 31, 2019, we received aggregate net proceeds of $3.6 million under this at-the-market sales agreement. No additional amounts were raised under the sales agreement after October 31, 2019 through the date of this report.

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

Net cash used for operating activities for the nine months ended October 31, 2019 was $8.8 million, which primarily resulted from a net loss of $8.4 million and changes in operating assets and liabilities of $1.0 million, partially offset by non-cash expenses of $0.6 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and lower operating expenses levels.

Net cash used for operating activities for the nine months ended October 31, 2018 was $11.5 million, which primarily resulted from a net loss of $13.2 million and changes in operating assets and liabilities of $0.1 million, partially offset by non-cash expenses of $1.8 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used in investing activities for the nine months ended October 31, 2019 and 2018 was approximately $30,000 and $13,000, respectively, resulting from the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended October 31, 2019  was $7.2 million, primarily resulting from the proceeds from our registered direct offering and at-the-market sales offering.

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

Changes in Internal Controls over Financial Reporting

During the third quarter of fiscal year 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a specialty pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of October 31, 2019, we had an accumulated deficit of $86.9 million and incurred net losses of $8.4 million and  $13.2 million for the nine months ended October 31, 2019 and 2018, respectively. We expect to continue to incur net losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval for them and prepare for and proceed to commercialization. Because of the risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict when we may introduce products commercially, the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need substantial additional funding. If we are unable to enter into a strategic transaction or raise capital when needed, we may need to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

We incurred a net loss of $8.4 million and $13.2 million for the nine months ended October 31, 2019 and 2018, respectively. As of October  31, 2019, we had cash and cash equivalents of $1.4 million and significant liabilities and obligations. We presented comprehensive BPX01 Phase 2b clinical data for the treatment of acne and received positive FDA feedback regarding our BPX01 Phase 3 clinical trial plans. We have completed a Phase 2b clinical trial for BPX04 for the treatment of rosacea. We have retained a transaction advisory firm to assist us as we seek to enter into a strategic transaction.  There is no assurance that, even with the assistance of the transaction advisory firm,  we will be successful in entering into such strategic transaction. If we are unable to enter into a strategic transaction to fund the continued development of our product candidates or raise additional capital, we may be unable to complete clinical development of the product candidates or to fund our operations over the longer term. We will need to secure significant additional resources to complete such development and to support our continued operations, and absent additional funding, we believe that our cash will be sufficient to fund our operations only for a relatively short period of time.

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

We have deemed there to be substantial doubt about our ability to continue as a going concern, and in order to fund our operations and execute our business plan we will require additional financing.

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

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our condensed consolidated financial statements for the three and nine months ended October 31, 2019 and 2018 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

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

Our ability to compete in the highly-competitive pharmaceuticals industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including: our President and Chief Executive Officer, David Tierney, MD, our Chief Operating Officer, Steven Bosacki, and our Chief Accounting Officer, Joyce Goto. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

On September 24, 2018, we received a deficiency notice by the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide. The deficiency notice was based on our reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018. On September 19, 2019 we received notification from the NYSE American that provided an extension until March 24, 2020 to regain compliance with certain NYSE American continued listing requirements. If we are unable to regain compliance by March 24, 2020 or the NYSE American determines that we are not making progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. As of October 31,  2019, our stockholders’ equity was $0.7 million.

Additionally, the declining market price of our common stock previously resulted in a 30-day average price of our common stock falling below $0.20, in violation of the share price requirements set forth in the NYSE American Company Guide. Following our 1-for-25 reverse stock split effected on April 25, 2019, we received notification from the NYSE American on April 30, 2019, that we had regained compliance with the applicable standard. However, there can be no assurance that our share price will not fall below $0.20 in the future, and if we are unable to maintain a minimum market price of our common stock, we may fall out of compliance with the listing standards again.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 8% of our outstanding common stock as of November 30, 2019. As a result, these stockholders, acting together, have the ability to exert influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Investment funds managed by Vivo Capital beneficially own approximately 5% of the aggregate voting power of the Company as of November  30, 2019, which includes warrants exercisable for 539,926 shares of common stock.

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
Date: December 10, 2019
	By:	/s/ David S. Tierney
David S. Tierney
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Joyce Goto
Joyce Goto
Chief Accounting Officer
(Principal Accounting Officer)