Form 10-K
period 2020-01-31
BioPharmX Corp
filed 2020-03-23
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37411

BioPharmX Corporation

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

900 E. Hamilton Ave., Suite 100, Campbell, California	95008
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 650-889-5020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BPMX	The NYSE American, LLC

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

As of July 31, 2019, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $5.9 million, based upon the closing price of the Registrant’s common stock as reported on the NYSE American on July 31, 2019. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2020, there were outstanding 18,278,219 shares of the registrant’s common stock, $0.001 par value.

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

On January 28, 2020, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Timber Pharmaceuticals LLC, a Delaware limited liability company, or Timber, and BITI Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of BioPharmX, or Merger Sub. Subject to the terms and conditions contained in the Merger Agreement, including approval of the transactions contemplated therein by our stockholders and by Timber’s members, Merger Sub will be merged with and into Timber, or the Merger, with Timber surviving the Merger as a wholly-owned subsidiary of BioPharmX. As a condition to the closing of the Merger, Timber has agreed to secure $20 million of financing for the combined company. The Merger is currently expected to be completed in the first quarter of fiscal year 2021.

Under the Merger Agreement, following the Merger, the Timber members, including the investors funding the $20 million investment, will own approximately 88.5% of the outstanding common stock of BioPharmX and the BioPharmX stockholders will own approximately 11.5% of the outstanding common stock, subject to certain adjustments as more particularly set forth in the Merger Agreement. The holder of a preferred membership interest in Timber of approximately $1.7 million will receive shares of newly designated preferred stock of BioPharmX which, other than conversion rights, shall have economic terms which are substantially the same as the economic terms of the preferred units of Timber currently outstanding. In addition, as part of the financing transaction, post-closing we will become obligated to issue warrants to purchase additional shares of common stock to the financing source, which may further dilute the holders of interests in the combined company. Upon completion of the Merger, we will change our name to Timber Pharmaceuticals, Inc. and the officers and directors of Timber will become the officers and directors of BioPharmX.

In connection with the Merger Agreement, we entered into a Credit Agreement with Timber, pursuant to which Timber has agreed to make a bridge loan to us, or the Bridge Loan, in an aggregate amount of $2.25 million with $250,000 originial issue discount. The Bridge Loan bears interest at a rate of 12% per annum and is repayable upon the earlier of maturity thereof, the termination (without completion) of the Merger or upon a liquidity event. The Bridge Loan is collateralized by a lien on all of our assets. As of the date of this report, we have received $1,250,000 under the Bridge Loan and the remaining $1,000,000 is expected upon closing of the Merger. As of our fiscal year end, we received $625,000 with $75,000 original issue discount.

Product Candidates

Our current portfolio includes two clinical‑stage product candidates: BPX-01 is a 2% minocycline gel for the treatment of inflammatory lesions of acne vulgaris and BPX-04 is a 1% minocycline gel for the treatment of papulopustular rosacea. We have presented a comprehensive overview of the positive clinical results from our Phase 2b trial of BPX-01 for the treatment of moderate-to-severe inflammatory lesions of acne vulgaris and received positive feedback from the FDA regarding our Phase 3 clinical trial plans. We also announced positive topline results from our Phase 2b trial of BPX-04 for the treatment of moderate-to-severe papulopustular rosacea. BPX-04 successfully met both the primary and secondary endpoints of the trial in demonstrating a statistically significant mean change in the number of facial inflammatory lesions and a two-grade improvement to clear or almost clear on the Investigator's Global

Assessment, or IGA, scale from baseline to week 12. We have developed our product portfolio using our HyantX topical drug delivery system. The following chart presents a summary of our product candidates:

Research
Preclinical
Phase 2
Phase 3
MEDICAL DERMATOLOGY
HyantX™ System
3 Patents Issued
20 Pending
BPX-01 (minocycline) gel, 2% for the Treatment of Inflammatory Lesions of Acne Vulgaris
» Confirmed safety and efficacy in Phase 2b
» Status: FDA concurrence on endpoints for Phase 3 via Type C meeting, Phase 3-enabling CMC activities ongoing
BPX-04 (minocycline) gel, 1% for the Treatment of Papulopustular Rosacea
» Confirmed safety and efficacy in Phase 2b
» Status: Topline reported, preparing EOP2 briefing package, Phase 3-enabling CMC activities ongoing
Additional Product Candidates in Development

HyantX Topical Drug Delivery System

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

BPX01 (minocycline) gel, 2% — Acne

BPX-01 is a topical antibiotic gel for the treatment of inflammatory lesions of acne, which combines the most widely used oral antibiotic drug (minocycline) for the treatment of inflammatory lesions of acne vulgaris with a proprietary anhydrous hydrophilic topical delivery system, the HyantX delivery system, specifically designed to localize the delivery of the drug while minimizing systemic exposure and the resultant side effects. Our proprietary HyantX topical delivery system allows for a lower dosage of drug by improving the bioavailability with targeted delivery of fully solubilized minocycline. In addition to its bacteriostatic properties, the API, minocycline, also has anti‑inflammatory properties, which may help to reduce the inflammation and redness commonly associated with acne.

We completed a Phase 2b randomized, double‑blind, three‑arm, vehicle‑controlled, dose‑finding study to assess the efficacy and safety of BPX-01 for the treatment of acne. The multi‑center study evaluated two concentrations of BPX-01 (1% and 2% minocycline) and vehicle in 226 subjects, aged 9 to 40, with moderate‑to‑severe inflammatory, non‑nodular acne. The study showed the 2% concentration was statistically superior in reducing the number of inflammatory lesions in patients with moderate‑to‑severe acne, compared to vehicle (58.5% reduction vs. 43.8%, respectively, at week 12, p=0.03).

Study Arm	Subjects	Mean Change in Inflammatory Lesions	Percent Reduction in Inflammatory Lesions
BPX-01 2%	n=72	-15.4 (p=0.0352)	58.5% (p=0.0256)
BPX-01 1%	n=73	-15.5 (p=0.0543)	54.4% (p=0.0765)
Vehicle	n=74	-11.2	43.8%

This Phase 2b study also measured, as a secondary endpoint, improvement on a five‑point investigator’s global assessment, or IGA, scale. The observed difference between BPX-01 2% versus vehicle in achieving a two-grade improvement and an IGA score of 0 or 1 at week 12 using the Last-Observation-Carried-Forward method for study participants with missing data was 25.0% (18/72) vs. 17.6% (13/74) producing a chi-square p-value of 0.27 (without Bonferroni correction for pairwise comparison). As a Phase 2b clinical trial, the trial was not powered to measure statistical significance for the secondary endpoint, however, a clear numerical trend was observed in the BPX-01 2% arm compared to vehicle. IGA was included as a secondary endpoint in our Phase 2b study as this information is necessary to calculate sample size estimates to adequately power the Phase 3 studies for success. Since FDA guidance for the approval of topical prescription acne products recommends IGA as a co‑primary endpoint along with a reduction in absolute lesion counts for Phase 3 trials to support a New Drug Application, or NDA, the planned Phase 3 studies will be powered to demonstrate statistical significance of IGA improvement with at least a two‑grade improvement and a score of clear (0) or almost clear (1) for drug compared to vehicle as well as being powered to show a reduction in inflammatory lesion counts.

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

BPX04 (minocycline) gel, 1% — Rosacea

BPX-04 is a novel topical gel formulation of fully solubilized minocycline for the treatment of papulopustular rosacea. The product candidate leverages the HyantX™ topical delivery system, an anhydrous hydrophilic gel formulation, designed for rapid absorption of active pharmaceutical ingredients into the skin rather than remaining on the surface, a common problem with oil‑based ointments and suspensions.

We completed a randomized, double-blind, vehicle-controlled Phase 2b trial, which enrolled 206 subjects aged 18 years and above with moderate-to-severe papulopustular rosacea across 11 sites in the United States. The study evaluated the safety and efficacy of once daily application of BPX-04, a 1% minocycline gel, versus a vehicle control over a 12-week treatment period.

The study was designed to demonstrate a statistically significant mean change in the number of facial inflammatory lesions from baseline to week 12. The secondary endpoint, the proportion of subjects with a two-grade improvement to clear or almost clear on the IGA scale from baseline to week 12, was included to collect sufficient data to design a Phase 3 program with co-primary efficacy endpoints, however, as is standard in a Phase 2 trial, the study was not designed to demonstrate statistical significance on the secondary endpoint.

Baseline Severity

The mean inflammatory lesion count at baseline was 23.9 and 24.0 for the BPX-04 and vehicle treatment groups, respectively.

The proportion of subjects with an IGA score of 3 ("moderate") and 4 ("severe") at baseline was 92.7% and 7.3% for the BPX-04 treatment group, respectively, and 91.1% and 8.9% for the vehicle treatment group, respectively.

Safety and Tolerability

BPX-04 appeared to be generally well-tolerated. The most commonly reported adverse events across both treatment groups were upper respiratory tract infection (5.3%), gastroenteritis (2.4%) and headache (2.4%) with the majority of these adverse events determined to be not treatment-related. There were no serious treatment-related adverse events.

Efficacy Assessments

The below table details the primary and secondary efficacy results from the trial whereby BPX-04 demonstrated a statistically significant improvement from baseline. In addition to meeting the primary and secondary endpoints of the trial, BPX-04 demonstrated a statistically significant reduction in the number of facial inflammatory lesions at all time points (weeks 4, 8 and 12).

	BPX-04 Gel (N=96)	Vehicle (N=101)
Primary endpoint*: Mean change in the number of facial inflammatory lesions from baseline to week 12	-13.6	-10.3
Secondary endpoint**: Proportion of subjects with a two-grade improvement in IGA to 0 ("clear") or 1 ("almost clear") from baseline to week 12	52.3%	32.3%
*MMRM (mixed-effects model for repeated measures), ITT, MI; **GLMM (generalized linear mixed model), ITT, MI

Note: The ITT population was prospectively defined as all study patients randomized who received at least one dose of the study product and with at least one evaluation of primary and secondary endpoint measures post-baseline visit. There were 9 subjects randomized that did not meet the ITT criteria as there were no evaluation visits post-baseline.

Other Products

On November 27, 2018, we entered into an agreement to divest the rights to our molecular iodine technology, or BPX-03, and our dietary supplement product, VI2OLET. Each of our prior collaboration, license, colocation and supply agreements related to VI2OLET were terminated or assigned to the purchaser. We do not expect to receive any royalty revenue in the near future.

Target Markets

The Acne Market

Acne is a common inflammatory skin condition considered a chronic disease with accompanying negative aesthetic and social impact on patients. Propionibacterium acnes (P. acnes) are normal inhabitants on human skin and have been implicated in the pathogenesis of inflammatory lesions of acne vulgaris.

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

The Rosacea Market

Rosacea is a chronic dermatologic condition characterized by redness, stinging and inflammatory lesions primarily on the face. It has four subtypes including erythematotelangiectatic rosacea, papulopustular rosacea, phymatous rosacea, and ocular rosacea. Symptoms include dilated blood vessels, redness, swelling, and acne‑like papules and pustules on the face. Although the biology of rosacea remains unclear, it is thought to be an inflammatory disorder that involves immune responses and microorganisms.

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

Competitive Strengths

We believe that the strengths and differentiating benefits of our HyantX topical delivery system and the expertise of our team in the areas of product development and commercialization for prescription products are the core elements driving our Company. The key elements of our competitive strengths include the following:

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

Technology and Intellectual Property

Overview

Our success, in large part, depends upon our ability to obtain and protect our proprietary products and platform technologies. Our goal is to develop an intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date, particularly for each of the products in our development pipeline. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other countries to protect our intellectual property.

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

Patents

Patent protection is an important aspect of our product development process and we are actively developing intellectual property in‑house. We have a total of six U.S. provisional and utility patent applications pending related to our topical compositions for dermatological conditions. We have seven issued U.S. patents. Four of these patents relate to a microparticle drug delivery technology. Two of these relate to BPX-01, BPX-04 and the HyantX topical delivery system. We also have one issued international patent and 18 pending international patent applications. Of the 18 pending international applications, 16 relate to BPX-01, BPX-04 and the HyantX topical delivery system and two relate to a microparticle drug delivery technology.  These international patent applications resulted from development of our unique formulations, for example with minocycline, and were filed according to local laws of the Patent Cooperation Treaty. Generally, a patent application filed according to the Patent Cooperation Treaty enables us to apply for patent protection for the invention(s) described in the application in individual countries within a specified period after filing the application. Generally, patents issued in the United States are effective for 20 years from the earliest non-provisional filing date, if the application from which the patent issues was filed on or after June 8, 1995 (otherwise the term is the longer of 17 years from the issue date and 20 years from the earliest non-provisional filing date). The duration of patent terms for non-U.S. patents is typically 20 years from the earliest corresponding national or international filing date.

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

Research and Development

A core competency is providing the link between concept and commercialization through focused, practical product development based on innovative research. We employ highly‑qualified scientists and utilize consultants specializing in our various product development areas. Research and development expenses for the years ended January 31, 2020 and 2019 were $4.7 million and $9.1 million, respectively.

As a Campbell‑based company, we are located in a region with many strong biotechnology and pharmaceutical companies, which have drawn a high caliber of scientists and scientific support staff to the region. While there is intense competition for this type of personnel, we believe our location enables us to expand our product development and consultant resources as our business grows. Our location also provides us with convenient access to local formulation resources and preclinical testing facilities.

Manufacturing, Supply and Production

We utilize contract manufacturers to produce our products for clinical development and commercial distribution. We have no plans to establish in‑house manufacturing capabilities for large‑scale production at this time.

Marketing, Sales & Distribution

Our team has experience in the commercialization of prescription products across several different therapeutic areas. While BPX-01 and BPX-04 continue through clinical development, we have commenced our go‑to‑market strategic planning for these products including, but not limited to, organizing a medical advisory board of dermatologists in the United States, educating physicians through publishing our preclinical and clinical results at several industry conferences and developing our market access and pricing strategy. Our commercialization plans will largely depend on whether we enter into a strategic partnership for one or both of the product candidates and the nature of such partnership.

Customers

Potential customers for our product candidates include pharmaceutical companies, physician’s practices, dermatologists and general practitioners.

Competition

Acne

While the acne market has a number of competitive products, BPX-01 is being developed to combine the most successful oral antibiotic drug (minocycline) for the treatment of moderate to severe acne with a targeted topical antibiotic technology specifically designed to localize the delivery of the drug while minimizing systemic side effects. At the present time, there is no FDA‑approved topical solution for this drug.

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

While there historically has been no FDA‑approved topical minocycline solution for acne or otherwise, on October 18, 2019, Foamix Pharmaceuticals Ltd. announced FDA approval of AMZEEQTM, a 4% topical minocycline foam.

Rosacea

Unlike the acne market, the rosacea market has a relatively limited number of available therapies. The challenge with current topical treatments is that skin with rosacea is easily aggravated by too much drug or an irritating vehicle.  BPX-04 is designed to deliver the active, minocycline, into the skin without further irritating the skin. While the cause of rosacea is unclear, there are various oral and topical medications to treat the condition, such as antibiotics, anti-parasitics, azelaic acid and alpha-A agonists. Current treatments are marketed by companies such as Aclaris Therapeutics, Inc., LEO Pharma A/S, and Galderma S.A. In addition to prescription rosacea therapies, devices such as IPL and the pulsed dye laser can be helpful in treating other rosacea symptoms, such as telangiectasia and vascular erythema.

While there is no FDA-approved topical minocycline solution for rosacea or otherwise, we are aware of two competitive products which have completed Phase 2 and Phase 3 clinical trials, respectively, with the competitive product having completed Phase 3 clinical trials having submitted an NDA for the treatment of papulopustular rosacea.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, after the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit‑risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases the FDA requires two adequate and well‑controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in  instances where the study is a large multicenter trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently approximately $2,943,000 for fiscal year 2020.  Under an approved NDA, the applicant is subject to an annual program fee, currently approximately $325,000 per prescription product for fiscal year 2020. These fees typically increase annually.

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

Patent Term Extension

After NDA approval, the owner of relevant drug patent may apply for up to a five year patent term extension. Only one patent may be extended for each regulatory review period, which is composed of two parts: a testing phase and an approval phase. The allowable patent term extension is calculated as half of the drug’s testing phase – the time between the day the IND becomes effective and NDA submission – and all of the review phase – the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years and only one patent may be extended.

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

Regulation Outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, BioPharmX would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union, or E.U., follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable E.U. Good Laboratory Practice regulations;
•	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;
•	performance of adequate and well controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•

submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•

satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced cGMP;

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

In April 2014, the E.U. legislators passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the E.U., the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable.  According to the current plans of the EMA, the new Clinical Trials Regulation became applicable in 2019. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

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

Pursuant to Regulation (EC) No 726/2004, this procedure is mandatory for:

•	medicinal products developed by means of one of the following biotechnological processes:
o	recombinant DNA technology;
o	controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells; and
o	hybridoma and monoclonal antibody methods;
•	advanced therapy medicinal products as defined in Article 2 of Regulation (EC) No. 1394/2007 on advanced therapy medicinal products;
•

medicinal products for human use containing a new active substance that, on the date of effectiveness of this regulation, was not authorized in the E.U., and for which the therapeutic indication is the treatment of any of the following diseases:

cancer;

neurodegenerative disorder;

diabetes;

auto-immune diseases and other immune dysfunctions; and

viral diseases;

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

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the E.U., we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

Pharmacovigilance and other requirements

We will, for example, have to comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post‑authorization studies and additional monitoring obligations can be imposed. Other requirements relate, for example, to the manufacturing of products and APIs in accordance with good manufacturing practice standards. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non‑compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the E.U. Similarly, failure to comply with the

E.U.’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties if we do not comply with locally applicable requirements.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or U.K. voted in favor of leaving the E.U., which is commonly referred to as “Brexit.” Thereafter, on March 29, 2017, the country formally notified the E.U. of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The U.K. left the E.U. effective at 11 p.m. Greenwich Mean Time on January 31, 2020. This began a transition period that is set to end on December 31, 2020, during which the U.K. and the E.U. will negotiate their future relationship. Since the regulatory framework for pharmaceutical products in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the U.K.

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

In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of our drug candidate to currently available therapies (so called health technology assessment) in order to obtain reimbursement or pricing approval. For example, the E.U. provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of BioPharmX placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. The downward pressure on health care costs in general has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. member states, and parallel distribution (arbitrage between low‑priced and high‑priced member states), can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

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

•

the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report annually to Centers for Medicare & Medicaid Services or the Children’s Health Insurance Program (with certain exceptions) information related to certain payments and other transfers of value to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, with such information published on a searchable website on an annual basis; failure to submit required information may result in civil monetary penalties; effective January 1, 2022, transfers of value to physician assistants, nurse practitioners, or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

An increasing number of states have enacted legislation requiring pharmaceutical and biotechnology companies to file periodic reports of expenses relating to the marketing and promotion of drug products and gifts and payments to individual healthcare practitioners in these states; to make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; to report information pertaining to and justifying price increases; or to register their sales representatives.  Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; price gouging; or pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, further complicating compliance efforts.

Environmental, Health and Safety Matters

The manufacturing facilities of the third‑parties that develop our product candidates are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, governing, among other things: the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; chemicals, air, water and ground contamination; and air emissions and the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals, waste materials and sewage.

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

Employees

As of January 31, 2020, we had 3 employees, all of whom were full time located in the United States. We also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Other Information

We file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained, free of charge, by visiting the SEC’s website at www.sec.gov that contains all of the reports, proxy and information statements, and other information that we electronically file or furnish to the SEC.

ITEM 1A. RISK FACTORS

1 Risks Related to Our Financial Position and Need for Additional Capital and Risks Related to the Merger

There is no assurance that the Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.

The closing of the Merger is subject to the satisfaction or waiver of a number of closing conditions, as described in the Merger Agreement, including the required approvals by our stockholders and Timber’s stockholders and other customary closing conditions. If the conditions are not satisfied or waived, the Merger may be materially delayed or abandoned. If the Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the Merger, we will be subject to a number of risks, including the following:

•

we have incurred and expected to continue to incur significant expenses related to the Merger even if the Merger is not consummated. We may not have adequate funding to pay for these expenses, which may force it into dissolution, liquidation or bankruptcy;

•	we could be obligated to pay Timber a termination fee of up to $1,250,000 under certain circumstances set forth in the Merger Agreement;
•	we could default on the Bridge Note and the ownership of the secured assets held as collateral for the Bridge Note could be transferred;
•	the price of our stock may decline;
•	we may not be able to meet the NYSE American continued listing standards, which may lead to delisting procedures by the NYSE American; and
•	we also could be subject to litigation related to any failure to consummate the Merger or to perform our obligations under the Merger Agreement.

If the Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition and the market price of our common stock.

If the Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the Merger with Timber, or at all, and we may otherwise be unable to continue to operate our business. Our Board may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

While we have entered into the Merger Agreement with Timber, the closing of the Merger may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits we expect or enhance stockholder value. If we are unable to consummate the Merger, our Board may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the Merger. Attempting to complete an alternative transaction like the Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our Board may elect to continue our operations by starting a Phase 3 clinical trial for BPX-01 or BPX-04, which would require that we obtain additional funding, which we do not currently believe could be completed on a timely basis, or our Board could instead decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations, regulatory, clinical and preclinical obligations, lease obligations and fees and expenses related to the Merger, dissolution or liquidation. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation or dissolution of the company.

The issuance of shares of our common stock to Timber stockholders in the Merger will significantly dilute the voting power of our current stockholders.

If the Merger is completed, each outstanding share of Timber common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio. Immediately following the Merger, the former Timber securityholders (including holders of VARs and any investors providing the Timber Funding) immediately before the Merger are expected to own (or have the right to receive) approximately 88.5% of the our common stock, and our securityholders immediately before the Merger are expected to own, or hold rights to acquire, approximately 11.5% of our common stock. The issuance of shares of our common stock to Timber stockholders in the Merger will significantly reduce the relative voting power of each share of our common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

If we are unable to repay the Bridge Loan, the ownership of the secured assets held as collateral for the Bridge Loan could be transferred to Timber.

In connection with the Merger Agreement, we entered into a Credit Agreement with Timber, dated as of January 28, 2020 (the “Credit Agreement”), pursuant to which Timber has agreed to make a bridge loan (the “Bridge Loan”) to us in an aggregate amount of $2.5 million, of which $700,000 is currently outstanding. The Bridge Loan is secured by a lien on all of our assets, and if we are unable repay the Bridge Loan, the ownership of the secured assets held as collateral could be transferred to Timber.

We have experienced losses since inception and anticipate that we will continue to incur losses, which makes it difficult to assess our future prospects and financial results.

We are a specialty pharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative and costly undertaking and involves a substantial degree of uncertainty. We have never been profitable and, as of January 31, 2020, it had an accumulated deficit of $88.2 million and incurred net losses of $9.7 million and $17.3 million for the years ended January 31, 2020 and 2019, respectively.

If the Merger is not consummated, we will likely be required to wind-down and dissolve and we would be required to pay all our debts and contractual obligations, including the Bridge Loan, and set aside certain reserves for potential future claims. While we will also attempt to consummate a financing to allow it to continue as a going concern, based on our recent strategic process, we do not believe that we would be able to consummate a financing on reasonable terms sufficient to obtain such additional financial resources.

If the Merger is not completed and we are unable to raise sufficient additional funds for the development of our product candidates, whether through potential partnering or other strategic arrangements or otherwise, which we do not believe we would be able to do on reasonable terms, we will likely determine to cease operations, wind-down and dissolve (whether in or out of a bankruptcy or court proceeding to do so).

If we do not successfully complete the Merger, we will need substantial additional funding, and will likely be unable to raise the capital necessary to complete a Phase 3 clinical trial, which would likely cause us to wind down and dissolve.

We incurred a net loss of $9.7 million and $17.3 million for the years ended January 31, 2020 and 2019, respectively. As of January 31, 2020, we had cash and cash equivalents of $0.7 million and significant liabilities and obligations. If the Merger is not completed, based on our current operating plan, we expect to fund operations only for a relatively short period of time.

We presented comprehensive BPX-01 Phase 2b clinical data for the treatment of inflammatory lesions of acne and received positive FDA feedback regarding our BPX-01 Phase 3 clinical trial plans. We have completed a Phase 2b clinical trial for BPX-04 for the treatment of papulopustular rosacea. The development of our business will require substantial additional capital in the future to fund our ongoing operations and satisfy our obligations and liabilities. We have historically relied upon both private and public sales of equity or debt securities to fund our operations. We do not believe we can raise the significant capital required to continue operations, and we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment.

Future discovery and preclinical development collaborations are important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

For some of the our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for development of products in the future. We may seek to enter into enter into a strategic collaboration to fund the continued development of BPX-01 or BPX-04. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. We may not succeed in our efforts to establish a development collaboration or other alternative arrangements for BPX-01 or BPX-04 because third parties may not view these product candidates as having the requisite potential to demonstrate safety and efficacy or profitability. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program on one or more of our other development programs, delay our potential development schedule or reduce the scope of research activities, or decrease our expenditures and undertake discovery or preclinical development activities at our own expense. If we fail to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development activities, we may not be able to further develop our product candidates or continue to develop our product candidates and our business may be materially and adversely affected.

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

•

collaborators may not properly maintain or defend its intellectual property rights or intellectual property rights licensed to us or may use its proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Additionally, subject to its contractual obligations to us, if a collaborator is involved in a business combination, the collaborator might deemphasize or terminate the development of any of its product candidates. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and its perception in the business and financial communities could be adversely affected.

If we are unable to maintain our collaborations, development of our product candidates could be delayed, and we may need additional resources to develop them. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

We have deemed there to be substantial doubt about our ability to continue as a going concern, and in order to fund our operations and execute our business plan we will require additional financing.

Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the years ended January 31, 2020 and 2019 with respect to this uncertainty. Such an opinion may materially and adversely affect the price per share of our common stock and/or otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements for the years ended January 31, 2020 and 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in the company.

The terms of certain of our prior registered direct offerings may materially and adversely impact our ability to obtain additional financing in the future.

We are subject to certain restrictions and obligations in connection with our registered direct offerings, or RDOs, that were consummated in September 2016, April 2017, July 2017, November 2017 and November 2018, which may materially and adversely affect our ability to obtain additional financing in the future. These restrictions and obligations include:

•

certain rescission rights if we do not act in a timely manner with respect to our obligations related to the various documents executed in connection with the registered direct offerings, or the RDO Transaction Documents;

•

our obligation to repurchase warrants issued to the RDO investors, based on the warrants’ Black-Scholes value, in the event of certain fundamental transactions, including, but not limited to, any sale, license, transfer or other disposition of all or substantially all of our assets, any purchase, tender or exchange offer that has been accepted by the holders of 50% or more of our then outstanding shares of common stock, a reclassification, reorganization or recapitalization, or the consummation of a business combination (including, but not limited to, a reorganization, recapitalization, spin-off or scheme of arrangement) involving the acquisition of more than 50% of our then outstanding shares of common stock;

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

Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular BPX-01 and BPX-04.

Our portfolio of product candidates includes two clinical-stage drug product candidates, BPX-01, a topical antibiotic for the treatment of inflammatory lesions of acne vulgaris, and BPX-04, a topical antibiotic for the treatment of papulopustular rosacea. The success of our business, including our ability to finance the company, form strategic partnerships and generate revenues in the future, will primarily depend on the successful development, regulatory approval and commercialization of these product candidates. In the future, we may become dependent on one or more of our early-stage product candidates or any of our product candidates that we may in-license, acquire or develop. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

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

•	our ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;
•	our ability to avoid third-party patent interference or intellectual property infringement claims; and
•	our ability to in-license or acquire additional product candidates or commercial-stage products that we believe can successfully develop and commercialize.

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

Our operations to date have been primarily limited to researching and developing our product candidates and undertaking preclinical studies and clinical trials of our product candidates. We have also not yet obtained regulatory approvals for any of our product candidates. Consequently, the ability to accurately assess and predict our future operating results or business prospects is more limited than if we had a longer operating history or FDA-approved products on the market. In November 2018, we divested our VI2OLET dietary supplement, which was our only source of revenue to date.

We have experienced significant turnover in our senior management, and if we fail to attract and retain management and other key personnel, we may be unable to continue to develop successfully or commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly-competitive pharmaceutical industry depends upon our ability to attract and retain highly-qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management, including: our Chief Executive Officer and Principal Financial Officer, Steven Bosacki, and our Chief Accounting Officer, Joyce Goto. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of any of these individuals, along with other key executives or employees, could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. In order to retain valuable employees at the company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

In addition, over the past couple years, we experienced significant turnover in our senior management ranks, including the departure of our former President, Anja Krammer in October 2018, the departure of former Executive Vice President and Chief Financial Officer, Greg Kitchener, in October 2018 and the departure of Kin Chan, Executive Vice President of Research and Technology in July 2019. In September 2018, we appointed David S. Tierney, MD, to serve as President and Chief Executive Officer, in October 2018, we appointed Joyce Goto, Vice President and Controller, to serve as our Principal Accounting Officer, and in July 2019, we appointed Steven Bosacki to serve as Chief Operating Officer. In January 2020, Dr. Tierney resigned and Mr. Bosacki was named as Chief Executive Officer and Principal Financial Officer. This lack of management continuity could adversely affect our ability to successfully manage our clinical trials and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs and may make recruiting for future management positions more difficult.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in Campbell, California where we are headquartered. We could have difficulty attracting experienced personnel to the company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater and other resources, different risk profiles and longer histories in our industry than we do. They may also provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with it.

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

We are not permitted to market any of our current product candidates in the United States until we receive approval of a NDA from the FDA. We are also not permitted to market any of our current product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries. Failure to obtain such regulatory approvals will delay or prevent us from commercializing any of our current or future product candidates.

To gain approval to market a new drug, we must provide the FDA and/or foreign regulatory authorities with, among other things, extensive preclinical and clinical data that adequately demonstrates the safety and efficacy of the drug in our intended indication and information to demonstrate the adequacy of the manufacturing methods to assure the drug’s identity, strength, quality and purity. The development and approval of new drug product candidates involves a long, expensive and uncertain process, and delay or failure can occur at any stage. A number of companies in the pharmaceutical and biopharmaceutical industries have suffered significant setbacks in clinical trials, including in Phase 3 clinical development, even after promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, observations during clinical trials regarding safety or efficacy, such as previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure success in later clinical trials, and the results of clinical trials by other parties may not be indicative of the results in trials it may conduct. Further, different results may be achieved depending upon which analysis population is used to analyze results. Regardless of the outcome of any Phase 2 trials, our Phase 3 trials, if commenced, may not be successful. For example, we reported that findings on a secondary endpoint in our Phase 2b clinical trial of BPX-01, the reduction in Investigator’s Global Assessment, or IGA, which was defined as the proportion of subjects with at least a two-grade reduction in IGA to clear “0” or almost clear “1”, were not statistically significant. While the BPX-01 2% arm demonstrated a clear numerical trend compared to vehicle, the BPX-01 1% arm showed a smaller separation from vehicle. While this trial was not powered to demonstrate statistical significance for IGA and, therefore, IGA was not expected to be statistically significant, there is no guarantee that our Phase 3 trial, if commenced, will produce statistically significant results on IGA, which will serve as a co-primary endpoint with inflammatory lesion reduction despite our plans to adequately power the Phase 3 study to achieve this endpoint. In addition, topline results of a clinical trial do not necessarily predict final results. For example, the topline results of the Phase 2b clinical study of BPX-01 1% and 2% reported that both concentrations statistically significantly reduced inflammatory lesions, the primary endpoint. The information reflected our preliminary review of the topline primary efficacy results based solely upon information available to it at that time. Since topline reporting, adjustments for multiple comparisons were made, resulting in a change to the p-value for the 1% and 2% concentrations, rendering the results of the 1% concentration no longer statistically significant. It is always a risk that further review of results may change the conclusions drawn from the preliminary review to less positive results than it anticipated.

In the case of our topical product candidates, BPX-01 and BPX-04, we are seeking to deliver sufficient concentrations of the API through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays. For example, the antibiotic delivered in BPX-01 and BPX-04 is difficult to stabilize and prone to epimerization in most formulations and delivery systems and, as such, presents great challenges for transepidermal delivery. We believe potential competitors have attempted to resolve these problems by stabilizing the antibiotic in certain lipophilic formulation, but the solutions either failed to adequately deliver the antibiotic or required overly high concentration (i.e., dosage) for clinical efficacy. As a result, safety and efficacy of BPX-01 and BPX-04 may be difficult to establish.

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

•	decline to approve the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with whom we contract; or
•	change our approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have completed clinical trial and product registration for product candidates that treat the same indications as our product candidates, and patients who are otherwise eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and impede our ability to obtain additional financing.

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

We are currently developing two product candidates, BPX-01 and BPX-04, for which we intend to seek FDA approval through the Section 505(b)(2) regulatory pathway, and may decide to seek FDA approval for other early-phase products through the Section 505(b)(2) regulatory pathway in the future. A Section 505(b)(2) NDA is a special type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing previously approved product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such filings involve significant filing costs, including filing fees.

BPX-01 and BPX-04 are a topical formulations of minocycline (Solodyn), a previously approved oral antibiotic. Reliance on safety findings made by the FDA in approving Solodyn, the antibiotic we will reference in our NDA, could expedite the development program for our product candidates by decreasing the amount of preclinical or clinical data that we would need to generate in order to obtain FDA approval. BPX-01’s and BPX-04’s route of administration and dosage form, however, differ from Solodyn’s and, as a result, the FDA may not permit us to use this approach to regulatory approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, or if the Section 505(b)(2) regulatory pathway fails to significantly decrease the amount of testing we must conduct, we may need to conduct additional preclinical or clinical trials, provide additional data and information and meet additional standards to obtain regulatory approval. In such case, the time and financial resources required to obtain FDA approval for BPX-01 and BPX-04, or any other product candidate for which we seek approval pursuant to the Section 505(b)(2) regulatory pathway in the future, and complications and risks associated with these product candidates, likely would increase substantially. Moreover, our inability to pursue the Section 505(b)(2) regulatory pathway could prevent us from introducing our product candidates into the market prior to our competitors, which could harm our competitive position and prospects. Further, even if the FDA allows us to pursue the Section 505(b)(2) regulatory pathway, we cannot guarantee that we would ultimately lead to faster product development, and our product candidates may not receive the requisite approvals for commercialization.

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

Furthermore, award of three-year exclusivity by FDA to a competitor with a Section 505(b)(2) NDA could delay approval of a product candidate we submitted pursuant to Section 505(b)(2) of the FDC Act if the FDA were to determine that the products have overlapping conditions of approval, even if our Section 505(b)(2) NDA does not rely on the competing Section 505(b)(2) NDA. Alternatively, we may pursue approval through the Section 505(b)(1) regulatory pathway, which may require us to conduct additional preclinical or clinical trials or obtain a right to reference the preclinical or clinical data of others. These alternatives may increase the time and/or financial resources required to obtain approval.

We have limited experience in the conduct of clinical trials and have never obtained approval of any product candidates and may be unable to do so successfully.

As a company, we have limited experience in conducting clinical trials or progressing a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that planned clinical trials will begin or conclude on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations (“CROs”) and/or consultants. Any performance failure on the part of such third parties could delay clinical development or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If any of our product candidates fail to demonstrate attractive efficacy profiles, they may not qualify for coverage and reimbursement. In addition, certain currently approved therapies for the treatment of dermatological-related issues have received limited or no reimbursement coverage by insurers and, accordingly, coverage for BPX-01 and BPX-04, if approved, may not be available. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our prescription-only products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Our product candidates, including BPX-01 and BPX-04, if approved, will face intense competition and most of our competitors have significantly greater resources than we do.

If approved for the treatment of inflammatory lesions of acne, BPX-01 will face direct competition from numerous other topical products such as antimicrobials, retinoids or some combination of the two, and the existence of these products may limit the market size for BPX-01. In addition, BPX-01 will compete against oral systemic treatments for acne, which include isotretinoins, antibiotics, antimicrobials and contraceptives, and against a number of approved topical treatments for acne, including branded drugs and generic versions where available as well as treatments for both inflammatory and non-inflammatory lesions of acne. If approved for the treatment of rosacea, BPX-04 will face direct competition from numerous other topical products such as azelaic acids, brimonidine and ivermectin creams, and the existence of these products may limit the market size for BPX-04. In addition, BPX-04 will compete against oral systemic treatments for rosacea which include antibiotics and antimicrobials, and against a number of approved topical treatments for rosacea, including branded drugs and generic versions where available. Certain alternative treatments offered by competitors may be available at a lower price and may offer greater efficacy or a better safety profile. Even if a generic product or an OTC product is less effective than our product candidates, a less effective generic or OTC product may be more quickly adopted by health insurers, physicians and patients than our competing product candidates based upon cost or convenience.

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

At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including the appearance of new technologies that render our product obsolete, competition from a competing product or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment, and we will have missed the opportunity to allocate those resources to potentially more productive uses.

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

In addition, we have utilized the services of part-time outside consultants to perform a number of tasks for us, including tasks related to preclinical and clinical testing. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. We rely on consultants for certain functions of our business and will need to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to manage our growth effectively and expand our organization by hiring new employees and expanding our use of consultants, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might fail to achieve our research, development and commercialization goals.

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

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. While we do not source any of our product candidates or their active pharmaceutical ingredients from China, global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. If any future facility, or if we experience a significant disruption in our operations for any other reason, our ability to continue to operate our business would be materially harmed.

If any future facility were to be damaged, destroyed or otherwise become unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of any of future facilities are disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to timely manufacture our products, if at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be materially harmed.

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

 In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including legally protected health information, personally identifiable information about our patients, credit card information, intellectual property, and our proprietary business and financial information. We manage and maintain our applications and data utilizing a combination of managed data center systems and cloud-based data center systems. We face a number of risks related to our protection of, and our service providers’ protection of, this critical information, including loss of access, inappropriate disclosure and inappropriate access, as well as risks associated with our ability to identify and audit such events.

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

In addition, the interpretation and application of consumer, health-related and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, we are subject to various state laws, including the California Consumer Privacy Act, or CCPA, which was enacted in California in 2018 and components of which were effective on January 1, 2020. The CCPA will, among other things, require covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. Amendments to the CCPA have been made since its enactment, and it remains unclear what, if any, further amendments will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Our success with respect to our product candidates and technologies will depend in part upon our ability to obtain and maintain patent protection in both the United States and other countries, to preserve and protect our trade secrets and to prevent third parties from infringing upon our proprietary rights. Our ability to protect any of our product candidates from unauthorized or infringing use by third parties depends in substantial part upon our ability to obtain and maintain valid and enforceable patents.

Our patent portfolio includes patent applications in the United States and other countries. Any patents that we could obtain may be narrow in scope and thus more easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use or sell products identical to or substantially similar to, our product candidates. Additionally, restrictive regulations governing the precise labeling of ingredients and percentages for supplements, the large number of manufacturers that produce products with many active ingredients in common and the rapid change and frequent reformulation of products may make patent protection impractical.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and any future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patent applications, such applications may be invalid and unenforceable. Moreover, our  competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

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

Competitors in the fields of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, patents and patent applications. Our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Although we believe that our technology includes certain inventions that are unique and not duplicative of any prior art, we do not currently own or license issued patents covering all of the recent developments in our technology and we are unsure of the extent to which we will obtain adequate patent protection, if any. Even if the patents do successfully issue, third parties may design around or challenge the validity, enforceability or scope of such issued patents or any other issued patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. In particular, due to the extensive prior art relating to antibiotics for topical acne and topical rosacea and because BPX-01 and BPX-04 represent forms of such therapies, respectively, the patent protection available for BPX-01 and BPX-04 may not prevent competitors from developing and commercializing similar products or products that otherwise target similar indications. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, companies may be dissuaded from collaborating with us to develop such products, or threaten our ability to advance and commercialize, our product candidates.

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

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and intellectual property protection agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our suppliers, manufacturers and other third parties. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and unpatented know-how will not otherwise become known or independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Further, enforcing a claim that a third-party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time-consuming, and the outcome is unpredictable.

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

For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office (the “USPTO”) is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact(s) the AIA will have on the operation of our business. Moreover, the AIA and our implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. One important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third-party who files a patent application with the USPTO after such date but prior to us may therefore be awarded a patent covering an invention of it even if we were the first to invent. This “first-inventor-to-file” system will require us both to remain cognizant, going forward, of the timing between invention and filing of a patent application.

Among some of the other changes introduced by the AIA are those that (i) limit where a patentee may file a patent infringement suit and (ii) provide opportunities for third parties to challenge any issued patent in the USPTO. Such changes apply to all of our U.S. patents, even those issued prior to March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings, as compared to the evidentiary standard applied in U.S. federal courts, necessary to invalidate a patent claim, a third-party could potentially present evidence in a USPTO proceeding sufficient for the USPTO to find a claim invalid, notwithstanding that the same evidence would be insufficient to invalidate a claim first presented in a district court action. Accordingly, a third-party may attempt opportunistically to use USPTO procedures to invalidate our patent claims.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ abilities to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.

If we is unable to protect our trademarks from infringement, our business prospects may be harmed.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop own products and, further, may export otherwise infringing products to territories where we have patent protection insufficient to guard against such infringement. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals. In such instances, we may be unable to enjoin or otherwise prevent infringement of our patents or marketing of competing products in violation of our proprietary rights, generally. Proceedings to enforce our patent rights in foreign jurisdictions could (i) result in substantial costs and divert our efforts and attention from other aspects of our business, (ii) put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and (iii) provoke third parties to assert claims against it. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may be unable to seek adequate remedies to address infringement and/or material diminishment of the value of our patents, which could limit our potential revenue opportunities in such jurisdictions. Accordingly, our efforts to establish or enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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

In addition, our product candidates or proprietary technologies may infringe patents owned by third parties or third parties may allege such infringement. Because (i) some patent applications in the U.S. may be maintained in secrecy until the patents are issued, (ii) patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing and (iii) publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to it. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the U.S., in an interference proceeding to determine priority of invention.

We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. Such lawsuits can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us are later invalidated. A court may, however, decide that we are infringing the third-party’s patents and order us to cease the activities covered by the patents. In addition, there is a risk that a court will order us to pay to such third-party damages for having violated the other party’s patents.

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property, or such rights might be restrictive and limit our present and future activities. Ultimately, we or a licensee could be prevented from commercializing a product or forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

In addition to possible infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation, re-examination or other post-grant proceedings declared or granted by the USPTO, and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third-party claims that we infringe our intellectual property rights, we may face a number of issues, including:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•

substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third-party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing the product or using the technology unless the third-party licenses our intellectual property rights to us, which it is not required to do;
•	if a license is available from a third-party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our products or technologies; and
•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Because we may rely on certain third-party licensors and partners in the future, and if any such licensors or partners are sued for infringing a third-party’s intellectual property rights, our business, financial condition, operating results and prospects could suffer in the same manner as if we are sued directly.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patent applications or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Such proceedings and/or litigation can be expensive—particularly for a company of our size—and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to enjoin the other party from using the technology at issue on the grounds that our patent claims do not cover our technology or that the factors necessary to grant an injunction are not satisfied. An adverse determination in such case could put one or more of our patents at risk of being invalidated, interpreted narrowly or amended such that they fail to cover or otherwise protect our product candidates. Moreover, such adverse determinations could subject our patent applications to the risk that they will not issue, or issue with limited and potentially inadequate scope to cover our product candidates.

Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential partners, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.

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

Risks Related to Our Common Stock

We expect the NYSE American to begin the delisting process for our common stock on March 24, 2020, which could affect our market price and liquidity.

Our common stock currently trades on the NYSE American. The NYSE American imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements and market price of our common stock. The continued listing standards for a NYSE American issuer are as follows:

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

On September 24, 2018, we received a deficiency notice by the NYSE American that we were not in compliance with the stockholders’ equity requirements set forth in the NYSE American Company Guide. The deficiency notice was based on our reported stockholders’ equity of $4.3 million as of July 31, 2018 and net losses in our five most recent fiscal years ended January 31, 2018. On September 19, 2019, we received notification from the NYSE American that provided an extension until March 24, 2020 to regain compliance with certain NYSE American continued listing requirements. If we are unable to regain compliance by March 24, 2020 or the NYSE American determines that we are not making progress consistent with the plan during the plan period, the NYSE American may initiate suspension and delisting procedures. If delisting proceedings are commenced, the NYSE American rules permit it to appeal a staff delisting determination. Our common stock will continue to be listed and traded on the NYSE American during the plan period, subject to our compliance with the NYSE American’s other applicable continued listing standards. As of January 31, 2020, our stockholders’ deficit was $0.3 million.

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

Additionally, if at any time our common stock trades below $0.06 per share, we will be automatically delisted from the NYSE American. If we are unable to satisfy the continued listing requirements of the NYSE American,  our common stock will be subject to delisting. If our common stock loses our status on the NYSE American, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets, Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority, Inc. These markets are generally not considered to be as efficient as, and not as broad as, the NYSE American. In the event of any delisting, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

The stock price of our common stock may continue to be volatile or may decline.

Our stock price is likely to remain volatile. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	limited daily trading volume resulting in the lack of a liquid market;
•	the development status of our product candidates, in particular BPX-01 and BPX-04, including whether any of our product candidates receive regulatory approval;
•	our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;
•	regulatory or legal developments in the United States and foreign countries;
•	the results of our clinical trials and preclinical studies;
•	the clinical results of our competitors or potential competitors;
•	the execution of our partnering and manufacturing arrangements;
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

We have identified material weaknesses in our internal control over financial reporting since inception and, while we continue to work on remedying the situation, we have not yet been able to do so. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

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

We have identified material weaknesses in our internal control over financial reporting since our inception as a company. As defined in Regulation 12b-2 under the Exchange Act, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we had the following material weaknesses in our internal control over financial reporting: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

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

In addition, common stock with an aggregate offering price of up to $8.5 million (of which $4.6 million is available) may be issued and sold pursuant to an “at-the-market” offering of our common stock pursuant to a sales agreement between us and JonesTrading Institutional Services LLC (“JonesTrading”). Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to JonesTrading at any time throughout the term of the sales agreement, which has a term equal to the term of the registration statement on Form S-3 unless otherwise terminated earlier by us or JonesTrading pursuant to the terms of the sales agreement. The number of shares that are sold by JonesTrading after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with JonesTrading. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Issuances of such shares pursuant to the sales agreement will have a dilutive effect on our existing stockholders. Further, if we sell common stock, preferred stock, convertible securities and other equity securities in other transactions pursuant to our shelf registration statement on Form S-3, existing investors may be materially diluted by such subsequent sales and new investors could gain rights superior to our  existing stockholders.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 14% of our outstanding common stock as of February 29, 2020. As a result, these stockholders, acting together, have the ability to exert significant influence on matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:

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

The anti-takeover provisions of the DGCL may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of us more difficult, including the provisions that:

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

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of its choosing and cause us to take certain actions you desire.

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

We have never paid cash dividends on our capital stock. We currently intends to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California 95134. This lease expires in December 2023. On February 17, 2020, we executed a sublease agreement covering the entire space for the remaining term of the lease.

We also lease an approximately 100 square foot office at 900 E. Hamilton Ave., Suite 100, Campbell, California 95008. This is a month-to-month lease.

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

	High	Low
Fiscal Year Ended January 31, 2020
First Quarter	$4.48	$1.23
Second Quarter	$1.40	$0.40
Third Quarter	$0.43	$0.28
Fourth Quarter	$1.05	$0.26
Fiscal Year Ended January 31, 2019
First Quarter	$9.38	$3.38
Second Quarter	$7.35	$4.50
Third Quarter	$6.75	$3.15
Fourth Quarter	$4.80	$1.25

As of February 29, 2020, there were approximately 38 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table includes information as of January 31, 2020 for our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,234,492	$ 4.02	1,737,986(1)
Equity compensation plans not approved by security holders(2)	6,667	$ 4.75	—

(1)Includes shares of common stock that remain available for purchase under our 2016 Equity Incentive Plan.

(2)Includes shares outstanding under inducement option grants to one employee. All of these grants were made outside of a stockholder approved plan, pursuant to the exemption for inducement grants under the listing rules of the NYSE American, and have the same material terms as the options granted under our 2016 Equity Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to the consolidated financial statements and other disclosures included in this Annual Report on Form 10‑K. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in U.S. dollars.

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

Results of Operations

Revenue

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$—	$57	$(57)	(100)%

Revenue was  related to VI2OLET, our iodine dietary supplement. We recognized revenue when control was transferred to the customer, which was typically upon shipment, net of reserves for product returns, pricing discounts or other concessions. In November 2018, we divested the rights to develop, manufacture, market and sell the VI2OLET product, therefore we did not recognize revenues in fiscal year 2020 and do not expect to recognize revenues in the future from this product.

Cost of Goods Sold

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$—	$83	$(83)	(100)%

Cost of goods sold included direct costs related to the sale of VI2OLET, our iodine dietary supplement, and write-downs of excess and obsolete inventories. Following the divestiture of VI2OLET, we did not incur any costs of goods sold and do not expect to incur cost of good sold in the future related to this product.

Research and Development Expenses

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$4,690	$9,079	$(4,389)	(48)%

Research and development expenses primarily include headcount‑related costs, stock‑based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred.

Research and development expenses decreased $4.4 million for the year ended January 31, 2020 compared to the prior year primarily due to decreased headcount-related, clinical trial, product development and stock-based compensation expenses.

Sales and Marketing Expenses

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$714	$2,157	$(1,443)	(67)%

Sales and marketing expenses primarily include headcount‑related costs,  stock‑based compensation and the market development related to our products candidates. Sales and marketing expenses are expensed as incurred.

Sales and marketing expenses decreased $1.4 million for the year ended January 31, 2020 compared to the prior year primarily due to decreased headcount-related and stock-based compensation expenses.

General and Administrative Expenses

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$4,282	$5,244	$(962)	(18)%

General and administrative expenses primarily include headcount‑related costs, stock‑based compensation and costs of our executive, finance and other administrative functions.

General and administrative expenses decreased $1.0 million for the year ended January 31, 2020 compared to the prior year primarily due decreased headcount-related, consulting and stock-based compensation expenses.

Change in Fair Value of Warrant and Stock Liabilities

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$291	$28	$263	nm

The change in fair value of warrant and stock liabilities for the year ended January 31, 2020 primarily resulted from an exchange agreement with holders of certain warrants, such that warrants to purchase approximately 2.3 million shares of common stock were to be exchanged for 850,000 shares of common stock. The change in fair value of warrant and stock liabilities for the year ended January 31, 2019 primarily reflects the fair value re-measurement of certain warrants granted in fiscal year 2017 that are accounted for as derivative liabilities.

 Other Income (Expense), net

Year ended January 31,
2020	2019	Change	%
($ in thousands)
$(290)	$(778)	$(488)	nm

Other income and expenses, net, decreased $0.5 million for the year ended January 31, 2020 compared to the prior year primarily due to expenses recorded for the incremental fair value related to the modification of warrants. Expenses related to the modification of warrants were approximately $308,000 and $874,000 for the years ended January 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year ended January 31,
	2020	2019
Net cash used in operating activities	$(10,107)	$(14,992)
Net cash used in investing activities	(30)	(43)
Net cash provided by financing activities	7,795	10,528
Net decrease in cash and cash equivalents	$(2,342)	$(4,507)

The following table summarizes total current assets, liabilities and working capital deficit (in thousands):

	As of January 31,
	2020	2019
Current assets	$986	$3,385
Current liabilities	1,684	2,297
Working capital	$(698)	$1,088

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying consolidated financial statements for the year ended January 31, 2020 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2020, we had cash and cash equivalents of $0.7 million and working capital deficit of $0.7 million. We raised $7.8 million and $10.5 million from financing activities in the years ended January 31, 2020 and 2019, respectively. We will require significant additional financing in the future. If the Merger is not consummated, we will likely be required to wind-down and dissolve as a company and would be required to pay all our debts and contractual obligations and set aside certain reserves for potential future claims. While we will also attempt to consummate a financing to allow us to continue as a going concern, based on our recent strategic process, we do not believe that we will be able to consummate a financing on reasonable terms sufficient to obtain such additional financial resources. These factors raise substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the transaction costs related to the Merger.

Net cash used for operating activities for the year ended January 31, 2020 was $10.1 million, which primarily resulted from a net loss of $9.7 million and changes in operating assets and liabilities of $1.3 million, partially offset by non-cash expenses of $0.9 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors and lower operating expenses.

Net cash used for operating activities for the year ended January 31, 2019 was $15.0 million, which primarily resulted from a net loss of $17.3 million and changes in operating assets and liabilities of $0.7 million, partially offset by non-cash expenses of $3.0 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for investing activities for the years ended January 31, 2020 and 2019 was approximately $30,000 and $43,000, respectively,  resulting from the purchase of property and equipment.

Net cash provided by financing activities for the year ended January 31, 2020 was $7.8 million, which was primarily due to the $7.2 million of net proceeds from the issuance of common stock and $0.6 million from the Bridge Loan.

Net cash provided by financing activities for the year ended January 31, 2019 was $10.5 million, which was primarily from the exercise of warrants to purchase common stock.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2020, we had cash and cash equivalents of $0.7 million and working capital deficit of $0.7 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of notes, Series A convertible preferred stock and warrants. We incurred a net loss of $9.7 million and $17.3 million for the years ended January 31, 2020 and 2019, respectively, and had an accumulated deficit of $88.2 million as of January 31, 2020.

We have a limited operating history and our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in our industry. If the Merger is not consummated, we will likely be required to wind-down and dissolve as a company and would be required to pay all our debts and contractual obligations and set aside certain reserves for potential future claims. While we will also attempt to consummate a financing to allow us to continue as a going concern, based on our recent strategic process, we do not believe that we will be able to consummate a financing on reasonable terms sufficient to obtain such additional financial resources. These factors raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016‑02, Leases,  and in July 2018, ASU No. 2018-11, Targeted Improvements, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. We adopted this standard as of February 1, 2019, and our leases are classified as operating leases and will continue to be classified as operating leases under the new accounting method. Adoption of the new standard resulted in the recording of an operating lease right-to-use asset of $1.2 million, which represents the present value of the remaining lease payments as of the date of adoption discounted using an incremental borrowing rate of 15%, and an operating lease liability of $1.3 million. The adoption did not have an impact on our consolidated statements of operations and comprehensive loss or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Effective February 1, 2019, we adopted ASU No. 2018-07, and the adoption did have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amended certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the impact of adopting this amendment, but does not anticipate it will have a material impact on our disclosures.

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

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements included elsewhere in this report. While all of these significant accounting policies impact our financial condition and results of operations, we view the warrant liability, common stock liability and stock‑based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Common Stock Liability

In January 2020, we entered into an exchange agreement with certain warrant holders, in which approximately 2.3 million shares of common stock underlying the warrants would be exchanged for 850,000 shares of common stock. As of January 31, 2020, the stock liability included the value of common stock to be issued in the exchange. The value of these shares was approximately $383,000 as of January 31, 2020 and is included in accrued expenses and other on the consolidated balance sheet.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the years ended January 31, 2020 and 2019, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a‑15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, January 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control‑Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of January 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the year ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets for certain information concerning our directors and named executive officers as of January 31, 2020. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name of Director	Age	Position
Steven M. Bosacki	62	Chief Executive Officer
Michael Hubbard(1)	68	Director
Stephen Morlock(1)	66	Director
R. Todd Plott, MD(2)	58	Director
David S. Tierney, MD	57	Director

(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Member of the Compensation and Nominating and Corporate Governance Committees.

Steven M. Bosacki

Steven M. Bosacki has served as our Chief Executive Officer since January 2020. Mr. Bosacki joined us in July 2019 as our Chief Operating Officer. Mr. Bosacki has also served as a Member with On Target Consulting LLC, a pharmaceutical consulting company, with David S. Tierney, M.D., the our Chief Executive Officer, since October 2018. Prior to joining us, Mr. Bosacki served as a Member with Fairway Pharmaceuticals, LLC, a pharmaceutical and medical device consulting company, from July 2017 to October 2018. From May 2016 to June 2017, Mr. Bosacki served as an Executive Director at Mission Pharmacal Company, a pharmaceutical company. From August 2013 to May 2016, Mr. Bosacki was President and Chief Executive Officer of Lautus Pharmaceuticals, LLC, a pharmaceutical company focused on dermatology and aesthetics markets. From April 2008, Mr. Bosacki served as Senior Vice President and General Counsel of Oceana Therapeutics, Inc., a specialty pharmaceutical company through its sale to Salix Pharmaceuticals, Ltd. in December 2011. Prior to Oceana Therapeutics, Mr. Bosacki served as Senior Vice President and General Counsel for Esprit Pharma, Inc., a pharmaceutical company, which was acquired by Allergan, Inc., a pharmaceutical company, in 2007. Earlier in his career, Mr. Bosacki served in a variety of management positions at Cardinal Health, Inc., a healthcare services company.  Mr. Bosacki holds a law degree from the University of Detroit School of Law, and a law degree, a Master of Business Administration and a Bachelor of Commerce degree from the University of Windsor in Canada.

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

David S. Tierney

David S. Tierney, MD has served as a director since September 2018. Prior to his resignation on January 30, 2020, Dr. Tierney served as our President and Chief Executive Officer. Dr. Tierney currently is Chief Executive Officer of Pharma2B, a privately held clinical stage pharmaceutical company. Dr. Tierney was the President, Chief Executive Officer and director of Icon Biosciences, Inc., a privately held ophthalmic drug delivery company, from January 2014 to March 2018.  From January 2013 to March 2014, he was a venture partner at Signet Healthcare Partners, a New York City based life science private equity fund. He served as President and Chief Operating Officer of Oceana Therapeutics, Inc., a specialty therapeutic company he co-founded in 2008 and was later acquired by Salix Pharmaceuticals, Ltd. in December 2011. Dr. Tierney served as the President, Chief Executive Officer and director of Valera Pharmaceuticals, Inc., a specialty pharmaceutical company, between August 2000 and April 2007, when Valera completed a merger with Indevus Pharmaceuticals, Inc. Dr. Tierney serves on the board of directors of Catalyst Pharmaceuticals, Inc., Kempharm, Inc. and Bimeda. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms provided to us and written representations from our named executive officers and directors with respect to fiscal year 2019, we believe that all Section 16(a) filing requirements during fiscal year 2020 were complied with.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table presents summary information regarding the total compensation awarded to, earned by or paid to each of the named executive officers for services rendered in all capacities during fiscal years 2020 and 2019. Mr. Bosacki is the only executive officer of the Company as of January 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Steven M. Bosacki	2020	163,094	—	21,777	—	184,871
Chief Executive Officer
David S. Tierney, MD	2020	450,774	—	158,953	—	609,727
Former Chief Executive Officer, Former President and Director(2)	2019	168,750	—	957,723	—	1,126,473
Kin F. Chan, PhD	2020	167,761	—	34,043	10,000	211,804
Former Executive Vice President of Research and Technology(3)	2019	270,000	—	—	—	270,000
Anja Krammer	2019	248,803	—	102,671	238,875	590,349
Former President and Director(4)
Greg Kitchener	2019	173,769	—	—	—	173,769
Former Executive Vice President and Chief Financial Officer(5)

(1)Amounts represent the aggregate fair value amount computed as of the grant date of each award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our consolidated financial statements contained in this annual report on Form 10‑K for the year ended January 31, 2020.

(2)Effective as of January 30, 2020, Dr. Tierney resigned from his role as President and Chief Executive Officer. He remains as a member of the board of directors.

(3)Effective as of July 26, 2019, Dr. Chan resigned from his role as Executive Vice President of Research and Technology. Other compensation includes amounts earned under his consulting agreement.

(4)Effective as of October 10, 2018, Ms. Krammer was terminated from her roles as President and Secretary. Effective March 24, 2019, Ms. Krammer resigned as a member of the board of directors. Amount for fiscal year

2020 includes payments made as a board member. Amount for fiscal year 2019 includes termination benefits of $232,500 and $6,375 for the reimbursements of self‑sourced health care insurance premiums.

(5)Effective as of October 10, 2018, Mr. Kitchener resigned from his roles as Executive Vice President and Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Our Named Executive Officers

We have entered into employment offer letters with each of the named executive officers in connection with his commencement of employment with us. These offers of employment were each subject to execution of our standard confidential information and invention assignment agreement.

Steven Bosacki's Employment Agreement

On July 16, 2019, we entered into an employment agreement with Steven M. Bosacki as Chief Operating Officer. On January 30, 2020, Mr. Bosacki was named Chief Executive Officer and Principal Financial Officer. The offer letter provides the following:

•	A base salary of $300,000 per year.
•	An initial annual bonus target of 40% of base salary.
•	Eligibility to participate in our employee benefit plans and entitled to paid vacation in accordance with our vacation policy on the same basis as other executive employees.
•

An incentive stock option to purchase 91,000 shares of our common stock with an exercise price equal to $0.44, which was equal to the closing price of our common stock on the NYSE American on the date of grant. The option will vest as to one thirty-sixth (1/36) of the shares subject to this option on the last day of each calendar month until all such shares have vested, subject to Mr. Bosacki’s continued employment or service with us. If the option or any other then-outstanding equity awards are not assumed, continued or substituted in a Change in Control (as defined in the Offer Letter), then such unvested equity awards shall accelerate and become vested and exercisable (to the extent applicable) as to 100% of the then-unvested shares subject to the equity awards in effect immediately prior to the Change in Control.

•	Under the terms of the Offer Letter, Mr. Bosacki will receive the following payments in event of a separation from us:
o

In the event of Mr. Bosacki’s termination of employment (a) by us (i) on account of Mr. Bosacki’s death, (ii) on account of Mr. Bosacki’s disability, (iii) for Cause (as defined in the Offer Letter or (b) by Mr. Bosacki without Good Reason (as defined in the Offer Letter), we are obligated to pay Mr. Bosacki (1) any unpaid salary through the date of termination; (2) the amount of any actual bonus earned and payable from a prior period which remains unpaid by us as of the date of termination, (3) reimbursement for any unreimbursed expenses incurred through the date of termination; and (3) all other payments and benefits to which Mr. Bosacki is entitled upon a termination of employment under the terms of any applicable compensation arrangement or benefit or equity plan or program (collectively, the “Accrued Compensation”).

o

In the event of Mr. Bosacki’s termination of employment by us without Cause or is terminated by Mr. Bosacki due to his resignation by Good Reason, (as defined in the Offer Letter), in either case more than one month before or more than twelve months following a Change in Control, and provided that Mr. Bosacki delivers a signed Release (as defined in the Offer Letter) and satisfies all conditions to make the Release effective, Mr. Bosacki will be entitled to receive (1) the Accrued Compensation, (2) a lump sum cash payment in an amount equal to nine months of Mr. Bosacki’s then current annual base salary, and (3) payment of the Consolidated Omnibus Budget Reconciliation Act of 1985

(“COBRA”) premiums (provided Mr. Bosacki timely elect COBRA coverage) for continued health coverage until the earlier of (a) nine months and (b) the date that Mr. Bosacki is covered under the health plan of another employer.

o

In the event a Change in Control occurs and if we terminate Mr. Bosacki’s employment without Cause or if Mr. Bosacki resigns for Good Reason, in each case within the period beginning one month before, and ending twelve months following, such Change in Control, and provided that Mr. Bosacki delivers a signed Release and satisfies all conditions to make the Release effective, Mr. Bosacki will be entitled to receive (1) the Accrued Compensation, (2) a lump sum cash payment in an amount equal to eighteen (18) months of Mr. Bosacki’s then current base salary, (3) payment of COBRA premiums (provided Mr. Bosacki timely elect COBRA coverage) for continued health coverage until the earlier of (a) eighteen months and (b) the date that Mr. Bosacki is covered under the health plan of another and (4) full acceleration of all outstanding equity awards.

Notwithstanding the forgoing, Mr. Bosacki has agreed to waive any change of control payments that would have been due to him pursuant to the Offer Letter upon the closing of the Merger.

Outstanding Equity Awards

The following table includes information as of January 31, 2020 for outstanding equity awards held by our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steven M. Bosacki	15,167	75,833(1)	—	0.44	7/16/2029
David S. Tierney, MD	98,668	197,333(2)	—	5.50	9/11/2028
	70,000	290,000(3)	—	0.84	6/12/2029
Kin F. Chan, PhD	—	—	—	—	—
Anja Krammer	—	—	—	—	—
Greg Kitchener	—	—	—	—	—

(1)The stock option was granted on July 16, 2019, and the shares subject to this option vest 1/36 of the shares on the last day of each full calendar month.

(2)The stock option was granted on September 11, 2018, and the shares subject to this option vest one‑fourth on the one year anniversary of the grant date and 1/36 of the remaining shares vest each month thereafter.

(3)The stock option was granted on June 12, 2019,  and the shares subject to this option vest 1/36 of the shares on the last day of each full calendar month.

Employment Arrangements and Potential Payments upon Termination or Change in Control

See employment arrangements discussed above in “Employment Arrangements with Our Named Executive Officers”.

Director Compensation

The following table provides the total compensation for each person who served as a non‑employee member of our board of directors during fiscal year 2020, including all compensation awarded to, earned by or paid to each person who served as a non‑employee director for some portion or all of fiscal year 2020.  Dr. Tierney, our former President and Chief Executive Officer, received no compensation for his service as a member of our board of directors during fiscal year 2020, and is not included in this table. The compensation received by Dr. Tierney as an employee of the Company is presented in “Summary Compensation Table”.

Director Compensation Fiscal Year 2020

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Michael Hubbard	113,500	—	113,500
Stephen Morlock	82,000	—	82,000
R. Todd Plott, MD	56,000	—	56,000
Anja Krammer(2)	5,914	—	5,914

(1)

For information regarding the number of stock options held by each non‑employee director as of January 31, 2020, see the column “Number of Securities Underlying Stock Options Held as of January 31, 2019” in the table below.

(2)	Ms. Krammer received compensation for her service as a member of our board of directors after she no longer held the positions as our President and Secretary.

Each person who served as a non‑employee member of our board of directors during fiscal year 2020 held the following aggregate number of shares of our common stock subject to outstanding stock options as of January 31, 2020:

Name	Number of Securities Underlying Stock Options Held as of January 31, 2020
Michael Hubbard	80,700
Stephen Morlock	79,900
R. Todd Plott, MD	49,420
David S. Tierney, MD	656,001

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

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during fiscal year 2020 were Mr. Hubbard and Mr. Morlock. No member of our Compensation Committee in fiscal year 2020 was at any time during fiscal year 2020 or at any other time an officer or employee of BioPharmX Corporation or any of its subsidiaries, and none had or have any relationships with BioPharmX Corporation that are required to be disclosed under Item 404 of Regulation S‑K. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or Compensation Committee during fiscal year 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information is described above in Item 5.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 14, 2020 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors or director nominees;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 18,278,219 shares of common stock outstanding as of February 14, 2020. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of February 14, 2020 to be outstanding and to be beneficially owned by the person holding the option and warrant for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o BioPharmX Corporation, 900 E. Hamilton Ave., Suite 100, Campbell, California 95008.

s
	Shares Beneficially Owned
Name of Beneficial Owner	Shares of Common Stock	%
Directors and Named Executive Officers:
Steven M. Bosacki(1)	20,223	*
David S. Tierney(2)	211,167	1.1%
Michael Hubbard(3)	75,250	*
Stephen Morlock(4)	100,506	*
R. Todd Plott(5)	39,787	*

All executive officers and directors as a group (5 persons)(6)	446,933	2.4%
5% or Greater Stockholders
Timber Pharmaceuticals LLC(7)	2,200,328	12.0%

*Represents holdings of less than one percent

(1)Includes options exercisable for 20,223 shares of common stock within 60 days of February 14, 2020.

(2)Includes options exercisable for 207,167 shares of common stock within 60 days of February 14, 2020.

(3)Includes options exercisable for 75,250 shares of common stock within 60 days of February 14, 2020.

(4)Includes options exercisable for 74,450 shares of common stock within 60 days of February 14, 2020 and warrants exercisable for 26,056 shares of common stock within 60 days of February 14, 2020.

(5)Includes options exercisable for 39,787 shares of common stock within 60 days of February 14, 2020.

(6)Includes options exercisable for 416,877 shares of common stock within 60 days of February 14, 2020 and warrants exercisable for 26,056 shares of common stock within 60 days of February 14, 2020.

(7)The shares of common stock held by Timber will become treasury stock of BioPharmX if the Merger is consummated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive officer, president and director compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since February 1, 2019 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest or such other persons as may be required to be disclosed pursuant to Item 404 of Regulation S‑K, which we refer collectively refer to as related parties.

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

Applying the standards above, our board of directors annually reviews the independence of the Company’s directors, taking into account all relevant facts and circumstances. In its most recent review, our board of directors reviewed and discussed, among other things, information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non‑employee director and the transactions involving them, and all other facts and circumstances our board of directors deemed relevant in determining their independence. Based on this review, our board of directors determined that, aside from David S. Tierney, each member of our board of directors is currently considered an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NYSE American.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to performing the audit of our consolidated financial statements, BPM LLP provided various other services during fiscal years 2020 and 2019. Our Audit Committee has determined that BPM LLP’s provisioning of these services, which are described below, does not impair BPM LLP’s independence from us. The aggregate fees billed for fiscal years 2020 and 2019 for each of the following categories of services are as follows:

Fees Billed to BioPharmX Corporation	2020	2019
	(in thousands)
Audit fees(1)	$ 215	$ 205
Audit related fees(2)	—	4
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$ 215	$ 209

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

(b)  Exhibits

EXHIBIT INDEX

2
Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
2.1	Form of Share Exchange Agreement dated January 23, 2014 by and among Thompson Designs, Inc., BioPharmX, Inc. and BioPharmX, Inc. Stockholders	8‑K	000‑54871	1/27/2014	2.1

2.2*	Agreement and Plan of Merger and Reorganization, dated January 28, 2020, among BioPharmX, Timber and Merger Sub	8-K	001-37411	1/29/2020	2.1

3.1	Certificate of Incorporation	S-8	333-201708	1/26/2015	4.01

3.2	Amended and Restated Bylaws	8-K	001-37411	4/26/2019	3.2

3.3	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/18/2016	3.1

3.4	Certificate of Designations of Preferences, Right and Limitations of Series A Convertible Preferred Stock	S-1/A	333-214116	11/18/2016	3.3

3.5	Certificate of Elimination of Certificate of Designations, Preference and Rights of Series A Preferred Stock	8‑K	001‑37411	3/9/2018	3.1

3.6	Certificate of Amendment to the Certificate of Incorporation	10-K	001-37411	4/21/2017	3.5

3.7	Certificate of Amendment to the Certificate of Incorporation	8-K	001-37411	4/26/2019	3.1

4.1	Specimen Stock Certificate	S‑8	333‑201708	1/26/2015	4.03

4.2	Registration Rights Agreement, dated December 10, 2015 by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

4.3	Purchase Agreement, dated December 9, 2015, by and between the Company, Strategic Series—Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds—Franklin Biotechnology Discovery Fund	8‑K	001‑37411	12/11/2015	4.1

2
Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
4.4	Standstill Agreement, dated August 12, 2016, by and among the Company and Franklin Templeton Investment Funds – Franklin Biotehnology Diversity Fund, and Franklin Strategic Series – Franklin Biotechnology Discovery Fund	8‑K	001‑37411	8/18/2016	4.1

4.5	Form of Common Stock Purchase Warrant (issued in connection with April 2016 stock offering)	8‑K	011‑37411	3/29/2016	4.1

4.6	Form of Common Stock Purchase Warrant (issued in connection with Series A stock offering)	10‑K	000‑54871	3/31/2014	Exh. B to Exh. 10.11

4.7	Form of Underwriters’ Warrant Agreement (issued in connection with June 2015 stock offering)	S‑1/A	333‑203317	6/1/2015	4.4

4.8	Assignment and Acceptance, dated September 8, 2016 by and among BioPharmX Corporation, RTW Master Funds, Ltd. and RTW Innovation Master Fund, Ltd.	S-1	333-214116	10/14/2016	4.5

4.9	Form of Common Stock Warrant	8-K	001-37411	11/22/2016	4.1

4.10	Form of Warrant	8-K	001-37411	4/26/2017	4.1

4.11	Form of Representative’s Warrant	S-1/A	333-221027	11/17/2017	4.18

4.12	Form of Series A Common Warrant	S-1/A	333-221027	11/17/2017	4.19

4.13	Form of Pre-funded Warrant	S-1/A	333-221027	11/17/2017	4.20

4.14	Form of Series B Common Warrant	S-1/A	333-221027	11/20/2017	4.21

4.15	Form of Warrant	10-Q	001-37411	12/7/2018	4.1

4.16	Form of Warrant Exercise Agreement	8-K	001-37411	11/21/2018	10.1

4.17	Bridge Warrant To Purchase Common Stock, dated January 28, 2020, made by BioPharmX in favor of Timber	8-K	001-37411	1/29/2020	4.1

4.18	Description of Capital Stock					X

10.1#	Offer letter between Steven Bosacki and BioPharmX Corporation, effective as of July 16, 2019	8-K	001-37411	7/17/2019	10.1

2
Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
10.2	Lease Agreement entered into on October 30, 2018 between BioPharmX, Inc. and The Irvine Company LLC.	8-K	000-37411	10/31/2018	10.1

10.3#	2014 Equity Incentive Plan	8-K	000-54871	1/27/2014	10.7

10.4#	Form of 2014 Equity Incentive Plan award agreement	S-8	333-201708	1/26/2015	4.05

10.5#	2016 Equity Incentive Plan (as amended)	S-8	333-227262	9/10/2018	99.1

10.6#	Form of Stock Option Agreement	S‑8	333‑213627	9/14/2016	4.05

10.7#	Form of Restricted Stock Unit Award Agreement	S‑8	333‑213627	9/14/2016	4.06

10.8#	Form of Stock Bonus Award Agreement	S‑8	333‑213627	9/14/2016	4.07

10.9#	Form of Restricted Stock Agreement	S‑8	333‑213627	9/14/2016	4.08

10.10#	Form of Stock Appreciation Right Award Agreement	S‑8	333‑213627	9/14/2016	4.09

10.11	Form of Indemnification Agreement	S‑1/A	333‑203317	5/14/2015	10.16

10.12	Purchase Agreement, dated August 12, 2016, by and among BioPharmX Corporation and the purchasers listed on Schedule I thereto	8-K	001-37411	8/18/2016	10.1

10.13	Letter Agreement, dated August 12, 2016, by and among BioPharmX Corporation, Franklin Strategic Series – Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund	8-K	001-37411	8/18/2016	10.2

10.14	Form of Common Stock Purchase Warrant	8-K	001-37411	9/27/2016	4.1

10.15	Form of Securities Purchase Agreement	8-K	001-37411	9/27/2016	10.1

10.16	Form of Amendment to Securities Purchase Agreement dated April 25, 2017 by and between the Registrant and certain purchasers	10-Q	001-37411	6/14/2017	10.1

10.17	Form of Securities Purchase Agreement	8-K	001-37411	4/26/2017	10.1

10.18	Form of Securities Purchase Agreement	8-K	001-37411	7/24/2017	10.1

10.19	Form of Securities Purchase Agreement	8-K	001-37411	3/21/2019	10.1

2
Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith

10.20	Placement Agency Agreement	8-K	001-37411	3/21/2019	10.2

10.21#	Consulting Agreement between Kin Chan and BioPharmX, Inc., as amended	10-Q	001-37411	9/9/2019	10.1

10.22	Bridge Loan Credit Agreement, dated January 28, 2020, between BioPharmX and Timber	8-K	001-37411	1/29/2020	10.1

10.23	Note, dated January 28, 2020, made by BioPharmX in favor of Timber	8-K	001-37411	1/29/2020	10.2

10.24	Form of Stockholder Support Agreement	8-K	001-37411	1/29/2020	10.3

10.25	Form of Exchange Agreement, dated January 28, 2020, between BioPharmX and the Holders	8-K	001-37411	1/29/2020	10.4

10.26	Sublease Agreement, dated as of February 14, 2020, by and between BioPharmX and Full Cycle Bioplastics, Inc.	8-K	001-37411	2/18/2020	10.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of BPM LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2	Certification of Chief Accounting Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

2
Exhibit			Incorporated by Reference			Filed
Number	Description of Document	Form	File No.	Filing Date	Exhibit	Herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

#Management compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on March 23, 2020.

BIOPHARMX CORPORATION

By:	/s/ STEVEN M. BOSACKI
	Name:	Steven M. Bosacki
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN M. BOSACKI	Chief Executive Officer	March 23, 2020
Steven M. Bosacki	(Principal Executive Officer and Principal Financial Officer)

/s/ JOYCE GOTO	Chief Accounting Officer (Principal Accounting Officer)	March 23, 2020
Joyce Goto

/s/ MICHAEL HUBBARD	Director	March 23, 2020
Michael Hubbard

/s/ STEPHEN MORLOCK	Director	March 23, 2020
Stephen Morlock

/s/ R. TODD PLOTT	Director	March 23, 2020
R. Todd Plott

/s/ DAVID S. TIERNEY	Director	March 23, 2020
David S. Tierney

BIOPHARMX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioPharmX Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioPharmX Corporation and its subsidiary (the “Company”) as of January 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of the new lease standard.

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

We have served as the Company’s auditor since 2014.

/s/ BPM LLP

San Jose, California

March 23, 2020

Biopharmx corporation

Consolidated balance sheets

(in thousands, except share and per share data)

	January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$727	$3,069
Prepaid expenses and other	259	316
Total current assets	986	3,385

Property and equipment, net	93	148
Operating lease right-of-use asset, net	936	—
Other	115	121
Total assets	$2,130	$3,654

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$564	$1,363
Accrued expenses and other	942	934
Note payable, net of discount and issuance costs of $522	178	—
Total current liabilities	1,684	2,297

Long-term liabilities:
Non-current operating lease liability	761	—
Other	24	59
Total liabilities	2,469	2,356

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 15,227,891 and 8,732,612 shares issued and outstanding as of January 31, 2020 and 2019, respectively	15	9
Additional paid-in capital	87,867	79,823
Accumulated deficit	(88,221)	(78,534)
Total stockholders' equity (deficit)	(339)	1,298
Total liabilities and stockholders' equity (deficit)	$2,130	$3,654

Note: Share amounts as of January 31, 2019 have been adjusted to reflect the impact of a 1-for-25 reverse stock split effected in April 2019 as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

BioPharmX Corporation

Consolidated statements of operations and Comprehensive loss

(in thousands, except share and per share data)

	Year ended January 31,
	2020	2019

Revenues, net	$—	$57
Cost of goods sold	—	83
Gross margin	—	(26)
Operating expenses:
Research and development	4,690	9,079
Sales and marketing	714	2,157
General and administrative	4,282	5,244
Total operating expenses	9,686	16,480

Loss from operations	(9,686)	(16,506)

Change in fair value of warrant and stock liabilities	291	28
Other income (expense), net	(290)	(778)
Loss before provision for income taxes	(9,685)	(17,256)
Provision for income taxes	2	2
Net loss and comprehensive loss	$(9,687)	$(17,258)

Basic and diluted net loss per share	$(0.75)	$(2.23)

Shares used in computing basic and diluted net loss per share	12,921,000	7,727,000

Note: Share and per share amounts for the year ended January 31, 2019 have been adjusted to reflect the impact of a 1-for-25 reverse stock split effected in April 2019 as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Stockholders' EQUITY (DEFICIT)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of February 1, 2018	6,402,500	$6	$66,344	$(61,278)	$5,072
Cumulative-effect adjustment from adoption of new accounting pronouncement	—	—	—	2	2
Issuance of common stock due to exercise of options	5,602	1	1	—	2
Issuance of common stock due to exercise of warrants	2,324,510	2	10,543	—	10,545
Stock-based compensation expense	—	—	2,061	—	2,061
Fair value of modification of warrants			874	—	874
Net loss	—	—	—	(17,258)	(17,258)
Balance as of January 31, 2019	8,732,612	9	79,823	(78,534)	1,298
Issuance of common stock due to exercise of options	1,667	—	4	—	4
Issuance of common stock, net of issuance costs of $0.6 million	6,493,612	6	7,194	—	7,200
Fair value of common stock liability reclassed to accrued expenses and other			(663)		(663)
Fair value of modification of warrants			308		308
Fair value of warrant issued with note payable			460		460
Stock-based compensation expense			741		741
Net loss				(9,687)	(9,687)
Balance as of January 31, 2020	15,227,891	$15	$87,867	$(88,221)	$(339)

Note: Share amounts as of January 31, 2019 and February 1, 2018 have been adjusted to reflect the impact of a 1-for-25 reverse stock split effected in April 2019 as discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Biopharmx Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,687)	$(17,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	741	2,061
Fair value of modification of warrants	308	874
Depreciation expense	61	62
Amortization of note discount	13	—
Change in fair value of warrant and stock liabilities	(291)	(28)
Impairment loss on property and equipment	78	—
Other non-cash expense	—	3
Changes in assets and liabilities:
Prepaid expenses and other assets	63	(32)
Accounts payable	(799)	(13)
Accrued expenses and other liabilities	(594)	(661)
Net cash used in operating activities	(10,107)	(14,992)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(43)
Net cash used in investing activities	(30)	(43)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	7,200	—
Proceeds from exercises of common stock warrants	—	10,546
Proceeds from exercises of stock options	4	1
Payments on financing lease obligation	(34)	(19)
Proceeds from issuance of note payable	625	—
Net cash provided by financing activities	7,795	10,528
Net decrease in cash and cash equivalents	(2,342)	(4,507)
Cash and cash equivalents as of beginning of year	3,069	7,576
Cash and cash equivalents as of end of year	$727	$3,069

Non-cash investing activities:
Property and equipment acquired through finance lease	$54	$61
Non-cash financing activities:
Issuance of warrants in connection with note payable	$460	$—
Fair value of common stock liability reclassed to accrued expenses and other	$663	$—
Supplemental disclosures:
Income taxes paid	$2	$2

The accompanying notes are an integral part of these consolidated financial statements.

BIOPHARMX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BioPharmX Corporation (the Company) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on the dermatology market. Its focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Its strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Adminstration (FDA) approved or well characterized active pharmaceutical ingredients  (API). The Company aims to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. The Company’s approach is to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantX™ topical drug delivery system.

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company has financed its operations primarily through the sale of equity and convertible notes.

On January 28, 2020, the Company entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement), with Timber Pharmaceuticals LLC, a Delaware limited liability company (Timber), and BITI Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of BioPharmX (Merger Sub). Subject to the terms and conditions contained in the Merger Agreement, including approval of the transactions contemplated therein by the Company’s stockholders and by Timber’s members, Merger Sub will be merged with and into Timber (the Merger), with Timber surviving the Merger as a wholly-owned subsidiary of BioPharmX. As a condition to the closing of the Merger, Timber has agreed to secure $20 million of financing for the combined company. The Merger is currently expected to be completed in the first quarter of fiscal year 2021.

Under the Merger Agreement, following the Merger, the Timber members, including the investors funding the $20 million investment, will own approximately 88.5% of the outstanding common stock of BioPharmX and the BioPharmX stockholders will own approximately 11.5% of the outstanding common stock, subject to certain adjustments as more particularly set forth in the Merger Agreement. The holder of a preferred membership interest in Timber of approximately $1.7 million will receive shares of newly designated preferred stock of BioPharmX which, other than conversion rights, shall have economic terms which are substantially the same as the economic terms of the preferred units of Timber currently outstanding. In addition, as part of the financing transaction, post-closing the Company will become obligated to issue warrants to purchase additional shares of common stock to the financing source, which may further dilute the holders of interests in the combined company. Upon completion of the Merger, the Company will change its name to Timber Pharmaceuticals, Inc. and the officers and directors of Timber will become the officers and directors of BioPharmX.

In connection with the Merger Agreement, the Company entered into a Credit Agreement with Timber, pursuant to which Timber has agreed to make a bridge loan to the Company (the Bridge Loan), in an aggregate amount of $2.25 million with $250,000 original issue discount. As of the date of this report, the Company has received $1,250,000 under the Bridge Loan and the remaining $1,000,000 is expected upon closing of the Merger. As of  January 31, 2020, the Company had received $625,000 with $75,000 original issue discount.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in  consolidation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Accounts receivable have been included in prepaid expenses and other current assets in the consolidated balance sheets. The amount for the prior period has been reclassified to be consistent with the current year presentation and has no impact on previously reported total assets, total stockholders’ equity (deficit) or net loss.

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

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses, notes payable and other liabilities approximate fair value due to their short maturities.

Property and Equipment, net

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. For the year ended January 31, 2020, the Company recorded an impairment loss of approximately $78,000 on property and equipment, net as result of the closure of the office and laboratory space in San Jose, California. The Company did not identify any impairment losses for the year ended January 31, 2019.

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

Common Stock Liability

In January 2020, the Company entered into an exchange agreement with certain warrant holders, in which approximately 2.3 million warrants to purchase shares of common stock will be exchanged for 850,000 shares of common stock. As of January 31, 2020, the common stock liability included the value of common stock to be issued in the exchange. The value of these shares was approximately $383,000 as of January 31, 2020 and is included in accrued expenses and other on the consolidated balance sheets.

Revenue Recognition

Revenue is related to the iodine dietary supplement, VI2OLET, which was divested in November 2018. Effective February 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective transition method. The cumulative effect of the initial application of ASC 606 of approximately $2,000 was recognized as an adjustment to accumulated deficit and a decrease to deferred revenue as of February 1, 2018. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheets, or statements of operations and comprehensive loss and cash flows for the year ended January 31, 2019.

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

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more-likely-than-not that the benefit will not be realized for the deferred tax assets.

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

Comprehensive Loss

Comprehensive loss is the change in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from net loss. For the years ended January 31, 2020 and 2019, the Company’s comprehensive loss is equal to its net loss. There were no components of other comprehensive loss for any of the periods presented.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding during the period. The weighted average shares outstanding for the years ended January 31, 2020 and 2019 exclude 7,733 shares of unvested restricted common stock. Diluted net loss per share attributable to common stockholders is calculated based on the weighted average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period.

As of January 31, 2020 and 2019, approximately 8,421,000 and 7,308,000, potentially dilutive securities, respectively, were excluded from the computation of diluted loss per share because their effect on net loss per share would be anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, and in July 2018, ASU No. 2018-11, Targeted Improvements, which requires entities to recognize assets and liabilities for leases with lease terms greater than twelve months. The Company adopted this standard as of February 1, 2019, and the Company’s leases are classified as operating leases and will continue to be classified as operating leases under the new accounting method. Adoption of the new standard resulted in the recording of an operating lease right-to-use asset of $1.2 million, which represents the present value of the remaining lease payments as of the date of adoption discounted using an incremental borrowing rate of 15%, and an operating lease liability of $1.3 million. The adoption did not have an impact on the Company’s consolidated statements of operations and comprehensive loss or cash flows. See Note 10 for further information.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Effective February 1, 2019, the Company adopted this standard, and the adoption did not have a material impact on its consolidated financial statements.

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

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of January 31, 2020, the Company had cash and cash equivalents of $0.7 million and working capital deficit of $0.7 million.

The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of notes. The Company incurred a net loss of $9.7 million and $17.3 million for the years ended January 31, 2020 and 2019, respectively, and had an accumulated deficit of $88.2 million as of January 31, 2020.

The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in its industry. The Company will require significant additional financing in the future. If the Merger is not consummated, it will likely be required to wind-down and dissolve as a company and would be required to pay all its debts and contractual obligations and set aside certain reserves for potential future claims. While the Company will also attempt to consummate a financing to allow it to continue as a going concern, based on its recent strategic process, it does not believe that it will be able to consummate a financing on reasonable terms sufficient to obtain such additional financial resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

3.  BALANCE SHEET DETAILS

	January 31,
	2020	2019
	(in thousands)
Property and equipment, net:
Laboratory equipment	$214	$196
Computer and equipment	96	129
	310	325
Less: accumulated depreciation	(217)	(177)
	$93	$148

Depreciation expense for the years ended January 31, 2020 and 2019 was approximately $61,000 and $62,000, respectively. In the fourth quarter of fiscal year 2020, the Company recorded a write-down of approximately $78,000 for certain property and equipment as result of the closure of the office and laboratory space in San Jose, California.

	January 31,
	2020	2019
	(in thousands)
Accrued expenses and other current liabilities:
Fair value of common stock liability	$383	$—
Operating lease liability - current portion	260	—
Legal	138	45
Compensation	51	371
Research and development	49	399
Other	61	119
	$942	$934

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

As of January 31, 2020, the Company recorded a $0.4 million common stock liability, which is classified as Level 1 within the fair value hierarchy.

The fair value of the warrant liability was classified as a Level 3 liability, as the Company uses unobservable inputs to value it. The table below presents the activity within Level 3 of the fair value hierarchy (in thousands):

Warrant Liability
Balance as of February 1, 2018	$39
Change in fair value of warrants	(28)
Balance as of January 31, 2019	11
Change in fair value of warrants	(11)
Balance as of January 31, 2020	$—

The warrant liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

5.  COMMITMENTS AND CONTINGENCIES

Commitments

As part of the Merger process, the Company’s board of directors approved a retention bonus plan totaling $120,000 to be paid to employees. Payments under the retention bonus plan are based on meeting certain objectives. As of January 31, 2020, none of these objectives had been met. In the event the remaining employees are terminated as part of the Merger, severance payment obligations of approximately $75,000 are expected to be paid.

See Note 10 for discussion regarding the Company’s operating and financing lease commitments.

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

6.   STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In March 2019, the Company issued 1,745,800 shares of common stock at a price per share of $0.09 resulting in net proceeds of $3.6 million in a registered direct offering.

On May 16, 2019, the Company entered into a Capital on Demand TM Sales Agreement (Sales Agreement) with JonesTrading Institutional Services LLC, as agent (JonesTrading), pursuant to which the Company may offer and sell, from time to time through JonesTrading, shares of the Company’s common stock, par value $0.001 per share (the Common Stock), having an aggregate offering price of up to $8.5 million. As of January 31, 2020, the Company had sold an aggregate of 4,747,812 shares of Common Stock pursuant to the terms of such Sales Agreement for aggregate net proceeds of $3.6 million.

Warrants

A summary of warrants outstanding as of January 31, 2020 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to June 2015 financing	4,363	$ 68.75	June 2020
Warrants related to April 2016 financing	70,581	$ 30.00	April 2021
Warrants related to September 2016 financing (1)(4)	51,466	$ 18.75	September 2021 to March 2022
Warrants related to November 2016 financing	1,216,230	$ 8.75	November 2024
Warrants related to November 2016 financing	35,818	$10.938	November 2022
Warrants related to November 2016 financing	7,926	$ 8.25	November 2022
Warrants related to April 2017 financing	32,053	$ 22.50	October 2022
Warrants related to October 2017 financing	153,848	$ 7.50	October 2022
Warrants related to November 2017 financing (4)	2,277,412	$ 5.00	November 2022
Warrants related to November 2018 financing (2)(4)	1,066,670	$ 4.10	May/June 2021
Warrants related to note payable (3)	2,255,336	$ 0.01	July 2022
	7,171,703

(1)

In connection with the sale of common stock in September 2016, warrants to purchase 51,466 shares of common stock were issued at an exercise price of $18.75 per share. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $566,000 was recorded as a warrant liability. To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%. As of January 31, 2020, there was no fair value related to these warrants.

(2)

On November 20, 2018, the Company entered into agreements with holders of certain of its warrants to purchase common stock with an exercise price per share of $6.25 originally issued on November 24, 2017 (Existing Warrants), whereby the holders and the Company agreed that the holders would cash exercise  1,066,670 shares of common stock underlying such Existing Warrants at a reduced price of $3.50, and the Company would issue new warrants to such holders to purchase up to an aggregate of 1,066,670 shares of common stock (New Warrants). The New Warrants are exercisable after the six-month anniversary of their issuance and terminate on the 30-month anniversary following their issuance. The New Warrants have an exercise price per share of $4.10. The Company recorded a charge for the incremental fair value of approximately $874,000 in the other expense line item in the consolidated statements of operations and comprehensive loss. The fair value of the warrants exercised was computed as of the date of exercise using the following assumptions: risk-free interest rate of 2.51%, contractual term of 6 months, expected volatility of 78.4% and a dividend rate of 0%.

(3)	On January 28, 2020, in connection with the Bridge Loan, the Company issued a warrant to purchase common stock. See Note 11 for discussion regarding the accounting treatment of this warrant.

(4)

On January 28, 2020, the Company entered into an exchange agreement with certain warrant holders, in which approximately 2.3 million warrants to purchase shares of common stock will be exchanged for 850,000 shares of common stock. These certain warrants contained language that would have allowed the warrant holders to convert the warrants into shares of common stock at the time of the consummation of the Merger based on a Black-Scholes value of these certain warrants. On January 28, 2020, the Company revalued the warrants for the shares of common stock to be issued resulting in a charge to other income and expense of approximately $308,000 due to the incremental value between the warrants and exchanged shares of common stock. To value the warrants for approximately 2.3 million shares of common stock to be exchanged, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.47%, remaining contractual term of warrant, average expected volatility of 106% and a dividend rate of 0%. On January 31, 2020, the Company revalued the common stock liability and due to the lower closing stock price of the Company’s common stock, the common stock liability was reduced by approximately $280,000.  As of January 31, 2020, the common stock liability was approximately $383,000. The exchange was effected on February 3, 2020.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (“2014 Plan”), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant. In March 2017, the 2016 Plan was amended and the shares reserved for issuance was increased by 800,000 shares to a total of 960,000 shares. In August 2018, the 2016 Plan was amended and the shares reserved for issuance were increased by 2,000,000 shares to a total of 2,960,000 shares of common stock. The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option activities under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2018	75,396	988,452	$10.30	9.17	$304
Shares authorized for issuance	2,000,000	—
Granted	(417,660)	417,660	$5.23
Exercised	—	(11,129)	$2.53
Canceled and returned to the 2016 Plan	449,839	(449,839)	$7.52
Canceled subsequent to termination of the 2014 Plan	—	(27,199)	$25.33
Balance as of January 31, 2019	2,107,575	917,945	$9.02	7.92	$23
Granted	(893,820)	893,820	$0.84
Exercised	—	(1,667)	$2.50
Canceled and returned to the 2016 Plan	524,231	(524,231)	$5.26
Canceled subsequent to termination of the 2014 Plan	—	(51,375)	$25.43
Balance as of January 31, 2020	1,737,986	1,234,492	$4.02	8.37	$1
Vested and exercisable		508,154	$6.43	7.30	$—
Vested and expected to vest		1,069,509	$4.27	8.25	$1

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2018	26,400	$35.90	7.72	$—
Granted	16,000	$4.75
Canceled	(11,400)	$41.22
Balance as of January 31, 2019	31,000	$17.86	6.6	$—
Canceled	(24,333)	$21.46
Balance as of January 31, 2020	6,667	$4.75	—	$—
Vested and exercisable	6,667	$4.75	—	$—
Vested and expected to vest	6,667	$4.75	—	$—

The following table summarizes significant ranges of outstanding and exercisable options as of January 31, 2020:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$0.44 - $0.84	666,764	9.21	$0.79	175,072	$0.81
$0.85 - $4.00	95,094	6.59	$2.54	82,206	$2.54
$4.01 - $10.50	388,625	8.06	$5.62	172,205	$5.84
$10.51- $18.50	69,893	4.70	$16.78	64,555	$16.69
$18.51 - $28.50	6,400	6.30	$20.19	6,400	$20.19
$28.51 - $75.00	14,383	4.33	$51.17	14,383	$51.17
	1,241,159	8.33	$4.02	514,821	$6.41

The total intrinsic value of stock options exercised during the year ended January 31, 2020 was di minimus. The total intrinsic value of stock options exercised during the year ended January 31, 2019 was approximately $26,000. During the year ended January 31, 2019, certain stock options were exercised pursuant to net exercise provisions, resulting in 138,157 shares of common stock retired in exchange of the total exercise price. The weighted average grant date fair values of the stock options granted during the years ended January 31, 2020 and 2019 was $0.44 and $3.00, respectively.

7.  STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the statements of operations and comprehensive loss (in thousands):

	Year ended
	January 31,
	2020	2019
Research and development	$238	$654
Sales and marketing	57	414
General and administrative	446	993
Total	$741	$2,061

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of January 31, 2020, total compensation costs related to unvested, but not yet recognized, stock-based awards was $0.8 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.29 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

The following assumptions were used to calculate the estimated fair value of awards granted:

	Year ended
	January 31,
	2020	2019
Expected volatility	68.3% - 70.8%	78.8% - 91.0%
Expected term in years	4.0	4.0
Risk-free interest rate	1.88% - 2.51%	2.43% - 2.98%
Expected dividend yield	—	—

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

8.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all full-time employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company has made no contributions to the plan for the years ended January 31, 2020 and 2019.

9.  INCOME TAXES

No federal income taxes were paid during the years ended January 31, 2020 and 2019 due to the Company’s net losses. The provision of income taxes consist of state minimum income taxes.

As of January 31, 2020, the Company had available federal net operating loss (“NOL”) carryforwards of $77.4 million which will begin to expire in 2030 and California state NOL carryforwards of $70.8 million which will begin to expire in 2033. As of January 31, 2020 and 2019, the net deferred tax assets of approximately $24.0 million and $21.1 million, respectively, generated primarily by NOL carryforwards, have been fully reserved due to the uncertainty surrounding the realization of such benefits. The net valuation allowance increased by $2.6  million and $4.9 million during the years ended January 31, 2020 and 2019,  respectively.

Current tax laws impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carryforwards could be limited.  Although the Company has not conducted a formal NOL carryforward analysis, as a result of the registered direct offering in March 2019,  pending ownership change that will result from the Merger and prior financing transactions, the NOL and credit carryforwards amounts of $21.1 million and $1.2 million, respectively, may be materially limited.

Significant components of the Company’s deferred tax assets were as follows (in thousands):

	January 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$21,101	$18,769
Stock-based compensation expense	1,251	1,163
Tax credit carryforwards	1,203	1,022
Operating lease liability	285	—
Other	121	160
Total deferred tax assets	23,961	21,114
Less: valuation allowance	(23,700)	(21,114)
Net deferred tax assets	261	—
Deferred tax liability:
Operating lease right-of-use asset	(261)	—
Total deferred tax liability	(261)	—
Net deferred tax assets	$—	$—

A reconciliation of income taxes provided at the federal statutory rate (21% in 2019) to the actual income tax provision was as follows (in thousands):

	Year ended
	January 31,
	2020	2019
Income tax benefit computed at U.S. statutory rate	$(2,034)	$(3,624)
State income tax (net of federal benefit)	(645)	(1,478)
Change in valuation allowance	2,586	4,857
Research and development credits	(86)	(158)
Other	181	405
Provision for income taxes	$2	$2

As of January 31, 2020 and 2019, the Company did not have any material unrecognized tax benefits. The tax years from 2010 to 2020 remain open for examination by the federal and state authorities.

10. LEASES

On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California. The lease commenced in December 2018 and will terminate in December 2023. The lease requires payment of maintenance, utilities, taxes, insurance and other operating expenses associated with the leased space. On February 14, 2020, the Company entered into a sublease agreement for its 11,793 square feet office and laboratory space in San Jose, California. The sublease covers the term of the master lease. Payments from the sublease are expected to materially offset the costs for lease and related operating expenses.

Effective February 1, 2019, the Company adopted ASC 842,  Leases, which resulted in the recording of an operating lease right-to-use asset of $1.2 million and corresponding short-term and long-term liabilities of $0.3 million and $1.0 million, respectively. The right-to-use asset and corresponding liability for the facility lease have been measured at the present value of the future minimum lease payments using a 15% rate which was considered the Company’s incremental borrowing rate at the time of adoption. The Company has an option to extend the lease for an additional 36 months, but, as the renewal is not reasonably certain, the Company has not included this renewal option in its accounting for the lease. Lease expense is recognized on a straight-line basis over the lease term and was approximately $370,000 and $586,000 for the years ended January 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of the operating lease liability for the year ended January 31, 2020 was approximately $338,000 and was included in net cash used in operating activities in the statement of cash flows.

The future minimum payments under the Company’s operating lease as of January 31, 2020 are as follows (in thousands):

Operating Lease
Fiscal years ending January 31,
2021	$372
2022	382
2023	392
2024	334

Total future minimum lease payments	1,480
Less: present value discount	(459)
Present value of operating lease liabilities	$1,021

The Company recorded financing leases related to laboratory equipment purchased in March 2018 and May 2019. The leased asset values were approximately $61,000 and $54,000, respectively, and the corresponding current and long-term liabilities were recorded in accrued expenses and other current liabilities and other long-term liabilities, respectively. Total future payments representing interest until the termination of leases were approximately $6,000 as of January 31, 2020.

The following table summarizes the Company’s financing lease commitment as of January 31, 2020 (in thousands):

Financing Leases
Fiscal years ending January 31,
2021	$43
2022	22
2023	5
Total	$70

11. NOTE PAYABLE

In connection with the Merger Agreement, the Company and Timber entered into a Credit Agreement, dated as of January 28, 2020, pursuant to which Timber has agreed to make a Bridge Loan to the Company in an aggregate amount of $2.25 million. Pursuant to the terms of the Credit Agreement, Timber will make the Bridge Loan to the Company in three tranches: (i) a $625,000 initial advance ($700,000 less $75,000 of original issue discount (OID)) made on the closing date of the Credit Agreement; (ii) $625,000  ($700,000 less $75,000 of OID) 30 days thereafter; and (iii) $1,000,000  ($1,100,000 less $100,000 of OID) upon the closing of the Merger. The Bridge Loan bears interest at a rate of 12% per annum and is repayable on June 15, 2020, subject to extension for an additional month under certain circumstances, the termination (without completion) of the Merger or upon a liquidity event, as defined in the Credit Agreement. The Company has also issued to Timber a promissory note setting forth the terms of repayment (the Note).

The Bridge Loan is collaterized by a lien on all of the Company's assets. Further, in connection with the Bridge Loan, on January 28, 2020 the Company issued to Timber a warrant to purchase approximately 2.3 million shares of common stock at an exercise price of $0.01 (the Bridge Warrant). The Bridge Warrant was exercised on a cashless basis on February 10, 2020 for a total amount of 2,200,328 shares of the Company’s common stock.

As of January 31, 2020, the Company received the initial tranche of $625,000 and recorded the note payable based on the relative fair values of the Bridge Warrant and Note. To value the Bridge Warrrant, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.44%, contractual term of 30 months, expected volatility of 70.3% and a dividend rate of 0%. The fair value of the Bridge Warrant was approximately $460,000 and was recorded as additional paid-in capital and a discount on the Bridge Loan.  The debt discount and issuance costs of $522,000 as of January 31, 2020 will be amortized through June 15, 2020. The Company recorded

$13,000 in note discount in interest expense for the year ended January 31, 2020. On February 28, 2020, the Company received the second tranche payment of $625,000.

12. SUBSEQUENT EVENTS

Except as noted in Note 11, there are no subsequent events that have occurred since January 31, 2020 that required recognition or disclosure in the financial statements.