Form 10-Q
period 2020-04-30
Timber Pharmaceuticals, Inc.
filed 2020-06-12
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37411

TIMBER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Tice Blvd, Suite A26, Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 973-314-9570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TMBR	The NYSE American, LLC

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

As of May 31, 2020, there were outstanding 11,849,031 shares of the registrant’s common stock, $0.001 par value.

EXPLANATORY NOTE

This Quarterly Report is filed by Timber Pharmaceuticals, Inc. (formerly known as BioPharmX Corporation) (“Timber,” “we,” “us,” “our,” or the “Company”). As of and for the three months ended April 30, 2020, the Company was in the business of developing prescription products utilizing its proprietary HyantX Topical Delivery System for dermatology indications. As reported in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020 and as discussed in more detail in this Quarterly Report, on May 18, 2020, the Company completed its business combination with Timber Pharmaceuticals LLC (“Timber Sub”) by and among the Company, Timber Sub and BITI Merger Inc., pursuant to which Timber Sub became a wholly-owned subsidiary of the Company (the “Merger”) and in connection with the Merger, the Company changed its name to “Timber Pharmaceuticals, Inc.”

The Merger was treated by the Company as a reverse merger and accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). For accounting purposes, Timber Pharmaceuticals, LLC is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

As a result of the Merger, since May 18, 2020, the Company is a biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases.

Accordingly, the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the future business, financial condition and results of operations of the Company, and are not indicative of the business, financial condition and results of operations of the Company, for any future period. The Company’s future business, financial condition and results of operations will reflect the business, financial condition and results of operations of the Company and its consolidated subsidiaries.

2

TIMBER PHARMACEUTICALS, INC.

Form 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Timber Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	April 30,	January 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$279	$727
Prepaid expenses and other	149	259
Total current assets	428	986

Property and equipment, net	16	93
Operating lease right-of-use asset, net	871	936
Other	115	115
Total assets	$1,430	$2,130

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$625	$564
Accrued expenses and other	723	942
Note payable, net of discount and issuance costs of $174 and $522, respectively	1,191	178
Total current liabilities	2,539	1,684

Long-term liabilities:
Non-current operating lease liability	696	761
Other	74	24
Total liabilities	3,309	2,469

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of April 30, 2020 and January 31, 2020	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 1,523,185 and 1,268,991 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	2	1
Additional paid-in capital	88,351	87,881
Accumulated deficit	(90,232)	(88,221)
Total stockholders' deficit	(1,879)	(339)

Total liabilities and stockholders' deficit	$1,430	$2,130

Note: Share amounts presented above have been adjusted to reflect the impact of a 1-for-12 reverse stock split effected in May 2020 as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three months ended
	April 30,
	2020	2019
Operating expenses:
Research and development	$94	$2,199
Sales and marketing	143	264
General and administrative	1,378	1,177
Total operating expenses	1,615	3,640

Loss from operations	(1,615)	(3,640)

Change in fair value of warrant and common stock liability	35	9
Other income (expense), net	(431)	10
Loss before provision for income taxes	(2,011)	(3,621)
Provision for income taxes	—	2
Net loss	$(2,011)	$(3,623)

Basic and diluted net loss per share	$(1.34)	$(4.61)

Shares used in computing basic and diluted net loss per share	1,502,000	786,000

Note: Share and per share amounts presented above have been adjusted to reflect the impact of a 1-for-12 reverse stock split effected in May 2020 as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of February 1, 2020	1,268,991	$1	$87,881	$(88,221)	$(339)
Issuance of common stock upon exercise of warrants	183,361	1	(1)	—	—
Issuance of common stock in warrant exchange	70,833	—	348	—	348
Stock-based compensation expense	—	—	123	—	123
Net loss	—	—	—	(2,011)	(2,011)
Balance as of April 30, 2020	1,523,185	$2	$88,351	$(90,232)	$(1,879)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance as of February 1, 2019	727,718	$1	$79,831	$(78,534)	$1,298
Issuance of common stock upon exercise of options	139	—	4	—	4
Issuance of common stock, net of issuance costs of $0.4 million	145,483	—	3,554	—	3,554
Stock-based compensation expense	—	—	191	—	191
Net loss	—	—	—	(3,623)	(3,623)
Balance as of April 30, 2019	873,340	$1	$83,580	$(82,157)	$1,424

Note: Share amounts presented above have been adjusted to reflect the impact of a 1-for-12 reverse stock split effected in May 2020 as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,011)	$(3,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	123	191
Depreciation expense	—	14
Amortization of note discount	388	—
Change in fair value of warrant liability	(35)	(9)
Changes in assets and liabilities:
Prepaid expenses and other assets	110	66
Accounts payable	61	(178)
Accrued expenses and other liabilities	284	206
Net cash used in operating activities	(1,080)	(3,333)
Cash flows from investing activities:
Proceeds from sale of property and equipment	77	—
Purchases of property and equipment	—	(6)
Net cash provided by (used in) investing activities	77	(6)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	3,554
Proceeds from note payable	625	—
Proceeds from exercises of stock options	—	4
Payments on financing lease obligation	(70)	(5)
Net cash provided by financing activities	555	3,553
Net increase (decrease) in cash and cash equivalents	(448)	214
Cash and cash equivalents as of beginning of period	727	3,069
Cash and cash equivalents as of end of period	$279	$3,283

Non-cash financing activities:
Value of common stock issued in warrant exchange	$348	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMBER PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Timber Pharmaceuticals, Inc., formerly known as BioPharmX Corporation, (together with its subsidiary the “Company” or “Timber”) is incorporated under the laws of the state of Delaware and originally incorporated on August 30, 2010 in Nevada under the name Thompson Designs, Inc. The Company has one wholly-owned subsidiary, BioPharmX, Inc., a Nevada corporation. The Company is a specialty pharmaceutical company focused on the dermatology market. Its focus is to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Its strategy is to bring new products to market by identifying optimal delivery mechanisms and/or alternative applications for United States Food and Drug Adminstration (“FDA”) approved or well characterized active pharmaceutical ingredients (“API”). The Company aims to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part on literature and/or the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. The Company’s approach is to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantX™ topical drug delivery system.

Since the Company’s inception, substantially all of the Company’s efforts have been devoted to developing its product candidates, including conducting preclinical and clinical trials, and providing general and administrative support for its operations. The Company has financed its operations primarily through the sale of equity and convertible notes.

Merger Agreement

On May 18, 2020, the Company completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 (the “Merger Agreement”), by and among the Company, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, the Company effected a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-12 (the “Reverse Stock Split”). Immediately after completion of the Merger, the Company changed its name to “Timber Pharmaceuticals, Inc.”, focused on the development and commercialization of treatments for orphan dermatologic diseases.

Under the terms of the Amended Merger Agreement, the Company issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 11,867,904 shares of Common Stock outstanding (after the Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding VARs, as defined below) owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 629.57 shares of Common Stock for each Timber Sub unit. In addition, the 584 Value Appreciation Rights of Timber Sub (“VARs”) that were outstanding immediately prior to Merger became denoted and payable in 367,670 shares of Common Stock at the Effective Time. Further, the holder of the 1,820,046 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,821 shares of the newly created convertible Series A preferred stock at the effective time of the Merger (the “Effective Time”).

In connection with the Merger Agreement, the Company entered into a Credit Agreement with Timber Sub, pursuant to which Timber Sub has agreed to make a bridge loan to the Company (the “Bridge Loan”), in an aggregate amount of $2.25 million with $250,000 original issue discount. As of April 30, 2020, the Company had received $1,250,000 under the Bridge Loan with the remaining $1,000,000 received on May 18, 2020.

Securities Purchase Agreement

On May 18, 2020, the Company and Timber Sub completed a previously announced private placement transaction with certain accredited investors for an aggregate purchase price of approximately $25.0 million (comprised of (x) approximately $5 million credit with respect to the senior secured notes issued in connection with the bridge loan that certain of the Investors made to Timber Sub at the time of the execution of the Merger Agreement, and (y) approximately $20 million in cash from the Investors, whereby, among other things, Timber Sub issued to the Investors common units of Timber Sub immediately prior to the Merger (the “Pre-Merger Financing”), pursuant to the Securities Purchase Agreement (the “Securities Purchase Agreement”), made and entered into as March 27, 2020, as amended, by and among the Company, Timber Sub and the institutional investors party thereto (the “Investors”).

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors (the “Bridge Investors”), the Company issued to the Bridge Investors, on May 22, 2020, warrants to purchase 413,751 shares of Common Stock at an exercise price of $2.2362.

Investor Warrants

On June 2, 2020, pursuant to the terms of the Securities Purchase Agreement, the Company issued the Series A Warrants, the Series B Warrants and the Bridge Warrants.

Series A Warrants

The Series A Warrants were issued on June 2, 2020 at an initial exercise price of $2.7953 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 8,384,764 shares of Common Stock in the aggregate.

The Series A Warrants provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the Series A Warrants, to have issued or sold, any shares of Common Stock for a price per share lower than the exercise price then in effect (a “Dilutive Issuance”), subject to certain limited exceptions, then the exercise price of the Series A Warrants shall be reduced to such lower price per share. Notwithstanding the foregoing, no adjustment to the exercise price of the Series A Warrants as a result of a Dilutive Issuance shall cause the exercise price to be less than $1.2085, calculated based on a pre-money valuation (of the combined company, assuming for this purpose the pre-money issuance of the Converted Shares) of $15 million.

In addition, the exercise price and the number of shares of Common Stock issuable upon exercise of the Series A Warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions. Further, on each Reset Date (as defined below) the Series A Warrants will be adjusted downward (but not increased) such that the exercise price thereof becomes 125% of the Reset Price (as defined below), and the number of shares underlying the Series A Warrants will be increased (but not decreased) to the quotient of (a)(i) the exercise price in effect prior to the Reset (as defined below) multiplied by (ii) the number of shares underlying the Series A Warrants prior to the Reset divided by (b) the exercise price resulting from the Reset.

Pursuant to the Series A Warrants, the Company has agreed not to enter into, allow or be party to certain fundamental transactions, generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of the Common Stock (a “Fundamental Transaction”) until the 45th trading day immediately following the earlier to occur of (x) the date a holder can sell all underlying securities pursuant to Rule 144 without restriction or limitation and without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and (y) June 2, 2022 (the “Reservation Date”). Thereafter, upon any exercise of a Series A Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series A Warrant), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Series A Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series A Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Series A Warrant following such Fundamental Transaction. The Company shall cause any successor entity in a Fundamental Transaction in which the Company is not the survivor (the “Successor Entity”) to assume in writing all of the obligations of the Company under the Series A Warrants, upon which the Series A Warrants shall become exercisable for shares of Common Stock, shares of the common stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Series A Warrants prior to such Fundamental Transaction, at the holders’ election.

Additionally, at the request of a holder delivered before the 90th day after the consummation of a Fundamental Transaction, the Company or the successor entity must purchase such holder’s warrant for the value calculated using the Black-Scholes option pricing model as of the day immediately following the public announcement of the applicable Fundamental Transaction, or, if the Fundamental Transaction is not publicly announced, the date the Fundamental Transaction is consummated.

The Series A Warrants also contain a “cashless exercise” feature that allows the holders to exercise the Series A Warrants without making a cash payment in the event that there is no effective registration statement registering the shares issuable upon exercise of the Series A Warrants. The Series A Warrants are subject to a blocker provision which restricts the exercise of the Series A Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would beneficially own in excess of 4.99% or 9.99% of the outstanding Common Stock (including the shares of Common Stock issuable upon such exercise), as such percentage ownership is determined in accordance with the terms of the Series A Warrants.

If the Company fails to issue to a holder of Series A Warrants the number of shares of Common Stock to which such holder is entitled upon such holder’s exercise of the Series A Warrants, then the Company shall be obligated to pay the holder on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using a trading price of Common Stock selected by the holder while the failure is continuing and if the holder purchases shares of Common Stock in connection with such failure (“Series A Buy-In Shares”), then the Company must, at the holder’s discretion, reimburse the holder for the cost of such Series A Buy-In Shares or deliver the owed shares and reimburse the holder for the difference between the price such holder paid for the Series A Buy-In Shares and the market price of such shares, measured at any time of the holder’s choosing while the delivery failure was continuing.

Further, in the event that the Company does not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series A Warrant, then unless the holder elects to void such attempted exercise, the holder may require the Company to pay an amount equal to the product of (i) the number of shares that the Company is unable to deliver and (ii) the highest volume-weighted average price of a share of Common Stock as quoted on NYSE American during the period beginning on the date of such attempted exercise and ending on the date that the Company makes the applicable payment.

Series B Warrants

The Series B Warrants have an exercise price of $0.001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date, and (ii) the date on which the Investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. Upon their issuance on June 2, 2020, the Series B Warrants were exercisable for 7,042,175 shares of Common Stock in the aggregate.

Additionally, every ninth trading day up to and including the 45th trading day (each, a “Reset Date”) following (i) the 15th trading day immediately following the issuance date of the Series B Warrants and (ii) every 15th trading day thereafter (each such date provided in the foregoing clauses (i) and (ii), an “End Reset Measuring Date”) (except if on such date (1) the holder cannot freely sell any Registrable Securities (as defined below) pursuant to a resale registration statement and (2) the holder cannot sell any Registrable Securities without restriction or limitation pursuant to Rule 144, and provided that no date following the occurrence of a Satisfaction Event (as defined below) will be deemed an End Reset Measuring Date, and provided further that no such date will be deemed an End Reset Measuring Date if an End Reset Measuring Date has previously occurred and either (1) if the holder was able to then freely sell any Registrable Securities pursuant to a resale registration statement in accordance with such prior End Reset Measuring Date, such ability continued uninterrupted through and including the applicable date of determination or (2) if the holder was able to freely sell any Registrable Securities without restriction or limitation pursuant to Rule 144 in accordance with such prior End Reset Measuring Date, such ability continued uninterrupted through and including the applicable date of determination) (such 45 trading day period, the “Reset Period” and each such 45th trading day after (i) or (ii), the “End Reset Date”), the number of shares issuable upon exercise of each Investor’s Series B Warrants shall be increased (a “Reset”) to the number (if positive) obtained by subtracting (i) the number of Converted Shares, from (ii) the quotient determined by dividing (a) the pro rata portion of the Purchase Price paid by the Investor, by (b) the greater of (x) the arithmetic average of the five lowest dollar volume-weighted average prices of a share of Common Stock on NYSE American during the applicable Reset Period immediately preceding the applicable Reset Date to date and (y) provided that the Common Stock is then traded on the NYSE American, a floor price per share of $0.8056 (the “Floor Price”) calculated based on a pre-money valuation (of the combined company, assuming for this purpose the pre-money issuance of the Converted Shares) of $10 million (such number resulting in this clause (b), the “Reset Price”). “Satisfaction Event” means (1) all Registrable Securities are able to be freely sold without any restriction or limitation by the holder at all times during the 45 trading day period beginning on, and including, any End Reset Measuring Date either (a) pursuant to a resale registration statement or (b) pursuant to Rule 144; or (2) the Reservation Date has occurred.

Pursuant to the Series B Warrants, the Company has agreed not to enter into, allow or be party to a Fundamental Transaction until the Reservation Date. Thereafter, upon any exercise of a Series B Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series B Warrant), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Series B Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series B Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Series B Warrant following such Fundamental Transaction. The Company shall cause any Successor Entity to assume in writing all of the obligations of the Company under the Series B Warrants, upon which the Series B Warrants shall become exercisable for shares of Common Stock, shares of the common stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Series B Warrants prior to such Fundamental Transaction, at the holders’ election.

The Series B Warrants also contain a “cashless exercise” feature that allows the holders to exercise the Series B Warrants without making a cash payment. The Series B Warrants are subject to a blocker provision which restricts the exercise of the Series B Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% or 9.99% of the outstanding Common Stock (including the shares of Common Stock issuable upon such exercise), as such percentage ownership is determined in accordance with the terms of the Series B Warrants.

If the Company fails to issue to a holder of Series B Warrants the number of shares of Common Stock to which such holder is entitled upon such holder’s exercise of the Series B Warrants, then the Company shall be obligated to pay the holder on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using a trading price of Common Stock selected by the holder while the failure is continuing and if the holder purchases shares of Common Stock in connection with such failure (“Series B Buy-In Shares”), then the Company must, at the holder’s discretion, reimburse the holder for the cost of such Series B Buy-In Shares or deliver the owed shares and reimburse the holder for the difference between the price such holder paid for the Series B Buy-In Shares and the market price of such shares, measured at any time of the holder’s choosing while the delivery failure was continuing.

Further, the Series B Warrants provide that, in the event that the Company does not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series B Warrant, then unless the holder elects to void such attempted exercise, the holder may require the Company to pay an amount equal to the product of (i) the number of shares that is unable to deliver and (ii) the highest volume-weighted average price of a share of Common Stock as quoted on NYSE American during the period beginning on the date of such attempted exercise and ending on the date that the Company makes the applicable payment.

Bridge Warrants

The Bridge Warrants, were issued on May 22, 2020 to the Bridge Investors, have an exercise price of $2.2362 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 413,751 shares of Common Stock in the aggregate.

The  Bridge Warrants provide that if Timber issues or sells or in accordance with the terms of the Bridge Warrants, is deemed to have issued or sold any shares of Common Stock for a price per share lower than the exercise price then in effect subject to certain limited exceptions, then the exercise price of the Bridge Warrants shall be reduced to such lower price per share.

Upon the consummation of Fundamental Transaction by the Company, upon any exercise of a Bridge Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Bridge Warrant), the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Bridge Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Bridge Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Bridge Warrant following such Fundamental Transaction. The Company shall cause any Successor Entity to assume in writing all of the obligations of the Company under the Bridge Warrants, upon which the Bridge Warrants shall become exercisable for shares of Common Stock, shares of the Common Stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Bridge Warrants prior to such Fundamental Transaction, at the holders’ election.

Additionally, at the request of a holder of a Bridge Warrant delivered before the 90th day after the consummation of a Fundamental Transaction, Timber or the successor entity must purchase such holder’s warrant for the value calculated using the Black-Scholes option pricing model as of the day immediately following the public announcement of the applicable Fundamental Transaction, or, if the Fundamental Transaction is not publicly announced, the date the Fundamental Transaction is consummated.

The Bridge Warrants also contain a “cashless exercise” feature that allows the holders to exercise the Bridge Warrants without making a cash payment in the event that there is no effective registration statement registering the shares issuable upon exercise of the Bridge Warrants. The Bridge Warrants are subject to a blocker provision which restricts the exercise of the Bridge Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% or 9.99% of the outstanding shares of Common Stock (including the shares of Common Stock issuable upon such exercise), as such percentage ownership is determined in accordance with the terms of the Bridge Warrants.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, filed on March 23, 2020. The condensed consolidated balance sheet as of January 31, 2020, included herein, was derived from the audited consolidated financial statements as of that date.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of April 30, 2020 and January 31, 2020, and the Company’s results of operations and cash flows for the three months ended April 30, 2020 and 2019. The results for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021 or any future period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses recognized during the reported period. Actual results could differ from those estimates.

Reverse Stock Split On May 18, 2020, immediately prior to the Merger, the Company effected a 1-for-12 reverse stock split of its Common Stock by filing an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. As of the opening of the NYSE American on May 19, 2020, the Common Stock began trading on a Reverse Stock Split-adjusted basis. All common share numbers in this periodic report have been adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, the number of issued and outstanding shares of Common Stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 12 shares of Common Stock held by a stockholder of the Company immediately prior to the Reverse Stock Split were combined and reclassified into one share of Common Stock after the Reverse Stock Split. All outstanding and unexercised stock option and warrants to purchase shares of Common Stock otherwise remain in effect pursuant to their terms, subject to adjustment to account for the Reverse Stock Split. Immediately following the Reverse Stock Split, there were approximately 1,367,326 shares of Common Stock outstanding prior to the Merger. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares instead are entitled to receive cash in lieu of their fractional shares.

The Reverse Stock Split had no effect on the par value of the Common Stock, or the rights and privileges of the holders of Common Stock or preferred stock, and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent that it resulted in any stockholders owning a fractional share. As approved by the Company’s stockholders, the Reverse Stock Split made no corresponding adjustment with respect to the Company’s authorized capital stock.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company did not identify any impairment losses for either of the three months ended April 30, 2020 or 2019.

Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s Common Stock outstanding during the period. The weighted-average shares outstanding for the three months ended April 30, 2020 and 2019 excludes 644 shares of unvested restricted Common Stock. Diluted net loss per share is calculated based on the weighted average number of shares of the Company’s Common Stock outstanding and other dilutive securities outstanding during the period.

As of April 30, 2020 and 2019, approximately 319,000 and 450,000 of potentially dilutive securities, respectively, were excluded from the computation of diluted net loss per share because their effect on net loss per share would be anti-dilutive.

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

Common Stock Liability

In January 2020, the Company entered into an exchange agreement with certain warrant holders, in which approximately 189,205 warrants to purchase shares of common stock was exchanged for 70,833 shares of Common Stock. The value of these shares was approximately $383,000 as of January 31, 2020 and was included in accrued expenses and other on the condensed consolidated balance sheets. The shares were issued in February 2020 at which time the related liability was remeasured and approximately $35,000 of income was recognized. The remaining $348,000 was reclassified to additional paid-in capital upon issuance of the shares. There was no common stock liability as of April 30, 2020.

Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies for the three months ended April 30, 2020 as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amended certain disclosure requirements over Level 1, Level 2 and Level 3 fair value measurements. The amendment is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this update as of February 1, 2020 and the adoption did not have a material effect on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and will continue to conduct operations for the foreseeable future and realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2020, the Company had cash and cash equivalents of $0.3 million and working capital deficit of $2.1 million. The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, preferred stock, warrants to purchase common stock and the issuance of notes. The Company incurred a net loss of $2.0 million and $3.6 million for the three months ended April 30, 2020 and 2019, respectively. The Company had an accumulated deficit of $90.2 million as of April 30, 2020.

Prior to the Merger, the Company’s limited operating history and need for significant additional financing in the future raised substantial doubt about its ability to continue as a going concern. Although the Company generated gross proceeds of $25.0 million from the private placement transaction in May 2020 as discussed in Note 1, the Company expects its expenses to increase in connection with its ongoing research and development of its pipeline of programs and additional costs as a public company. The Company anticipates incurring additional losses for the foreseeable future and may never become profitable. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.

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

As of January 31, 2020, the Company recorded a $0.4 million common stock liability, which was classified as Level 1 within the fair value hierarchy. There was no recorded common stock liability as of April 30, 2020.

4. BALANCE SHEET DETAILS

	April 30,	January 31,
	2020	2020
	(in thousands)
Accrued expenses and other current liabilities:
Operating lease liability -current portion	$260	$260
Transaction costs related to merger	223	—
Legal	101	138
Compensation	58	51
Research and development	46	49
Fair value of common stock liability	—	383
Other	35	61
	$723	$942

5. COMMITMENTS AND CONTINGENCIES

Commitments

See Note 9 for discussion regarding the Company’s operating lease commitment.

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

On January 28, 2020, in connection with the Bridge Loan, the Company issued a warrant to purchase Common Stock. The warrant was exercised on a cashless basis for a total amount 183,361 shares of the Company’s Common Stock. See Note 10 for discussion regarding the Bridge Loan.

Warrants

A summary of warrants outstanding as of April 30, 2020 is as follows:

	Total	Price per Share	Expiration Date
Warrants related to June 2015 financing	364	$825.00	June 2020
Warrants related to April 2016 financing	5,882	$360.00	April 2021
Warrants related to September 2016 financing (1)(2)	2,378	$225.00	September 2021 to March 2022
Warrants related to November 2016 financing	101,353	$105.00	November 2024
Warrants related to November 2016 financing	2,985	$131.25	November 2022
Warrants related to November 2016 financing	661	$99.00	November 2022
Warrants related to April 2017 financing	2,671	$270.00	October 2022
Warrants related to October 2017 financing	3,205	$90.00	October 2022
Warrants related to November 2017 financing (2)	100,895	$60.00	November 2022

	220,394

(1)	In connection with the sale of Common Stock in September 2016, warrants to purchase 4,288 shares of Common Stock were issued at an exercise price of $225.00 per share. These warrants included a cash settlement option requiring the Company to record a liability for the fair value of the warrants at the time of issuance and at each reporting period with any change in the fair value reported as other income or expense. At the time of issuance, approximately $566,000 was recorded as a warrant liability. To value the warrant liability, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.1%, contractual term of 5 years, expected volatility of 95.8% and a dividend rate of 0%. As of April 30, 2020, there was no fair value related to these warrants.

(2)	On January 28, 2020, the Company entered into an exchange agreement with certain warrant holders, in which approximately 189,205 warrants to purchase shares of Common Stock was exchanged for 70,833 shares of Common Stock. These certain warrants contained language that would have allowed the warrant holders to convert the warrants into shares of Common Stock at the time of the consummation of the Merger based on a Black-Scholes value of these certain warrants. On January 28, 2020, the Company revalued the warrants for the shares of Common Stock to be issued resulting in a charge to other income and expense of approximately $308,000 due to the incremental value between the warrants and exchanged shares of Common Stock. To value the warrants for approximately 189,205 shares of Common Stock to be exchanged, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.47%, remaining contractual term of warrant, average expected volatility of 106% and a dividend rate of 0%. On January 31, 2020, the Company revalued the common stock liability and due to the lower closing stock price of the Company’s Common Stock, the common stock liability was reduced by approximately $280,000. As of January 31, 2020, the common stock liability was approximately $383,000. The exchange was effected on February 3, 2020, therefore there was no recorded common stock liability as of April 30, 2020.

The summary table above does not include warrants to purchase Common Stock issued after April 30, 2020 as described in Note 1.

Equity Incentive Plan

On July 5, 2016, the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”), which permits the Company to grant equity awards to directors, officers, employees and consultants. In connection with the adoption of the 2016 Plan, the Company ceased to grant equity awards under its 2014 Equity Incentive Plan (“2014 Plan”), which was adopted on January 23, 2014. All grants and awards under the 2014 Plan, including stock options previously issued under BioPharmX, Inc.’s 2011 Equity Incentive Plan that were substituted with stock options issued under the 2014 Plan, remain in effect in accordance with their terms. Stock options generally vest in one to four years and expire ten years from the date of grant. In March 2017, the 2016 Plan was amended and the shares reserved for issuance was increased by 66,666 shares to a total of 80,000 shares. In August 2018, the 2016 Plan was amended and the shares reserved for issuance were increased by 166,666 shares to a total of 246,666 shares of common stock. The 2014 Plan and 2016 Plan are referred to collectively as the “Plans.”

The following table summarizes the Company’s stock option awards under the Plans:

			Weighted
			Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic
	Grant	Shares	Prices	Life	Value
					(in thousands)
Balance as of February 1, 2020	144,832	102,874	$48.24	8.37	$1
Canceled and expired under the 2014 Plan	—	(290)	$381.72
Canceled under the 2016 Plan	4,714	(4,714)	$76.92
Balance as of April 30, 2020	149,546	97,870	$45.81	8.55	$—
Vested, exercisable and expected to vest		45,479	$66.01	8.18	$—

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

		Weighted
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Prices	Life	Intrinsic Value
				(in thousands)
Balance as of February 1, 2020	556	$57.00	6.6	$—
Canceled	(556)	$57.00
Balance as of April 30, 2020	—	$—	—	$—

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2020:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number	Contractual	Exercise	Vested and	Exercise
Range of Exercise Prices	Outstanding	Life (in Years)	Prices	Exercisable	Prices
$5.28 - $10.08	54,551	9.14	$9.41	19,484	$9.61
$10.09 - $51.00	8,010	7.97	$34.52	6,431	$32.95
$51.01 - $126.00	29,280	8.20	$68.45	13,862	$71.02
$126.01 - $222.00	4,496	5.81	$203.98	4,169	$202.96
$222.01 - $342.00	533	6.05	$242.25	533	$242.25
$342.01 - $900.00	1,000	4.92	$642.99	1,000	$642.99
	97,870	8.55	$45.81	45,479	$66.01

There were no stock option exercised during the three months ended April 30, 2020. The total intrinsic value of stock options exercised during the three months ended April 30, 2019 was less than $1,000.

7. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expenses included in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	For the three months ended
	April 30,
	2020	2019
Research and development	$2	$103
Sales and marketing	12	21
General and administrative	109	67
Total	$123	$191

The Company estimates the fair value of stock options granted using the Black-Scholes pricing model. This model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. For employee grants, the fair value is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As of April 30, 2020, total compensation costs related to unvested, but not yet recognized, stock-based awards was $0.6 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted average remaining period of 2.11 years and will be adjusted for subsequent changes in estimated forfeitures.

Valuation Assumptions

There were no stock options granted during the three months ended April 30, 2020. During the three months ended April 30, 2019, the grant date fair value of stock options granted was $16.32 per share. The following assumptions were used to calculate the estimated fair value of awards granted for the periods ended:

For the three months ended
April 30,
2019
Expected volatility	68.3%
Expected term in years	4.0
Risk-free interest rate	2.51%
Expected dividend yield	—

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

Current tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. If there should be an ownership change, the Company’s ability to utilize its carry-forwards could be limited. Although the Company has not conducted a formal NOL carryforward analysis, as a result of the registered direct offering in March 2019, ownership change resulting from the Merger and prior financing transactions, the NOL and credit carryforwards amounts may be materially limited.

As of April 30, 2020 and January 31, 2020, the Company has not recorded any liability for unrecognized tax benefits related to uncertain tax positions. The 2010 to 2020 tax years remain open for examination by the federal and state authorities.

9. LEASES

On October 30, 2018, the Company signed a lease for 11,793 square feet of office and laboratory space in San Jose, California. The lease commenced in December 2018 and will terminate in December 2023. The lease requires payment of maintenance, utilities, taxes, insurance and other operating expenses associated with the leased space. On February 14, 2020, the Company entered into a sublease agreement for its 11,793 square feet office and laboratory space in San Jose, California. The sublease covers the term of the master lease. Payments from the sublease are expected to materially offset the costs for lease and related operating expenses. The Company paid approximately $103,000 related to the consummation of the sublease for the remainder of the master lease. The Company analyzed the operating lease right-of-use asset and determined that the $103,000 should be expensed in operations as there is no related increase to the right-of-use asset.

Lease expense is recognized on a straight-line basis over the lease term and was approximately $93,000 for each of the three months ended April 30, 2020 and 2019. Cash paid for amounts included in the measurement of the operating lease liability for the three months ended April 30, 2020 and 2019 was approximately $93,000 and $65,000, respectively, and was included in net cash used in operating activities in the statement of cash flows. The Company received approximately $94,000 in sublease income for the three months ended April 30, 2020, which was offset against rent expense within operating expenses.

The future minimum payments and future minimum income for sublease rentals under the Company’s operating lease as of April 30, 2020 are as follows (in thousands):

	Operating Lease Payments	Operating Lease Income
Fiscal years ending January 31,

2021	$280	$279
2022	382	384
2023	392	396
2024	334	337
Total future minimum lease payments or income	1,388	$1,396
Less: present value discount	(432)
Present value of operating lease liabilities	$956

The Company recorded financing leases related to laboratory equipment purchased in March 2018 and May 2019. The leased asset values were approximately $61,000 and $54,000, respectively, and the corresponding current and long-term liabilities were recorded in accrued expenses and other current liabilities and other long-term liabilities, respectively. In February 2020, the Company paid approximately $70,000 to execute the buyout provisions of the financing leases.

10. NOTE PAYABLE

In connection with the Merger Agreement, the Company and Timber Sub entered into a Credit Agreement, dated as of January 28, 2020, pursuant to which Timber Sub agreed to make a Bridge Loan to the Company in an aggregate amount of $2.25 million. Pursuant to the terms of the Credit Agreement, Timber Sub made the Bridge Loan to the Company in three tranches: (i) a $625,000 initial advance ($700,000 less $75,000 of original issue discount (“OID”)) made on the closing date of the Credit Agreement; (ii) $625,000 ($700,000 less $75,000 of OID) 30 days thereafter; and (iii) $1,000,000 ($1,100,000 less $100,000 of OID) upon the closing of the Merger. The Bridge Loan bears interest at a rate of 12% per annum and is repayable on June 15, 2020, subject to extension for an additional month under certain circumstances, the termination (without completion) of the Merger or upon a liquidity event, as defined in the Credit Agreement. The Company also issued to Timber Sub a promissory note setting forth the terms of repayment (the “Note”).

The Bridge Loan is collaterized by a lien on all of the Company's assets. Further, in connection with the Bridge Loan, on January 28, 2020 the Company issued to Timber Sub a warrant to purchase approximately 187,944 shares of common stock at an exercise price of $0.12 (the “Bridge Warrant”). The Bridge Warrant was exercised on a cashless basis on February 10, 2020 for a total amount of 183,361 shares of the Company’s common stock.

As of January 31, 2020, the Company received the initial tranche of $625,000 and recorded the note payable based on the relative fair values of the Bridge Warrant and Note. To value the Bridge Warrrant, the Company used the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.44%, contractual term of 30 months, expected volatility of 70.3% and a dividend rate of 0%. The fair value of the Bridge Warrant was approximately $460,000 and was recorded as additional paid-in capital and a discount on the Bridge Loan. The debt discount and issuance costs of $522,000 as of January 31, 2020 will be amortized through June 15, 2020. On February 28, 2020, the Company received the second tranche payment of $625,000. The Company recorded approximately $388,000 in note discount in interest expense for the three months ended April 30, 2020.

11. SUBSEQUENT EVENTS

On May 18, 2020, the Company completed its business combination with Timber Sub, received the third tranche payment of $1.0 million under the Bridge Loan, effected a Reverse Stock Split and became obligated to issue warrants to purchase Common Stock pursuant with the Securities Purchase Agreement. See Note 1 for further discussion.

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

The following discussion is presented on a consolidated basis and analyzes our financial condition and results of operations for the three months ended April 30, 2020 and 2019. Unless the context indicates or suggests otherwise, reference to “we”, “our”, “us” and the “Company” in this section refers to the consolidated operations of Timber Pharmaceuticals, Inc., as defined in Note 1 —Description of Business.

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

Overview

Business Prior to the Merger

As of and for the period ended April 30, 2020, we were a specialty pharmaceutical company focused on the dermatology market. Our focus was to develop products that treat dermatologic conditions that are not being adequately addressed or those where current therapies and approaches are suboptimal. Our strategy was to bring new products to market by improving delivery mechanisms and/or identifying alternative applications for U.S. Food and Drug Administration, or FDA, approved or well characterized active pharmaceutical ingredients, or APIs. Our goal was to reduce the time, cost and risks typically associated with new product development by utilizing APIs with demonstrated safety profiles and, when applicable, taking advantage of the regulatory approval pathway under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDC Act. Section 505(b)(2) permits an applicant for a new product, such as a new or improved formulation or a new use of an approved product, to rely in part, on literature and/or on the FDA’s findings of safety and/or effectiveness for a similar previously-approved product. Our approach was to identify the limitations of current treatment options and work to develop novel products using our proprietary HyantX topical drug delivery system.

Merger and Financing

On January 28, 2020, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Timber Pharmaceuticals LLC, a Delaware limited liability company, or Timber Sub, and BITI Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, or Merger Sub. Subject to the terms and conditions contained in the Merger Agreement, including approval of the transactions contemplated therein by our stockholders and by Timber Sub’s members, Merger Sub will be merged with and into Timber Sub, or the Merger, with Timber Sub surviving the Merger as a wholly-owned subsidiary of the Company.

On May 13, 2020, the stockholders of the Company approved the Merger and the Merger was completed on May 18, 2020. The officers and directors of Timber Sub became the officers and directors of the combined entity. In connection with, and immediately prior to the completion of the merger, we effected a reverse stock split of our common stock, par value $0.001 per share, at a ratio of 1-for-12. Immediately after completion of the merger, we changed our name to Timber Pharmaceuticals, Inc.

As a condition to the closing of the Merger, Timber Sub agreed to secure $20 million of financing for the combined company. Under the Merger Agreement, following the Merger, the Timber Sub members, including the investors funding the $20 million investment, will own approximately 88.5% of the outstanding common stock of the Company and the Company stockholders will own approximately 11.5% of the outstanding common stock, subject to certain adjustments as more particularly set forth in the Merger Agreement. The holder of a preferred membership interest in Timber Sub of approximately $1.8 million will receive shares of newly designated preferred stock of the Company which, other than conversion rights, shall have economic terms which are substantially the same as the economic terms of the preferred units of Timber Sub currently outstanding. In addition, as part of the financing transaction, post-closing we will become obligated to issue warrants to purchase additional shares of common stock to the financing source, which may further dilute the holders of interests in the combined company.

In connection with the Merger Agreement, we entered into a Credit Agreement with Timber Sub, pursuant to which Timber Sub has agreed to make a bridge loan to us, or the Bridge Loan, in an aggregate amount of $2.25 million with $250,000 originial issue discount. The Bridge Loan bears interest at a rate of 12% per annum and is repayable upon the earlier of maturity thereof, the termination (without completion) of the Merger or upon a liquidity event. The Bridge Loan is collateralized by a lien on all of our assets. As of April 30, 2020, we received $1,250,000 under the Bridge Loan and the remaining $1,000,000 was received upon closing of the Merger.

Business Update

As a result of the Merger and the transactions related thereto occurring on or about May 18, 2020 we are a clinical-stage medical dermatology company with a focus on rare, orphan designated disorders. We believe we have a robust medical dermatology pipeline with mid- and early-stage candidates in clinical development. Our pipeline targets rare dermatologic disorders where there is a high unmet need and no FDA approved treatments.

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

Our significant accounting policies are summarized in Note 1 of our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended January 31, 2020. While all of these significant accounting policies impact our financial condition and results of operations, we view the warrant liability and stock-based compensation policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2020, we had cash and cash equivalents of $0.3 million and a working capital deficit of $2.1 million.

We have incurred recurring losses and negative cash flows from operations since inception and have funded our operating losses through the sale of common stock in public and private offerings and the issuance of notes, Series A convertible preferred stock and warrants. We incurred a net loss of $2.0 million and $3.6 million for the three months ended April 30, 2020 and 2019, respectively. We had an accumulated deficit of $90.2 million as of April 30, 2020.

Prior to the Merger, our limited operating history and need for significant additional financing raised substantial doubt about our ability to continue as a going concern. Although we generated gross proceeds of $25.0 million from the private placement transaction in May 2020, we expect our expenses to increase in connection with our ongoing research and development of our pipeline of programs and additional costs as a public company. We anticipate incurring additional losses for the foreseeable future and may never become profitable. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. These factors raise substantial doubt about our ability to continue as a going concern.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, clinical research organizations, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future operations.

Results of Operations

Three months ended April 30, 2020 and 2019

Research and Development Expenses

Three months ended April 30,
2020	2019	Change	%
($ in thousands)
$94	$2,199	$(2,105)	(96)%

Research and development expenses primarily include headcount-related costs, stock-based compensation and both internal and external research and development expenses. Research and development expenses are expensed as incurred. Research and development expenses decreased $2.1 million for the first quarter of fiscal year 2021 compared to the prior year period primarily due to lower headcount-related, clinical trial and product development, stock-based compensation and consulting costs.

Sales and Marketing Expenses

Three months ended April 30,
2020	2019	Change	%
($ in thousands)
$143	$264	$(121)	(46)%

Sales and marketing expenses primarily include headcount-related costs and stock-based compensation expense. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses decreased $0.1 million for the first quarter of fiscal year 2021 compared to the prior year period primarily due to lower consulting costs.

General and Administrative Expenses

Three months ended April 30,
2020	2019	Change	%
($ in thousands)
$1,378	$1,177	$201	17%

General and administrative expenses primarily include headcount-related costs, stock-based compensation and costs of our executive, finance and other administrative functions. General and administrative expenses increased $0.2 million for the first quarter of fiscal year 2021 compared to the prior year period primarily due to professional service costs incurred related to the Merger, partially offset by decreased headcount-related costs.

Change in Fair Value of Warrant and Common Stock Liability

Three months ended April 30,
2020	2019	Change	%
($ in thousands)
$35	$9	$26	289%

The change in fair value of the warrant and common stock liability reflects the fair value re-measurement of certain warrants granted in 2017 that were accounted for as derivative liabilities and shares that were not issued as of January 31, 2020. These shares were issued in February 2020.

Other Income (Expense), Net

Three months ended April 30,
2020	2019	Change	%
($ in thousands)
$(431)	$10	$(441)	nm

Other income (expense), net, was $0.4 million expense for the first quarter of fiscal year 2021 compared to a $10,000 gain in the prior year period primarily due to the amortization of the note discount related to the Bridge Loan.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying condensed consolidated financial statements for the three months ended April 30, 2020 have been prepared assuming that we will continue as a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of April 30, 2020, we had cash and cash equivalents of $0.3 million and a working capital deficit of $2.1 million. We will require significant additional financing in the future. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. The difficulty in raising additional financing raises substantial doubt about our ability to continue as a going concern.

Our primary capital requirements are to fund working capital, including the transaction costs related to the Merger.

Net cash used for operating activities for the three months ended April 30, 2020 was $1.1 million, which primarily resulted from a net loss of $2.0 million, partially offset by non-cash expenses of $0.5 million and changes in operating assets and liabilities of $0.5 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash used for operating activities for the three months ended April 30, 2019 was $3.3 million, which primarily resulted from a net loss of $3.6 million, partially offset by changes in operating assets and liabilities of $0.1 million and non-cash expenses of $0.2 million. Changes in operating assets and liabilities was primarily attributable to timing of payments to vendors.

Net cash provided by investing activities for the three months ended April 30, 2020 was approximately $77,000 resulting from the sale of property and equipment

Net cash used in investing activities for the three months ended April 30, 2019 was approximately $6,000 resulting from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended April 30, 2020 was $0.6 million, primarily resulting from the proceeds from the Bridge Loan.

Net cash provided by financing activities for the three months ended April 30, 2019 was $3.6 million, primarily resulting from the proceeds from our registered direct offering.

Following the Merger, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our pipeline of programs. Accordingly, we will need to obtain additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We entered into the Securities Purchase Agreement in March 2020 with the Investors pursuant to which, among other things, Timber Sub has issued to the Investors Timber Sub common units immediately prior to the Merger and the Company has issued to Investors warrants to purchase shares of common stock of the Company on June 2, 2020 in a private placement transaction for an aggregate purchase price of approximately $25 million (which amount is comprised of (x) a $5 million credit with respect to certain senior secured notes (the "Notes") issued in connection with a bridge loan from the investors to Timber in an aggregate amount of $3.75 million (the "Timber Bridge Loan") and (y) $20 million in cash from the Investors). The value of the shares received by the investors are subject to certain protections post-closing pursuant to a medium term Series B warrant issued by the Company shortly after closing, which is dilutive to the post-Closing securityholders. The Company has also issued to the Investors a five-year Series A warrant with 75% warrant coverage. We believe this funding will allow us to continue operations through the third quarter of calendar 2021.

We anticipate incurring additional losses for the foreseeable future and may never become profitable. We will need substantial additional financing to fund our operations and to develop and commercialize our drug candidate. These factors raise substantial doubt about our ability to continue as a going concern.

We may seek to obtain additional capital through the sale of debt or equity financings or other arrangements such as, collaborations, strategic alliances and licensing arrangements to fund operations; however, there can be no assurance that we will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding shares of common and preferred stockholders. Debt securities issued or other debt financing incurred may contain covenants and limit our ability to pay dividends or make other distributions to stockholders. If we are unable to obtain such additional financing, future operations would need to be scaled back or discontinued.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report. This conclusion was based on the following material weaknesses in our internal control over financial reporting, which are common in many small companies with small staff: (i) inadequate segregation of duties; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both GAAP and SEC guidelines. These material weaknesses are more fully described in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2020.

Changes in Internal Controls over Financial Reporting

During the first quarter of fiscal year 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our definitive proxy statement/prospectus/information statement filed with the Securities and Exchange Commission on April 1, 2020 under Rule 424 of the Securities Act of 1933, as supplemented on April 27, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Filing Date	Exhibit	Filed Herewith
2.1	Amendment No. 2 to Agreement and Plan of Merger, dated April 27, 2020, among BioPharmX, Timber and Merger Sub	8-K	001-37411	4/27/2020	2.1

4.1	Form of Bridge Warrant	S-4/A	333-236526	3/30/2020	4.20

4.2	Form of A Warrant	8-K	001-37411	6/3/2020	4.1

4.3	Form of B Warrant	8-K	001-37411	6/3/2020	4.2

10.1	Securities Purchase Agreement, dated March 27, 2020, by and among Timber, BioPharmX and certain investors party thereto (incorporated by reference to Exhibit 10.33 to the Company's Amendment No. 1 to the Registration Statement on Form S-4/A filed with the SEC on March 30, 2020)	8-K	001-37411	3/30/2020	10.1

10.2	Form of Amendment No. 1 to Securities Purchase Agreement, dated April 27, 2020, by and among Timber, BioPharmX and certain investors parties thereto	8-K	011-37411	4/27/2020	10.1

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document					X

101.LAB	XBRL Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.
Date: June 12, 2020
	By:	/s/ John Koconis
John Koconis
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)