Form 10-Q
period 2020-06-30
Timber Pharmaceuticals, Inc.
filed 2020-08-18
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-37411

TIMBER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Tice Blvd, Suite A26, Woodcliff Lake, NJ 07677

(Address of principal executive offices and zip code)

(973) 314-9570

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TMBR	The NYSE American, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES      ☒     NO      ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES      ☒     NO      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐  NO   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2020
Common Stock, $0.001 par value	12,032,391

TIMBER PHARMACEUTICALS, INC.

Form 10-Q

For the Quarter Ended June 30, 2020

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020, the three months ended June 30, 2019, and the period from February 2019 (Inception) through June 30, 2019 (unaudited)	2

	Condensed Consolidated Statements of Members’ and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020, the three months ended June 30, 2019, and the period from February 2019 (Inception) through June 30, 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and the period from February 2019 (Inception) through June 30, 2019 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of the Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Recent Sales of Unregistered Securities	54

Item 6.	Exhibits	54

Signatures		55

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$13,553,169	$57,073
Other current assets	246,646	32,820
Total current assets	13,799,815	89,893
Deposits	114,534	-
Right of use asset	888,230	-
Total assets	$14,802,579	$89,893

LIABILITIES AND MEMBERS’ AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$612,813	$501,451
Accrued expenses	507,782	214,660
License payable	-	750,000
Lease liability, current portion	197,278	-
Total current liabilities	1,317,873	1,466,111
Notes payable	37,772	-
Lease liability	692,334	-
Warrant liability	14,837,688	-
Other liabilities	73,683	-
Total liabilities	16,959,350	1,466,111

Commitments and contingencies (Note 11)

Series A Convertible stock, par value $0.001; 2,500 shares authorized; 1,819 shares issued and outstanding as of June 30, 2020 and no shares issued and outstanding as of December 31, 2019	1,836,435	-

Members’ and stockholders’ deficit
Preferred stock - member units	-	1,624,228
Common stock - member units	-	74,667
Common stock, par value $0.001; 450,000,000 shares authorized; 11,843,258 shares issued and outstanding as of June 30, 2020, and no shares issued and outstanding as of and December 31, 2019	11,843	-
Additional paid-in capital	17,904,088	-
Accumulated deficit	(21,909,137)	(3,075,113)
Total members’ and stockholders’ deficit	(3,993,206)	(1,376,218)
Total liabilities and members’ and stockholders’ deficit	$14,802,579	$89,893

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	For the Period from February 26, 2019 (Inception) through June 30, 2019

Grant revenues	$-	$-	$26,907	$-

Operating costs and expenses
Research and development	536,170	152,451	1,554,401	182,645
Research and development - license acquired	12,371,332	-	12,371,332	50,000
Transaction costs	311,291	-	1,501,133	-
Selling, general and administrative	1,055,084	37,833	1,511,878	45,892
Total operating expenses	14,273,877	190,284	16,938,744	278,537
Loss from operations	(14,273,877)	(190,284)	(16,911,837)	(278,537)

Other income (expense)
Interest expense	(3,314,140)	-	(4,416,746)	-
Interest income	359,880	-	816,655	-
Change in fair value of investment in BioPharmX	476,245	-	559,805	-
Change in fair value of warrant liability	1,504,511	-	1,183,460	-
Gain on foreign currency exchange	1,772	-	4,454	-
Total other expense	(971,732)	-	(1,852,372)	-
Net loss	(15,245,609)	(190,284)	(18,764,209)	(278,537)
Less: Accrued dividend on preferred stock units	(18,188)	(3,910)	(52,669)	(4,458)
Less: Accrued dividend on Series A preferred stock	(17,146)	-	(17,146)	-
Net loss attributable to common stockholders	$(15,280,943)	$(194,194)	$(18,834,024)	$(282,995)

Basic and diluted net loss per share attributable to common stockholders	$(1.36)	$(0.03)	$(2.15)	$(0.05)

Basic and diluted weighted average number of shares outstanding	11,222,258	6,295,724	8,758,991	5,943,163

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Members’ and Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended June 30, 2020

											Total Members’
	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional	Accumulated	and Stockholders’
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at April 1, 2020	-	$-	1,801,101	$1,801,101	10,000	$92,884	-	$-	$-	$(6,628,194)	$(4,734,209)
Issuance of common stock for acquisition of BioPharmX	-	-	-	-	-	-	1,367,326	1,367	8,366,665	-	8,368,032
Issuance of common stock and warrants, net of costs	-	-	-	-	-	-	4,180,208	4,180	17,495,820	-	17,500,000
Series A liability classified warrants	-	-	-	-	-	-	-	-	(16,511,634)	-	(16,511,634)
Bridge loan converted to equity	-	-	-	-	-	-	-	-	5,000,000	-	5,000,000
Reclassification of bridge warrant	-	-	-	-	-	-	-	-	3,423,204	-	3,423,204
Accrued preferred unit dividend	-	-	18,188	18,188	-	-	-	-	-	(18,188)	-
Conversion of common units to common stock pursuant to BioPharmX acquisition	-	-	-	-	(10,000)	(92,884)	6,295,724	6,296	86,588	-	-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	-	-	-	-	-	-	(1,819,289)
Accrued dividend Series A preferred stock	-	17,146	-	-	-	-	-	-	-	(17,146)	(17,146)
Stock-based compensation	-	-	-	-	-	-	-	-	43,445	-	43,445
Net loss	-	-	-	-	-	-	-	-	-	(15,245,609)	(15,245,609)
Balance at June 30, 2020	1,819	$1,836,435	-	$-	-	$-	11,843,258	$11,843	$17,904,088	$(21,909,137)	$(3,993,206)

For the Three Months Ended June 30, 2019

	Preferred Stock		Common Stock		Accumulated	Total Members’
	Units	Amount	Units	Amount	Deficit	Equity (Deficit)
Balance at April 1, 2019	100,463	$100,448	10,000	$4,671	$(88,801)	$16,318
Common stock issued for cash	-	-	-		-	-
Preferred stock issued for cash	150,023	150,000	-	-	-	150,000
Accrued preferred dividend	3,910	3,910	-	-	(3,910)	-
Stock-based compensation	-	-	-	12,536	-	12,536
Net loss	-	-	-	-	(190,284)	(190,284)
Balance at June 30, 2019	254,396	$254,358	10,000	$17,207	$(282,995)	$(11,430)

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2020

											Total Members’
	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional	Accumulated	and Stockholders’
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2020	-	$-	1,624,228	$1,624,228	10,000	$74,667	-	$-	$-	$(3,075,113)	$(1,376,218)
Issuance of common stock for acquisition of BioPharmX	-	-	-	-	-	-	1,367,326	1,367	8,366,665	-	8,368,032
Issuance of common stock and warrants, net of costs	-	-	-	-	-	-	4,180,208	4,180	17,495,820	-	17,500,000
Series A liability classified warrants	-	-	-	-	-	-	-	-	(16,511,634)	-	(16,511,634)
Bridge loan converted to equity	-	-	-	-	-	-	-	-	5,000,000	-	5,000,000
Reclassification of bridge warrant	-	-	-	-	-	-	-	-	3,423,204	-	3,423,204
Non-cash contribution from TardiMed	-	-	142,392	142,392	-	-	-	-	-	-	142,392
Accrued preferred unit dividend	-	-	52,669	52,669	-	-	-	-	-	(52,669)	-
Conversion of common units to common stock pursuant to BioPharmX acquisition	-	-	-	-	(10,000)	(74,667)	6,295,724	6,296	68,371	-	-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	-	-	-	-	-	-	(1,819,289)
Accrued dividend Series A preferred stock	-	17,146	-	-	-	-	-	-	-	(17,146)	(17,146)
Stock-based compensation	-	-	-	-	-	-	-	-	61,662	-	61,662
Net loss	-	-	-	-	-	-	-	-	-	(18,764,209)	(18,764,209)
Balance at June 30, 2020	1,819	$1,836,435	-	$-	-	$-	11,843,258	$11,843	$17,904,088	$(21,909,137)	$(3,993,206)

For the Period from February 26, 2019 (Inception) through June 30, 2019

	Preferred Stock		Common Units		Accumulated	Total Members’
	Units	Amount	Units	Amount	Deficit	Deficit
Balance at February 26, 2019 (Inception)	-	$-			$-	$-
Common stock issued for cash	-	-			-
Preferred stock issued for cash	1,400,000	1,399,900	10,000	100	-	1,400,000
Non-cash contribution from TardiMed	186,493	186,493			-	186,493
Accrued preferred unit dividend		37,835			(37,835)	-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition					-	-
Equity based comp	-	-		74,567		74,567
Net loss					(3,037,278)	(3,037,278)
						-
Balance at December 31, 2019	1,586,493	$1,624,228	$10,000	$74,667	$(3,075,113)	$(1,376,218)

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2020	For the Period from February 26, 2019 (Inception) through June 30, 2019

Cash flows from operating activities
Net loss	$(18,764,209)	$(278,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired	12,371,332	50,000
Non-cash contribution from TardiMed	142,392	-
Stock-based compensation	61,662	17,107
Change in fair value of warrant liability	(1,183,460)	-
Change in fair value of investment in BioPharmX	(559,805)	-
Amortization of loan discount	(775,000)	-
Amortization of debt discount	4,232,718	-
Amortization of right of use assets	16,140	-
Accrued interest on BioPharmX loan	(41,655)	-
Accrued interest on bridge notes	183,333	-
Changes in assets and liabilities:
Other current assets	(211,799)	-
Accounts payable	(498,761)	116,676
Accrued expenses	(39,210)	-
Lease liability	(16,140)	-
Net cash used in operating activities	(5,082,462)	(94,754)

Cash flows from investing activities
Cash acquired with acquisition of BioPharmX	340,786	-
Loan to BioPharmX	(2,250,000)	-
Purchase of research and development licenses - AFT Pharmaceuticals Limited	(750,000)	(50,000)
Net cash used in investing activities	(2,659,214)	(50,000)

Cash flows from financing activities
Proceeds from PPP loan	37,772	-
Proceeds from the issuance of preferred stock	-	249,900
Proceeds from the issuance of common stock and warrants, net of issuance costs	17,500,000	100
Proceeds from bridge notes payable	3,700,000	-
Net cash provided by financing activities	21,237,772	250,000

Net increase in cash and cash equivalents	13,496,096	105,246
Cash and cash equivalents, beginning of period	57,073	-

Cash and cash equivalents, end of period	$13,553,169	$105,246

Supplemental disclosure of cash flow information:
Cash paid for interest	$183,333	$-
Cash paid for taxes	$-	$-
Non cash investing and financing activities:
Issuance of common stock for acquisition of BioPharmX	$8,368,032	$-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	$1,819,289	$-
Conversion of common units to common stock pursuant to BioPharmX acquisition	$6,296	$-
Bridge loan converted to equity	$5,000,000	$-
Reclassification of bridge warrant	$3,423,204	$-
Series A liability classified warrants	$16,511,634	$-

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and description of business operations

Timber Pharmaceuticals, Inc., formerly known as BioPharmX Corporation (together with its subsidiary Timber Pharmaceuticals Australia Pty Ltd. and Timber Pharmaceuticals LLC, the “Company” or “Timber”) is incorporated under the laws of the state of Delaware. Timber was founded in 2019 to develop treatments for unmet needs in medical dermatology. Timber has a particular focus on rare diseases or conditions of the skin for which there are no current treatments. Timber is initially targeting multiple indications in rare/orphan dermatology with no approved treatments.

Merger Agreement

On May 18, 2020, BioPharmX Corporation (“BioPharmX”) completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization , dated as of January 28, 2020 (the “Merger Agreement”), by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-12 (the “Reverse Stock Split”). Immediately after completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 11,843,258 shares of Common Stock outstanding (after the Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding Value Appreciation Rights of Timber Sub (“VARs”), as defined below) owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 629.57 shares of Common Stock for each Timber Sub unit. In addition, the 584 VARs that were outstanding immediately prior to Merger became denoted and payable in 367,670 shares of Common Stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the newly created convertible Series A preferred stock at the Effective Time. As part of the Merger, the Company assumed 220,030 legacy BioPharmX warrants with a weighted average exercise price of $164.17 per share, and 97,870 legacy BioPharmX stock options with a weighted average exercise price of $45.81 per share. In connection with the Merger Agreement, BioPharmX entered into a Credit Agreement with Timber Sub, pursuant to which Timber Sub made a bridge loan to the Company (the “Bridge Loan”), in an aggregate amount of $2.25 million with $250,000 original issue discount.

The Company incurred approximately $1.5 million of legal, consulting and other professional fees related to the Merger, which were classified as transaction expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2020.

Securities Purchase Agreement

On May 18, 2020, BioPharmX and Timber Sub completed a previously announced private placement transaction with certain accredited investors for an aggregate purchase price of approximately $25.0 million (comprised of (x) approximately $5 million credit with respect to the senior secured notes issued in connection with the Bridge Loan that certain of the Investors made to Timber Sub at the time of the execution of the Merger Agreement, and (y) approximately $17.5 million in cash from the Investors, net of issuance costs totaling $2.5 million, whereby, among other things, Timber Sub issued to the Investors common units of Timber Sub immediately prior to the Merger (the “Pre-Merger Financing”), pursuant to the Securities Purchase Agreement (the “Securities Purchase Agreement”), made and entered into as March 27, 2020, as amended, by and among BioPharmX, Timber Sub and the institutional investors party thereto (the “Investors”).

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors (the “Bridge Investors”), the Company issued to the Bridge Investors, on May 22, 2020, warrants to purchase 413,751 shares of Common Stock at an exercise price of $2.2362 (the “Bridge Warrants”).

On July 17, 2020, Timber entered into an Amended and Restated Registration Rights Agreement (as amended, the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, the Company agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants (as defined below) and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, Timber is restricted from various financing activities until August 16, 2022. Timber will need to negotiate with the Investors with respect to future financings in order to continue as a going concern.

Investor Warrants

On June 2, 2020, pursuant to the terms of the Securities Purchase Agreement, the Company issued 8,384,764 Series A Warrants to purchase shares of Common Stock (“Series A Warrants”) and 7,042,175 Series B Warrants to purchase shares of Common Stock (“Series B Warrants”).

Series A Warrants

The Series A Warrants were issued on June 2, 2020 at an initial exercise price of $2.7953 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants were initially exercisable for 8,384,764 shares of Common Stock in the aggregate.

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

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

If the maximum number of warrants issuable in connection with the Securities Purchase Agreement were to be issued, the result would be the issuance of an additional 14,890,245 Series A Warrants for 23,275,009 Series A Warrants in the aggregate. In addition, the exercise price of the Series A Warrants issued since May 18, 2020 would be reset to $1.01.

Series B Warrants

The Series B Warrants have an exercise price of $0.001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date, and (ii) the date on which the Investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. Upon their issuance on June 2, 2020, the Series B Warrants were initially exercisable for 7,042,175 shares of Common Stock in the aggregate.

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

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

If the maximum number of warrants issuable in connection with the Securities Purchase Agreement were to be issued, the result would be the issuance of an additional 19,853,090 Series B Warrants for 26,895,265 Series B Warrants in the aggregate.

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

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since Inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $21.9 million at June 30, 2020, a net loss of approximately $18.8 million, and approximately $5.1 million of net cash used in operating activities for the six months ended June 30, 2020.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

• its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

• the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its Phase 2b clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;

• the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

• the emergence and effect of competing or complementary products;

• its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

• the cost and timing of completion of commercial-scale manufacturing activities;

• the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;

• the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale;

• its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and

• the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company’s product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders.

Further, on July 17, 2020, Timber entered into the Registration Rights Agreement with the Investors, pursuant to which the Company agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, the Company is restricted from certain financing activities until August 16, 2022.

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Note 2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The unaudited condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuations of investments, loans, warrants, notes, and equity-based awards and member units. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Research and development

Research and development costs, including in-process research and development acquired as part of an asset acquisition for which there is no alternative future use, are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. The Company outsources a substantial portion of its clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist the Company with the execution of its clinical studies. For each clinical trial that the Company conducts, certain clinical trial costs are expensed immediately, while others are expensed over time based on the number of patients in the trial, the attrition rate at which patients leave the trial, and/or the period over which clinical investigators or CROs are expected to provide services. The Company’s estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Measurement

The Company follows the accounting guidance in ASC 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of June 30, 2020 and December 31, 2019, the recorded values of prepaid expenses, accounts payable, accrued expenses, and license payable, approximate the fair values due to the short-term nature of the instruments.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s source of revenue in both 2020 and 2019 has been from grants. When grant funds are received after costs have been incurred, the Company records grant revenue upon the receipt of cash.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company issued Series A Warrants to purchase 8,384,764 shares of its common stock to investors in connection with the $20 million financing in May 2020, and recorded these outstanding warrants as a liability at fair value utilizing a Monte Carlo simulation model. As further described in Note 6, the fair value of the warrants issued by the Company in connection with the $5.0 million Bridge Notes has been estimated using a probability-weighted Black-Scholes option pricing model. Upon consummation of the Merger the Series B Warrants are classified as equity.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the condensed consolidated statements of operations based upon the underlying individual’s role at the Company.

In 2019, the Company granted VARs to certain employees at specified exercise prices. The Company estimates the fair value of VARs using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of equity-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All equity-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations.

Convertible Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, Securities and Exchange Commission (“SEC”) Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified the Series A convertible preferred stock as mezzanine equity. The convertible preferred stock is recorded outside of stockholders’ deficit because, in the event of certain change of control events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders.

Loss Per Share

Basic net loss per share (“EPS”) of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the Company has net losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share at June 30, 2020 and 2019 because their inclusion would be anti-dilutive are as follows:

	June 30,
	2020	2019
	(Unaudited)
Series A warrants	8,384,764	-
Bridge warrants	413,751	-
Unvested variable appreciation rights	333,044	457,699
Options to purchase common stock	232,996	-
Series A preferred stock	1,819,289	-
Legacy stock options	97,870	-
Legacy warrants	220,030	-
	11,501,744	457,699

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more-likely than not that some or all of the deferred tax assets will not be realized.

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more-likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying condensed consolidated statements of operations.

Note 3. Acquisition of BioPharmX

As described in Note 1, on May 18, 2020, the Company completed its acquisition of BioPharmX in accordance with the terms of the Merger Agreement. The acquisition was accounted for as an asset acquisition/reverse merger.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the Merger Agreement, following the Merger, the Timber Sub members, including the investors funding the $20 million investment and the bridge investors, own approximately 88.5% of the outstanding common stock of BioPharmX, and the BioPharmX stockholders own approximately 11.5% of the outstanding common stock as of the date of the merger. The cost of the BioPharmX acquisition, which represents the consideration transferred to BioPharmX stockholders in the BioPharmX acquisition, of $12.4 million consists of the following:

Number of shares of the combined company owned by BioPharmX stockholders	1,367,326
Multiplied by the fair value per share of BioPharmX common stock	$6.12
Total estimated fair value of common stock	8,368,033
Add: net liabilities acquired	(2,833,453)
Add: investment in BioPharmX	(1,169,846)
Total consideration - recorded as research and development acquired	$12,371,332

The total cost of the BioPharmX acquisition was allocated to the net liabilities acquired as follows:

Cash and cash equivalents	$340,786
Other current assets	2,027
Deposits	114,534
ROU asset	904,370
Accounts payable	(610,882)
Credit cards	760
Accrued expenses	(148,999)
Note - short term	(2,456,614)
Operating lease liability - short term	(259,712)
Other long term liabilities	(73,682)
Operating lease liability - long term	(646,041)
Net liabilities acquired	$(2,833,453)

Note 4. Credit Agreement with BioPharmX

Loan to BioPharmX

In 2020, prior to the BioPharmX acquisition the Company loaned BioPharmX $2.5 million in three tranches. During the three and six months ended June 30, 2020, the Company recorded interest income of approximately $21,000 and $42,000, respectively. In connection with the loan the Company also received a warrant which was subsequently exercised for 193,596 common shares of BioPharmX.

The following is a summary of the loan and investment in BioPharmX during the six months ended June 30, 2020:

	Loan to BioPharmX	Investment in BioPharmX	Total
Balance as of January 1, 2020	$-	$-	$-
Principal balance	2,400,000	-	2,400,000
Accrued interest	41,655	-	41,655
Fair value of BioPharmX common stock	-	625,000	625,000
Change in fair value	-	559,805	559,805
Balance as of May 18, 2020	$2,441,655	$1,184,805	$3,626,460
Acquisition of BioPharmX	(2,456,614)	-	(2,456,614)
Loan and investment in BioPharmX - recorded as research and development license acquired	14,959	(1,184,805)	(1,169,846)
Balance as of June 30, 2020	$-	$-	$-

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Purchases of Assets

Acquisition of Licenses from Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, the Company acquired the license for a topical formulation of isotretinoin for the treatment of congenital ichthyosis and identified as TMB-001, formerly PAT-001, from Patagonia (the “TMB-001 License”).

Upon closing of the TMB-001 License, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 License, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales royalties ranging from low single digits to mid double digits for the program licensed. The Company is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020 and December 31, 2019.

On June 26, 2019, the Company acquired the license for a locally administered (e.g. topical or subcutaneous) formulation of sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 License”).

Upon closing of the TMB-003 License Agreement, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. The Company is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020 and December 31, 2019.

The TMB-001 License and TMB-003 License acquisitions were accounted for as asset acquisitions pursuant to ASC Topic 805, Business Combinations (Topic 805”) as the majority of the fair value of the assets acquired were concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the purchase price of $50,000 paid for these assets was recorded as research and development expense in the accompanying unaudited condensed consolidated statement of operations for the period from Inception to June 30, 2020.

Acquisition of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, the Company and AFT Pharmaceuticals Limited (“AFT”) entered into a license agreement which provides the Company with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize the Pascomer® product in the United States, Canada and Mexico (collectively, the “Company’s territory”) and (2) a co-exclusive license to develop the Pascomer® product in the Company’s territory. Concurrently, the Company granted to AFT an exclusive license to commercialize the Pascomer® product outside of the Company’s territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of the Company’s territory (the “AFT License Agreement”).

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions in respect of the matters the development and commercialized of the Pascomer® product. The committee will be comprised of four members, and each of the Company and AFT shall have the right to appoint two members. The Company shall have final decision making authority on all matters relating to the commercialization of the Pascomer® product in its territory and on all matters related to the development (and regulatory approval) of the Pascomer® product, with certain exceptions.

The development of the Pascomer® product shall be conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee. AFT shall perform clinical trials of the Pascomer® product in the Company’s territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company is responsible for all expenses incurred by AFT during the term of the AFT License Agreement and the Company and AFT shall equally share all costs and expenses incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the Company’s territory.

Pursuant to the AFT License Agreement, the Company is obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment of $1.0 million to AFT, payable in scheduled installments. Specifically, the Company paid $0.25 million in October 2019 and the remaining $0.75 million due in quarterly installments with the last payment on July 1, 2020. As of June 30, 2020, the Company paid the remaining $0.75 million.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License, with the first being $1.0 million upon the successful completion of Phase IIb Clinical Trial, where the results of such clinical trial meet the clinical trials primary clinical endpoints. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020 and December 31, 2019.

The AFT License Agreement was accounted for as an asset acquisition pursuant to Topic 805 as the majority of the fair value of the assets acquired were concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the purchase price paid for these assets was recorded as research and development expense in the Company’s statement of operations for the period from Inception to December 31, 2019.

Note 6. Fair Value Measurements

During the six months ended June 30, 2020, in connection with the Bridge Notes, the Company assumed a warrant obligation to purchase shares of the Company’s common stock. Each warrant was exercisable into a number of shares of $0.001 par value common stock of BioPharmX, and had a term of 5 years from the closing date of the Merger (See Note 8). The warrant obligation was recognized as a Level 3 liability on the funding dates and adjusted to fair value. Upon issuance of the warrant on May 18, 2020, the warrant liability was reclassified to equity.

The inputs using the probability Black-Scholes model to calculate the fair value of the warrants related to the Bridge Notes are as follows:

For the period January 28, 2020 - May 18, 2020
Dividend yield	-
Expected price volatility	84.9%
Risk free interest rate	0.38% - 1.48%
Expected term	5.0 - 5.3 years

On June 2, 2020, in connection with the Merger Agreement, the Company issued Series A Warrants with an initial exercise price of $2.7953 per share, are immediately exercisable upon issuance, and have a term of five years from the date of issuance. The Series A Warrants were initially exercisable for 8,384,764 shares of common stock in the aggregate.

The inputs using the Monte Carlo simulation model in measuring the Company’s Series A Warrants at the issuance date of June 2, 2020 and for the three and six months ended June 30, 2020, are as follows:

	June 2, 2020	Three and Six Months Ended June 30, 2020
Dividend yield	-	-
Expected price volatility	78.2%	78.8%
Risk free interest rate	0.32%	0.29%
Expected term (in years)	5.0	4.9

The warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the condensed consolidated statement of operations.

There were no assets or liabilities measured at fair value during the three and six months ended June 30, 2019.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2020:

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Bridge Warrants	Series A Warrants	Total
Balance at January 1, 2020	$-	$-	$-
January 28, 2020 - First closing issuance	929,899	-	929,899
February 14, 2020 - Second closing issuance	981,557	-	981,557
March 13, 2020 - Third closing issuance	1,021,262	-	1,021,262
Sub-total	2,932,718	-	2,932,718
Change in fair value	321,051	-	321,051
Balance at March 31, 2020	$3,253,769	$-	$3,253,769
Issuance of Series A warrants	-	16,511,634	16,511,634
Change in fair value	169,435	(1,673,946)	(1,504,511)
Reclassification of bridge warrants to equity	(3,423,204)	-	(3,423,204)
Balance at June 30, 2020	$-	$14,837,688	$14,837,688

Note 7. Accounts Payable and Accrued Expenses

As of June 30, 2020 and December 31, 2019, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Legal expenses	$209,301	$9,628
Research and development	309,173	543,155
Professional fees	250,254	65,926
Personnel expenses	152,968	86,421
Other	198,899	10,981
Total	$1,120,595	$716,111

Note 8. Bridge Notes Payable

In connection with the Merger Agreement and the Credit Agreement, Timber entered into a Securities Purchase Agreement, dated as of January 28, 2020 (the “SPA”) with certain institutional investors (the “Buyers”), pursuant to which the Buyers agreed to purchase, and Timber agreed to issue, senior secured promissory notes (the “Bridge Notes”) from Timber in the aggregate principal amount of $5 million, in exchange for an aggregate purchase price of $3.75 million, representing aggregate discount of $1.25 million. Timber also agreed to reimburse the Buyer’s representative $50,000 in transaction costs. The Company was also obligated to issue warrants to the Buyers (as further discussed below) In the quarter ended March 31, 2020, the Company received a total of $3.7 million. The Bridge Notes bear interest at a rate of 15% per annum (25% upon the occurrence of an event of default thereunder) and are repayable upon the earlier of (i) the closing of a fundamental transaction of Timber, (ii) the date on which Timber’s equity is registered under the Securities Exchange Act of 1934, as amended or is exchanged for equity so registered the Public Company Date or (iii) July 28, 2020. The Bridge Notes and any unpaid interest are automatically exchangeable into securities issued pursuant to the Securities Purchase Agreement, described in Note 1, based on the per share price received from investors in the Securities Purchase Agreement, which was $6.0423, per share. The Company issued 827,499 shares to settle the Bridge Notes.

In connection with the SPA, the Company was obligated, within five trading days following the consummation of the first capital raising transaction, post-Merger (see Note 1), to issue to the Buyers, warrants to purchase a total number shares of common stock that equates to 100% of the as-converted shares, as if the Bridge Notes were convertible at the lowest price any securities are sold, convertible or exercisable into in the Timber Funding or the next round of financing. Each warrant would be exercisable into a number of shares of $0.001 par value common stock of BioPharmX, and have a term of 5 years from the closing date of the Merger. The warrants do not meet the scope exception of ASC 815, Derivative Accounting, and therefore, have been accounted for as a liability. The warrant liability had initially been recorded at the fair value on the date the Company became obligated to issue the warrants (each closing date of the Bridge Notes), with subsequent changes in fair value recognized at each reporting period end date (See Note 6). During the three and six months ended June 30, 2020, the Company recorded approximately $0.2 million and $0.5 million, respectively, as the change in fair value of the warrants as reflected in the condensed consolidated statement of operations.

The Company recorded the debt less its discount and less the fair value of the warrant liability. Pursuant to the Merger Agreement, as of May 18, 2020, the Company reclassified its Bridge Notes and related warrant liability to equity. The following table reflects the activity related to the Company’s Bridge Notes during the three and six months ended June 30, 2020 and as of June 30, 2020:

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bridge Notes Payable
Balance at January 1, 2020	$-
January 28, 2020 - First closing issuance	1,666,666
February 14, 2020 - Second closing issuance	1,666,667
March 13, 2020 - Third closing issuance	1,666,667
Original issue discount	(1,300,000)
Discount resulting from allocation of proceeds to warrant liability	(2,932,718)
Sub-total	767,282
Amortization of debt discount	1,019,273
Balance at March 31, 2020	$1,786,555
Amortization of debt discount	3,213,445
Reclassification of bridge note to equity	(5,000,000)
Balance at June 30, 2020	$-

The inputs used to calculate the fair value of the warrants using the probability Black-Scholes model are as follows:

For the period January 28, 2020 - May 18, 2020
Dividend yield	-
Expected price volatility	84.9%
Risk free interest rate	0.38% - 1.48%
Expected term	5.0 - 5.3 years

Note 9. Temporary Equity, and Members’ and Stockholder’s Equity (Deficit)

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock.

Common Stock

On May 18, 2020, immediately prior to the Merger, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a Reverse Stock Split. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 12 shares of common stock held by a stockholder of the Company immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. All outstanding and unexercised warrants to purchase shares of common stock otherwise remain in effect pursuant to their terms, subject to adjustment to account for the Reverse Stock Split. Immediately following the Reverse Stock Split there were approximately 1,367,326  shares of common stock outstanding prior to the Merger. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares instead received cash in lieu of their fractional shares.

Under the terms of the Amended Merger Agreement, the Company issued shares of common stock to the holders of common units. The 9,000 common units issued to TardiMed have been converted into 5,666,152 shares of common stock, and the 1,000 common units issued to Patagonia have been converted into 629,572 shares of common stock.

On May 18, 2020, pursuant to the Merger Agreement (see Note 1), 1,367,326 shares of common stock were issued for the acquisition of BioPharmX (see Note 4), with a fair value of approximately $8.4 million or $6.12 per share.

On May 18, 2020, pursuant to the Merger Agreement, 4,180,208 shares of common stock were issued to the investors of the $20 million private placement financing (See Note 1), aggregate net proceeds received totaled $17.5 million) and to settle the $5 million Bridge Notes.

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bridge Warrants

On May 22, 2020, pursuant to the Securities Purchase Agreement, the Company issued the Bridge Warrants exercisable for 413,751 shares of Common Stock in the aggregate (see Note 1). The Bridge Warrants have an exercise price of $2.2362 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance.

Series A Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware that became effective immediately. Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from an after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends will be payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, which shall be the greater of (i) $18.054 and (ii) the amount that is 110% of the Final Price Per Share (as defined in the Financing Purchase Agreement), or $2.46. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock shall be redeemable at the option of the holders, in whole or in part, for 1,819,289 shares of the Company’s common stock with a conversion price of $1.00 per share.

As of May 18, 2020, pursuant to the Merger Agreement, the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, received 1,819 shares of newly created convertible Series A preferred stock. The following table summarizes the Company’s Series A preferred stock for the three months ended June 30, 2020:

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of January 1, 2020	-	$-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289
Accrued Series A preferred stock dividends	-	17,146
Total temporary equity as of June 30, 2020	1,819	$1,836,435

Note 10. Stock-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant.

Furthermore, the Company maintains its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At June 30, 2020 and December 31, 2019, Incentive Units outstanding under the 2019 Plan were 367,670 and 437,553 units, respectively,

During the three and six months ended June 30, 2020, the period from inception through June 30, 2019, and the three months ended June 30, 2019, stock-based compensation expenses were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	For the Period from February 26, 2019 (Inception) through June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Employee value appreciation right awards	$23,672	$12,536	$41,889	$17,107
Stock options	19,773	-	19,773	-
	$43,445	$12,536	$61,662	$17,107

VARs

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

19

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of VARs issued and outstanding as of June 30, 2020 and for the six months ended June 30, 2020:

	Number of Units	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	437,552	$0.01	$279,077	9.4
Cancelled	(69,882)	$0.01	-	-
Outstanding as of June 30, 2020 (Unaudited)	367,670	$0.01	$797,844	8.9
Value appreciation right awards vested and expected to vest	367,670	$0.01	$797,844	8.9
Value appreciation right awards vested and exercisable	34,626	$0.01	$75,139	8.7

On January 6, 2020, 69,882 VARs were cancelled due to the voluntary termination of the Company’s Chief Science Officer. During the six months ended June 30, 2020, approximately $8,000 of compensation costs were reversed related to the cancelled VARs.

As of June 30, 2020, the unrecognized compensation costs were approximately $0.1 million, which will be recognized over an estimated weighted-average amortization period of 1.4 years.

Stock Options

During the three and six months ended June 30, 2020, the Company granted 232,996 options to purchase shares of the Company’s common stock to employees and board members. The following is a summary of the options outstanding as of June 30, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	-	$-	-	$-
Granted	232,996	$2.87	9.9	-
Outstanding as of June 30, 2020 (Unaudited)	232,996	$2.87	9.9	$-

Exercisable at June 30, 2020 (Unaudited)	-	$2.87	9.9	$-

As part of the Merger, the Company assumed the following legacy stock options and warrants:

	Shares Underlying Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Legacy BioPharmX options	97,870	$45.81	8.7	-
Legacy BioPharmX warrants	220,030	$164.17	3.2	-

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

20

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following are the key assumptions used to estimate the fair value of the stock options granted during the three and six months ended June 30, 2020:

Three and Six Months Ended June 30, 2020
Expected life	5-7 years
Expected volatility	79.0%
Risk-free interest rate	0.3%
Expected dividend yield	-

As of June 30, 2020, the unrecognized compensation costs related to stock options were approximately $0.4 million, which will be recognized over an estimated weighted-average amortization period of 1.9 years. There were no options outstanding during the three and six months ended June 30, 2019.

Note 11. Commitments and contingencies

Leases

In connection with the Merger of BioPharmX, the Company acquired a lease and corresponding sublease for the BioPharmX facility in San Jose, California. The sublease is to be used for general office and research laboratory purposes, has an effective date of February 1, 2020, and has a lease term of 4 years which expires on December 30, 2023. The lease expense is significantly reduced by the payments received in connection with the sublease.

The components of lease expense were as follows:

Three Months Ended June 30, 2020
Operating leases:
Operating lease cost	$27,445
Variable lease cost	6,896
Operating lease expense	$34,341
Short-term lease rent expense	-
Net rent expense	$34,341

Supplemental cash flow information related to leases were as follows:

Three Months Ended June 30, 2020
Operating cash flows - operating leases	$26,063
Right-of-use assets obtained in exchange for operating lease liabilities	$904,370

As of June 30, 2020, future minimum payments for the lease are as follows:

Operating
Leases
Remaining Months in Year Ended December 31, 2020	$156,378
Year Ended December 31, 2021	322,656
Year Ended December 31, 2022	332,568
Year Ended December 31, 2023	342,468
Total	$1,154,070
Less present value discount	(264,458)
Operating lease liabilities	$889,612

21

Timber Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Litigation

As of June 30, 2020 and December 31, 2019 there was no litigation against the Company.

Note 12. Related party transactions

Patagonia

On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. As of June 30, 2020, Patagonia holds 629,572 shares of common stock, which represents 5% of the total voting shares outstanding.

TardiMed

The Chairman of the Board of the Company is also a Managing Member of TardiMed. The Chief Operating Officer, Executive Vice President and Secretary of the Company is also a Partner of TardiMed. As of June 30, 2020 TardiMed holds 5,666,152 shares of common stock, which represents 48% of the total voting shares outstanding. From February 26, 2019 to December 31, 2019, TardiMed contributed $1.4 million in exchange for 1.4 million preferred units. During the six months ended June 30, 2020, TardiMed contributed an additional $0.1 million in exchange for 142,392 preferred units. In connection with the Merger Agreement, these preferred units and dividends have converted into 1,819 shares of Series A preferred stock.

In 2020 certain expenses of $142,392 have been allocated by TardiMed in exchange for preferred units prior to the acquisition. These expenses are primarily comprised of TardiMed personnel and related expenses, rent and other office expenses. The Company allocated these expenses contributed on a 50%/50% basis to research and development and selling, general and administrative. Management considers the allocation methodologies used to allocate expenses as reasonable and appropriate based on historical TardiMed expenses attributable to the Company and the Company’s operations. For the three and six months ended June 30, 2020, approximately $71,000 and $71,000, respectively, was allocated to research and development expenses, and selling, general and administrative expenses, respectively. From February 26, 2019 to June 30, 2019, there were no expenses allocated to research and development expenses, and selling, general and administrative expenses.

22

Item 2. Financial Information.

Management’s Discussion and Analysis of the Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.” Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our lack of operating history and history of operating losses;

•	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

•	the potential dilutive effect of certain provisions in the Series A Warrants and Series B Warrants;

•	our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	the potential impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements;

•	our ability to adequately support growth.

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Timber’s investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. Timber is initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis, tuberous sclerosis complex, and localized scleroderma. Timber’s lead programs are TMB-001, TMB-002 and TMB-003.

TMB-001, a proprietary topical formulation of isotretinoin is currently being evaluated in a Phase 2b clinical trial for the treatment of moderate to severe subtypes of congenital ichthyosis (“CI”), a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and preliminary efficacy of TMB-001, as well as minimal systemic absorption. In 2018, the FDA awarded $1.5 million to support clinical trials evaluating TMB-001 through its Orphan Products Grant program. In March 2020, the FDA awarded us the second tranche of the grant in the amount of $500,000.

TMB-002, a proprietary topical formulation of rapamycin is currently being evaluated in a Phase 2b clinical trial for the treatment of facial angiofibromas (“FAs”) in tuberous sclerosis complex (“TSC”), a multisystem genetic disorder resulting in the growth of hamartomas in multiple organs. TSC results from dysregulation in the mTOR pathway, and as a topical mTOR inhibitor, TMB-002 may address FAs in TSC without the systemic absorption of an oral agent.

TMB-003, a proprietary formulation of sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist, is currently in preclinical development as a locally applied formulation for the treatment of localized scleroderma, a rare autoimmune connective tissue disorder (“CTD”) that leads to inflammation and thickening of the skin.

On May 18, 2020, BioPharmX Corporation (“BioPharmX”) completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 (the “Merger Agreement”), by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-12 (the “Reverse Stock Split”). Immediately after completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 11,843,258 shares of Common Stock outstanding (after the Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding VARs, as defined below) owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 629.57 shares of Common Stock for each Timber Sub unit. In addition, the 584 Value Appreciation Rights of Timber Sub (“VARs”) that were outstanding immediately prior to Merger became denoted and payable in 367,670 shares of Common Stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the newly created convertible Series A preferred stock at the Effective Time.

In connection with the Merger Agreement, on March 27, 2020, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the ’‘Investors’’) pursuant to which, among other things, Timber issued to the Investors shares of Timber units immediately prior to the Merger and BioPharmX issued to the Investors warrants to purchase shares of BioPharmX common stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million (which amount is comprised of (x) a $5 million credit with respect to the Bridge Notes and (y) $20 million in cash from the Investors) (the “Purchase Price”). Timber Pharmaceuticals, Inc. issued to the Investors 8,384,764 Series A Warrants to purchase shares of Common Stock (“Series A Warrants”) and 7,042,175 Series B Warrants to purchase shares of Common Stock (“Series B Warrants”). The Series A Warrants will have a 5-year term and an exercise price of $2.7953, subject to adjustment for anti-dilution events. The Series A Warrants were initially exercisable into 8,384,764 shares of Common Stock issued to the Investors, subject to certain adjustments. The Series B Warrants have an exercise price per share of $0.001, were exercisable upon issuance and were initially convertible into 7,042,175 shares of Common Stock in the aggregate. The number of shares of Common Stock issuable pursuant to the Series B Warrants is also subject to adjustment based on specified reset prices. For example, if the maximum number of warrants issuable in connection with the Securities Purchase Agreement were to be issued, the result would be the issuance of an additional 14,890,245 Series A Warrants for 23,275,009 Series A Warrants in the aggregate, and an additional 19,853,090 Series B Warrants for 26,895,265 Series B Warrants in the aggregate. In addition, the exercise price of the Series A Warrants issued since May 18, 2020 would be reset to $1.01.

Timber has a limited operating history as it was formed on February 26, 2019. Since inception, Timber’s operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. Prior to issuing the Timber Bridge Notes, Timber funded its operations primarily through member contributions. From inception through June 30, 2020, members contributed an aggregate of $1.7 million.

Since inception, Timber has incurred significant operating losses. For the period from February 26, 2019 (inception) to June 30, 2020, Timber’s net loss was $21.9 million. As of June 30, 2020, Timber had an accumulated deficit of $21.9 million. Timber expects to continue to incur significant expenses and operating losses for the foreseeable future. Timber anticipates that its expenses will increase significantly in connection with its ongoing activities, as it continues to develop the pipeline of programs.

Recent Developments

On July 1, 2020, Timber announced that all 11 sites across the U.S. and Australia participating in the Phase 2b CONTROL study evaluating TMB-001which has been initiated with patients with moderate to severe CI are currently being enrolled. The Company also announced that 70% of the sites  participating in a Phase 2b clinical trial evaluating TMB-002 have been opened as of July 1, 2020 and are currently enrolling patients.

Pursuant to the Merger Agreement, BPX-01 (Topical Minocycline, 2%) and BPX-04 (Topical Minocycline, 1%) were added to the Timber portfolio. BPX-01 and BPX-04 are assets currently in development for acne vulgaris and papulopustular rosacea, respectively. On July 22, 2020, Timber announced that it has received notice from the European Patent Office that it intends to grant a patent for the Company’s topical composition of pharmaceutical tetracycline (including minocycline) for dermatological use (European Patent Application No. 16714168.8). Patents covering the BPX-01 and BPX-04 assets have previously been granted in the United States, South Africa and Australia.  Timber is currently evaluating its strategic options regarding these assets.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, Timber acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”).

Under the terms of the TMB-001 Acquisition, Timber paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales royalties ranging from low single digits to mid-double digits for the program licensed. Timber is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

On June 26, 2019 Timber acquired the intellectual property rights for a locally administered formulation of sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, Timber paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales royalties ranging from low to mid-single digits for the program licensed. Timber is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

Acquisition of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, Timber entered into a license agreement with AFT Pharmaceuticals Limited (“AFT”) which provides it with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize the Pascomer® product in the United States, Canada and Mexico and (2) a co-exclusive license to develop the Pascomer® product in this territory. Concurrently, Timber granted to AFT an exclusive license to commercialize the Pascomer® product outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions in respect of the matters the development and commercialized of the Pascomer® product. The committee will be comprised of four members, and both the Company and AFT shall each have the right to appoint two members. Timber shall have final decision-making authority on all matters relating to the commercialization of the Pascomer® product in its territory and on all matters related to the development (and regulatory approval) of the Pascomer® product, with certain exceptions.

The development of the Pascomer® product shall be conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee. AFT shall perform clinical trials of the Pascomer® product in Timber’s territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. Timber is responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of Timber’s territory.

Upon closing of the AFT License Agreement, Timber was obligated to reimburse AFT for previously spent development costs, subject to certain limitations and was obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

Results of operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Grant revenue

For the three months ended June 30, 2020 and 2019, no revenue was recognized.

Operating costs and expenses

Research and development expense

For the three months ended June 30, 2020, research and development expenses were $0.5 million compared to $0.2 million for the three months ended June 30, 2019. The increase of $0.3 million is primarily related to increased costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass through expenses.

Research and development costs were primarily attributable to costs incurred in connection with Timber’s research activities and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to it by Timber’s vendors and collaborators.

Research and development expense- license acquired

For the three months ended June 30, 2020, research and development expense – license acquired was $12.4 million related to our acquisition of BioPharmX. There were no research and development expense – license acquired for the three months ended June 30, 2019.

Transaction Costs

For the three months ended June 30, 2020, transaction costs were $0.3 million consisting of legal and professional fees related to our acquisition of BioPharmX. There were no transaction costs for the three months ended June 30, 2019.

General and administrative expense

For the three months ended June 30, 2020, general and administrative expense was $1.1 million compared to $38,000 for the three months ended June 30, 2019. The increase in general and administrative expenses of approximately $1.1 million was due to increased legal and professional fees of $0.3 million, increased personnel and related costs of $0.4 million due to increased headcount, and other overhead expenses of $0.4 million.

Comparison of the Six Months Ended June 30, 2020 and 2019

Grant revenue

For the six months ended June 30, 2020, revenue was approximately $27,000 compared to no revenue for the six months ended June 30, 2019. Revenue for the six months ended June 30, 2020 consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds are available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. A six-month no cost extension was granted to Timber in September 2019 and ended in February 2020. During the course of each year for which the Grant is active, the Company submits its allowable expenses and is reimbursed up to the maximum amount of each installment.

Operating costs and expenses

Research and development expense

For the six months ended June 30, 2020, research and development expenses were $1.6 million compared to $0.2 million for the six months ended June 30, 2019. The increase of $1.4 million is primarily related to increase costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass through expenses.

Research and development costs were primarily attributable to costs incurred in connection with Timber’s research activities and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to it by Timber’s vendors and collaborators.

Research and development expense- license acquired

For the six months ended June 30, 2020, research and development expense – license acquired was $12.4 million related to our acquisition of BioPharmX. There were no research and development expense – license acquired for the six months ended June 30, 2019.

Transaction Costs

For the six months ended June 30, 2020, transaction costs were $1.5 million consisting of legal and professional fees related to our acquisition of BioPharmX. There were no transaction costs for the six months ended June 30, 2019.

General and administrative expense

For the six months ended June 30, 2020, general and administrative expense were $1.5 million compared to $46,000 for the six months ended June 30, 2019. The increase in general and administrative expenses of approximately $1.5 million was due to increased legal and professional fees of $0.3 million, increased personnel and related costs of $0.5 million due to increased headcount, management fees of $0.2 million, and other overhead expenses of $0.5 million.

Liquidity and Capital Resources

Since inception, Timber has not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At June 30, 2020, we had working capital of approximately $12.5 million, which included cash and cash equivalents of $13.6 million.  We reported a net loss of $18.8 million, during the six months ended June 30, 2020.  During the six months ended June 30, 2020, we raised net proceeds of $17.5 million from our financing in connection with our acquisition of BioPharmX.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $5.1 million, which primarily consisted of our net loss of $18.8 million, adjusted for non-cash expenses of $14.4 million primarily consisting of, $12.4 million of research and development – licenses acquired, $4.2 million of amortization expense related to the Bridge Notes, $0.2 million of accrued interest on the Bridge Notes, offset by $1.2 million for the change in fair value of our warrant liability, $0.8 million for the amortization of our loan discount, and $0.6 million for the change in fair value of our investment in BioPharmX. The change in assets and liabilities of $0.8 million is primarily due to increases in prepaid insurance of $0.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $0.6 million.

For the six months ended June 30, 2019, net cash used in operating activities was $0.1 million, which primarily consisted of our net loss of $0.3 million, adjusted for non-cash expenses of $0.1 million including, $50,000 related to our research and development – licenses acquired and $17,000 for the change in fair value of our warrant liability. The change in assets and liabilities was due to increased accounts payable of $0.1 million.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was approximately $2.7 million which primarily consisted of our loan to BioPharmX of $2.3 million and our payment of $0.7 million for research and development licenses, offset by the cash acquired with our acquisition of BioPharmX of $0.3 million.

For the six months ended June 30, 2019, net cash used in investing activities was approximately $50,000 for the purchase of research and development licenses.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was approximately $21.2 million, which consisted of the net proceeds received from the issuance of common stock related to our financing of $17.5 million and the proceeds received from our Bridge Notes of $3.7 million.

For the six months ended June 30, 2019, net cash provided by financing activities was approximately $0.3 million which consisted of the proceeds for the issuance of common and preferred stock.

Funding requirements

Timber expects its expenses to increase in connection with its ongoing activities, particularly as Timber continues the research and development of its pipeline of programs. Furthermore, following the completion of the Merger, Timber expects to incur additional costs as a public company. Accordingly, Timber will need to obtain additional funding. If Timber is unable to raise capital or otherwise obtain funding when needed or on attractive terms, Timber could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts.

As discussed above, Timber Sub and BioPharmX entered into the Securities Purchase Agreement pursuant to which, among other things, Timber issued the Investor Warrants to the Investors in a private placement transaction for an aggregate purchase price of approximately $25 million (which amount is comprised of (x) a $5 million credit with respect to the Bridge Notes and (y) $20 million in cash from the Investors). Timber believes this financing will allow it to continue operations into the third quarter of 2021.

In addition, on July 17, 2020, Timber entered into an Amended and Restated Registration Rights Agreement (as amended, the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, Timber agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, Timber is restricted from various financing activities until August 16, 2022. Timber will need to negotiate with the Investors with respect to future financings in order to continue as a going concern.

Timber has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

• its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

• the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its Phase 2b clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;

• the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

• the emergence and effect of competing or complementary products;

• its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

• the cost and timing of completion of commercial-scale manufacturing activities;

• the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;

• the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale;

• its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and

• the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

Timber will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of Timber’s product candidates. If Timber is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that Timber will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of Timber’s existing stockholders.

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Off-balance sheet arrangements

Timber does not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Timber does not engage in off-balance sheet financing arrangements. In addition, Timber does not engage in trading activities involving non-exchange traded contracts. Timber therefore believe that Timber is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in these relationships.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and use of estimates are disclosed in Note 2 to our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, the Company completed the BioPharmX Merger which resulted in changes to operations and management personnel. These changes for the Company have had a material effect on our internal control over financial reporting. In response, the Company plans to hire external advisors to review the internal controls over financial reporting, including the appropriate accounting policies.

Part II.  Other Information

Item 1. Legal Proceedings.

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our company or our officers or directors in their capacities as such.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. However, the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the Securities and Exchange Commission on March 23, 2020, as amended and supplemented in our definitive proxy statement/prospectus/information statement filed with the Securities and Exchange Commission on April 1, 2020 under Rule 424 of the Securities Act of 1933, as further supplemented on April 27, 2020, contain risks associated with the historic BioPharmX business and the risks of the Merger occurring, which are no longer relevant, so that we are repeating from our definitive proxy statement/prospectus/information statement and updating, where appropriate, the risk factors relevant to our current business.

Risks Related to Timber’s Business, Financial Position and Capital Requirements

Timber has a limited operating history and has never generated any product revenue.

Timber is a clinical-stage biopharmaceutical company with a limited operating history. Timber was formed in February 2019, and since inception, it has incurred significant net losses. As of June 30, 2020, Timber had an accumulated deficit of approximately $21.9 million. Since inception, Timber has financed its operations with $1.7 million through capital contributions.

Timber’s ability to generate product revenue and become profitable depends upon its ability to successfully complete the development of, and obtain the necessary regulatory approvals for, its product candidates in development, including TMB-001, TMB-002 and TMB-003. Timber has never been profitable, has no products approved for commercial sale, and has not generated any product revenue.

Even if Timber receives regulatory approval for any of its product candidates, it does not know when or if such product candidate will generate product revenue. Timber’s ability to generate product revenue depends on a number of factors, including, but not limited to, its ability to:

• successfully complete pre-clinical studies and clinical trials and obtain and maintain regulatory approval for the marketing of its product candidates;

• add operational, financial and management information systems personnel, including personnel to support its clinical, manufacturing and planned future commercialization efforts and operations as a public company;

• establish or maintain collaborations, licensing or other arrangements;

• initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements;

• launch commercial sales of its products, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems for its product candidates;

• set an acceptable price for any approved product candidates and obtain coverage and adequate reimbursement from third-party payors;

• achieve market acceptance of its products in the medical community and with third-party payors and consumers; and

• maintain, expand and protect its intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, Timber is unable to predict the timing or amount of increased expenses, or when or if, it will be able to achieve or maintain profitability. Timber’s expenses could increase beyond expectations if it is required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that it currently anticipates. Even if any of Timber’s product candidates is approved for commercial sale, Timber anticipates incurring significant costs associated with their commercial launch. If Timber cannot successfully execute any one of the foregoing, its business may not succeed and your investment will be negatively impacted.

Timber expects to incur significant losses for the foreseeable future and may never achieve or maintain profitability. Timber’s independent registered public accounting firm has expressed substantial doubt about its ability to continue as a going concern.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. Timber has never generated any product revenue, and it cannot estimate with precision the extent of its future losses. Timber does not currently have any products that are available for commercial sale and it may never generate product revenue or achieve profitability. Timber’s net loss was approximately $3.1 million for the period from February 26, 2019 (inception) to December 31, 2019. As of June 30, 2020, Timber had an accumulated deficit of approximately $21.9 million.

Timber expects to continue to incur substantial and increasing losses through the commercialization of any of its product candidates, if approved. None of Timber’s product candidates have been approved for marketing anywhere in the world, and it may never receive such approval. As a result, Timber is uncertain when or if it will achieve profitability and, if so, whether it will be able to sustain it. Timber’s ability to generate product revenue and achieve profitability is dependent on its ability to complete the development of its product candidates, obtain necessary regulatory approvals for such product candidates, and manufacture and successfully market its product candidates alone or in collaboration with others. There can be no assurance that Timber will be profitable even if it successfully commercializes any of its product candidates. If Timber does successfully obtain regulatory approval to market any of its product candidates, its revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which it gains regulatory approval, the number of competitors in such markets, the accepted price for any such product candidate and whether it owns the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than Timber expects, or the treatment population is narrowed by competition, physician choice or treatment guidelines, it may not generate significant revenue from sales of any of our product candidates, even if approved. Even if Timber does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely impact the market price of the common stock and its ability to raise capital and continue operations.

Timber expects that its research and development expenses in connection with its development programs for its various product candidates will continue to be significant. In addition, as Timber prepares for and if it obtains regulatory approval for any of its product candidates, it expects to incur increased sales, marketing and manufacturing expenses. As a result, Timber expects to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have harmed and will continue to harm Timber’s results of operations, financial position and working capital.

Timber’s independent registered public accounting firm has issued a going concern opinion on its consolidated financial statements as of December 31, 2019, expressing substantial doubt that Timber can continue as an ongoing business due to insufficient capital for us to fund its operations. Timber’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Timber will require substantial additional capital to fund its operations, and if it fails to obtain necessary financing, it may not be able to complete the development and commercialization of any of its product candidates.

Timber expects to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our lead product candidates TMB-001 and TMB-002 as well as any of its other product candidates. Timber will require additional capital to complete the development and potential commercialization of its product candidates. Because the length of time and activities associated with successful development of Timber’s product candidates are highly uncertain, Timber is unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Timber’s future funding requirements, both near-and long-term, will depend on many factors, including, but not limited to:

• the timing, progress, costs and results of its Phase 2b clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;

• the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

• the cost of filing, prosecuting, defending and enforcing its patent claims and other intellectual property rights;

• the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against it or any of its current or future product candidates;

• the effect of competing market developments;

• the cost and timing of completion of commercial-scale manufacturing activities;

• the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own; and

• the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale.

Timber believes that its existing cash, inclusive of the Timber Funding, will be sufficient for them to fund its operating expenses and capital expenditure requirements into at least the third quarter of calendar year 2021. This estimate is based on assumptions that may prove to be wrong, and Timber could use its available capital resources sooner than it currently expects. Timber cannot be certain that additional capital will be available on acceptable terms, or at all. If Timber is unable to raise additional capital in sufficient amounts or on terms acceptable to Timber, it may have to significantly delay, scale back or discontinue the development or commercialization of any product candidate, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of Timber’s management from day-to-day activities and harm its product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of its product candidates, Timber is unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with its current product development programs.

Raising additional funds by issuing equity securities may cause dilution to existing equity holders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require Timber to relinquish proprietary rights.

Timber expects that significant additional capital will be needed in the future to continue its planned operations. Until such time, if ever, that Timber can generate substantial product revenue, it expects to finance its cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that Timber raises additional capital by issuing equity securities, existing equity ownership may experience substantial dilution, and the securities may include preferred shares with liquidation or other preferences that could harm the rights of a common equity holders.

If Timber raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to them. If Timber is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market themselves.

On July 17, 2020, Timber entered into an Amended and Restated Registration Rights Agreement with the Investors. Pursuant to the Registration Rights Agreement, Timber agreed to provide certain demand registration rights to the Investors relating to the registration of the Investor Warrants and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, Timber is restricted from various financing activities until August 16, 2022. Timber will need to negotiate with the Investors with respect to future financing in order to continue as a going concern.

Stockholders may experience substantial dilution of their ownership interests as a result of certain anti-dilution provisions of the Series A and Series B Warrants.

Timber’s outstanding warrants and warrants that may be issued in the future may result in substantial additional issuances and resales of common stock. In certain instances, the timing and number of additional warrants that may be issued is unknown and dependent upon future events and circumstances, some of which are outside of Timber’s control. Additional issuances of common stock, and/or sales of common stock, would have the effect of diluting its earnings per share as well as its existing shareholders’ individual ownership percentages and could lead to volatility in its common stock price. Sales of a substantial number of shares of Timber’s common stock could depress the market price of the common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

As of June 30, 2020, Timber had Series A warrants to purchase 8,384,764 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase 7,042,175 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Investor Warrants”). The Investor Warrants contain certain reset provisions.

Such that for example, if the maximum number of warrants issuable in connection with the Securities Purchase Agreement were to be issued, the result would be the issuance of an additional 14,890,245 Series A Warrants for 23,275,009 Series A Warrants in the aggregate, and an additional 19,853,090 Series B Warrants for 26,895,265 Series B Warrants in the aggregate. In addition, the exercise price of the Series A Warrants issued since May 18, 2020 would be reset to $1.01.

Timber’s business is heavily dependent on the successful development, regulatory approval and commercialization of its product candidates.

Timber currently has no products that are approved for commercial sale and may never be able to develop marketable products. Timber expects that a substantial portion of its efforts and expenditures will be devoted to the continued clinical evaluation of its lead product candidates TMB-001, TMB-002 and TMB-003 and the commercialization of such product candidates following regulatory approval, if received, as well as the continued clinical and preclinical evaluation of any of its other product candidates. Accordingly, Timber’s business currently depends heavily on the successful completion of its clinical trials for its product candidates and subsequent regulatory approval and commercialization of such product candidates.

Timber cannot be certain that any of its product candidates will receive regulatory approval, or be successfully commercialized even if it receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. Timber is not permitted to market any of its product candidates in the United States until it receives approval of a NDA or in any foreign country until it receives the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, Timber has not yet demonstrated its ability to complete later-stage or pivotal clinical trials for any of its product candidates.

Timber has not submitted an NDA for any of its product candidates to the FDA or any comparable application to any other regulatory authority. Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of Timber’s product candidates for many reasons, including:

• Timber may not be able to demonstrate that any of its product candidates are safe or effective as a treatment for any of its currently targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;

• the relevant regulatory authorities may require additional pre-approval studies or clinical trials which would increase Timber’s costs and prolong its development timelines;

• the results of Timber’s clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;

• the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of Timber’s clinical trials, including the design of its future pivotal Phase 3 clinical trials.

• the CROs that Timber may retain to conduct clinical trials may take actions outside of its control, or otherwise commit errors or breaches of protocols, that adversely impact its clinical trials and ability to obtain market approvals;

• the FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of these products outweigh their safety risks;

• the FDA or other relevant regulatory authorities may disagree with Timber’s interpretation of data or significance of results from the nonclinical studies and clinical trials of any product candidate, or may require that it conduct additional studies;

• the FDA or other relevant regulatory authorities may not accept data generated from Timber’s clinical trial sites;

• if Timber’s NDA or other foreign application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of such application or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

• the FDA or other relevant regulatory authorities may require development of a REMS, or its equivalent, as a condition of approval;

• the FDA or other relevant regulatory authorities may require additional post-marketing studies and/or a patient registry, which would be costly;

• the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of Timber’s product candidates;

• the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of Timber’s third-party manufacturers; or

• the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

Even if Timber does receive regulatory approval to market any product candidate, any such approval may be subject to limitations on the indicated uses or patient populations for which it may market the product. Accordingly, even if Timber is able to obtain the requisite financing to continue to fund its development programs, it cannot assure you that any of its product candidates will be successfully developed or commercialized.

In addition, because each of Timber’s product candidates targets one or more indications in the medical dermatology field, if any of Timber’s product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, supply issues, or other problems, its development plans for the affected product candidate and some or all of its other product candidates could be significantly harmed, which would harm its business. Further, competitors who are developing products in the dermatology field or that target the same indications as Timber with products that have a similar mechanism of action may experience problems with its products that could identify problems that would potentially harm Timber’s business.

Clinical studies required for Timber’s product candidates are expensive and time-consuming, and their outcome is uncertain.

In order to obtain FDA approval to market a new pharmaceutical product, Timber must demonstrate proof of safety and efficacy in humans. To meet these requirements, Timber must conduct “adequate and well controlled” clinical studies. Conducting clinical studies is a lengthy, time-consuming, and expensive process. The length of time may vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per study. Delays associated with products for which Timber is directly conducting clinical studies may cause them to incur additional operating expenses. The commencement and rate of completion of clinical studies may be delayed by many factors, including, for example: inability to manufacture sufficient quantities of stable and qualified materials under cGMP, for use in clinical studies; slower than expected rates of patient recruitment; failure to recruit a sufficient number of patients; modification of clinical study protocols; changes in regulatory requirements for clinical studies; the lack of effectiveness during clinical studies; the emergence of unforeseen safety issues; delays, suspension, or termination of the clinical studies due to the institutional review board (“IRB”) responsible for overseeing the study at a particular study site; and government or regulatory delays or “clinical holds” requiring suspension or termination of the studies.

The results from early clinical studies are not necessarily predictive of results obtained in later clinical studies. Accordingly, even if Timber obtains positive results from early clinical studies, it may not be able to confirm the results in future clinical studies. Clinical studies may not demonstrate sufficient safety and effectiveness to obtain the requisite regulatory approvals for product candidates.

In some cases, Timber’s product candidates may be expected to be used in combination with approved therapies that may have significant adverse event profiles. During the course of treatment, these patients could suffer adverse medical events or die for reasons that may or may not be related to Timber’s product candidates. Timber cannot ensure that safety issues will not arise with respect to its product candidates in clinical development.

The failure of clinical studies to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause Timber to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, Timber’s clinical studies would delay the filing of its NDAs with the FDA and, ultimately, Timber’s ability to commercialize its product candidates and generate product revenues. Any change in, or termination of, Timber’s clinical studies could materially harm its business, financial condition, and results of operations.

Timber is subject to extensive and costly government regulation.

Product candidates employing Timber’s technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and nonclinical testing and clinical studies, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of biopharmaceutical products. The FDA regulates small molecule chemical entities as drugs, subject to an NDA under the FDCA. The FDA applies the same standards for biologics, requiring an investigational new drug (“IND”) application, followed by a Biologic License Application, or BLA, prior to licensure. Other products, such as vaccines, are also regulated under the Public Health Service Act. FDA has conflated the standards for approval of NDAs and BLAs so that it requires the same types of information on safety, effectiveness, and CMCs. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling Timber’s products. The regulatory review and approval process, which includes preclinical and nonclinical testing and clinical studies of each product candidate, is lengthy, expensive, and uncertain. Timber or its collaborators must obtain and maintain regulatory authorization to conduct clinical studies. Timber or its collaborators must obtain regulatory approval for each product it intends to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical, nonclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, and in the case of biologics also potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

Even if Timber is able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit their ability to promote, sell, and distribute the product, may require that it conduct costly post-marketing surveillance, and/or may require that it conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

If Timber, its collaborators, or its contract manufacturing organizations (“CMOs”) fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

Timber does not have, and may never obtain, the regulatory approvals it needs to market its product candidates.

Following completion of clinical studies, the results are evaluated and, depending on the outcome, submitted to the FDA in the form of an NDA or BLA in order to obtain FDA approval of the product and authorization to commence commercial marketing. In responding to an NDA, the FDA may require additional testing or information, may require that the product labeling be modified, may impose post-approval study and other commitments or reporting requirements or other restrictions on product distribution, or may deny the application. The FDA has established performance goals for review of NDAs or BLAs: six months for priority applications and ten months for standard applications. However, the FDA is not required to complete its review within these time periods. The timing of final FDA review and action varies greatly but can take years in some cases and may involve the input of an FDA advisory committee of outside experts. Product sales in the United States may commence only when an NDA or BLA is approved.

It is possible that none of Timber’s product candidates will be approved for marketing. Failure to obtain regulatory approvals, or delays in obtaining regulatory approvals, may adversely affect the successful commercialization of any drugs or biologics that Timber or its partners develop, may impose additional costs on Timber or its collaborators, may diminish any competitive advantages that Timber or its partners may attain, and/or may adversely affect Timber’s receipt of revenues or royalties.

If Timber is unable to file for approval of TMB-001 or TMB-002 under Section 505(b)(2) of the FDCA or if Timber is required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), Timber may be unable to meet its anticipated development and commercialization timelines.

Timber’s current plans for filing NDAs for its product candidates include efforts to minimize the data it will be required to generate in order to obtain marketing approval for its product candidates and therefore reduce the development time. Timber has had held pre-IND meetings with the FDA to discuss, among other things, the regulatory pathways for TMB-001 and TMB-002. The timelines for filing and review of Timber’s NDAs for TMB-001 and TMB-002 are based on its plan to submit such NDAs under Section 505(b)(2) of the FDCA, which would enable Timber to rely in part on data in the public domain or elsewhere. Timber has not yet filed an NDA under Section 505(b)(2) for any of its product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, Timber would be required to certify that it does not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against Timber.

In the event that an action is brought in response to such a certification, the approval of Timber’s NDA could be subject to a stay of up to 30 months or more while it defends against such a suit. Approval of Timber’s product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until it successfully challenges the applicability of those patents to such product candidates. Alternatively, Timber may elect to generate sufficient additional clinical data so that it no longer relies on data which triggers a potential stay of the approval of its product candidates. Even if no exclusivity periods apply to Timber’s applications under Section 505(b)(2), the FDA has broad discretion to require Timber to generate additional data on the safety and efficacy of its product candidates to supplement third-party data on which it may be permitted to rely. In either event, Timber could be required, before obtaining marketing approval for any of its product candidates, to conduct substantial new research and development activities beyond those it currently plans to engage in order to obtain approval of its product candidates. Such additional new research and development activities would be costly and time consuming.

Timber may not be able to realize a shortened development timeline for its product candidates, and the FDA may not approve an NDA based on its review of the submitted data. If products containing isotretinoin or rapamycin are withdrawn from the market by the FDA for any safety reason, Timber may not be able to reference such products to support a 505(b)(2) NDA for TMB-001 or TMB-002, respectively, and it may need to fulfill the more extensive requirements of Section 505(b)(1). If Timber is required to generate additional data to support approval, it may be unable to meet its anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of its lead product candidate.

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

Timber may seek fast track designation for its product candidates or priority review of applications for approval of its product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate it eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if Timber believes a particular product candidate is eligible for these designations, it cannot assure you that the FDA would decide to grant them. Even if Timber does receive fast track designation or priority review, it may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from Timber’s clinical development program.

Timber may seek rare pediatric disease designation for TMB-003 for the treatment of moderate to severe localized scleroderma; however, an NDA for TMB-003, if approved, may not meet the eligibility criteria for a priority review voucher.

Timber may seek rare pediatric disease designation for TMB-003 for the treatment of localized scleroderma. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, Timber will need to request a rare pediatric disease priority review voucher in its NDA for TMB-003. The FDA may determine that an NDA for TMB-003, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

• moderate to severe scleroderma no longer meets the definition of a rare pediatric disease;

• the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;

• the NDA is not deemed eligible for priority review;

• the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

• the NDA is approved for a different adult indication than the rare pediatric disease for which TMB-003 is designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022. If an NDA for TMB-003 is not be approved prior to September 30, 2022, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. However, it is also possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended through Federal lawmaking.

Even if Timber is able to commercialize any product candidate that it may develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm Timber’s business.

The commercial success of Timber’s current or future product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of its product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, Timber may not be able to successfully commercialize its products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow Timber to establish and maintain pricing sufficient to realize a meaningful return on its investment.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, Timber might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues it is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder Timber’s ability to recoup its investment in one or more product candidates, even if its product candidates obtain marketing approval.

Timber’s ability to commercialize its product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable non-U.S. regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that Timber may commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Timber relies on its license agreement and acquisition agreements to provide rights to certain intellectual property relating to certain of its product candidates. Any termination or loss of significant rights under any such agreements would adversely impact Timber’s development or commercialization of such product candidates.

Timber has licensed certain intellectual property relating to certain of its product candidates from AFT Pharmaceuticals Limited, or AFT, through a license agreement. Timber has acquired the rights to certain intellectual property relating to certain of its product candidates from Patagonia Pharmaceuticals LLC, or Patagonia, through two acquisition agreements. If, for any reason, Timber’s license agreement or acquisition agreements are terminated or it otherwise loses those rights, it would harm its business. Timber’s license agreement imposes on them obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. Timber’s acquisition agreements imposes on them obligations and restrictions relating to development, non-competition, intellectual property protection, payment and royalties. If Timber breaches any material obligations, or uses the intellectual property licensed to or acquired by them in an unauthorized manner, it may be required to pay damages to its collaborators and such collaborators may have the right to terminate the applicable licenses or rights, as applicable, which would result in Timber being unable to develop, manufacture and sell one or more of its product candidates, if approved. In addition, under the license agreement, the licensor has the first right to file, prosecute (including any post-grant proceeding) and maintain all licensed patents, and Timber may not have any control over such actions unless such licensor elects not to exercise its rights.

Timber’s license agreement and acquisition agreements, some with related parties, obligate them to make certain milestone payments.

Timber is obligated to pay certain milestone payments to AFT and Patagonia pursuant to their license agreement and acquisition agreements. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-002. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being initiation of a Phase 3 pivotal trial, as agreed with the FDA. Patagonia is also entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA.

Because certain of the milestone payments payable by Timber to AFT and Patagonia are due upon certain events related to the development and regulatory approval of its product candidates, Timber may be required to make such payments prior to the time at which it is able to generate revenue, if any, from sales any of its product candidates, if approved. There can be no assurance that Timber will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to Timber, or at all. Furthermore, if Timber is forced to raise additional funds, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts, or grant rights to develop and market product candidates that it would otherwise develop and market themselves. If Timber is unable to raise additional funds or maintain sufficient liquidity to make its payment obligations if and when they become due, it may be in material breach of its license and acquisition agreements and its counterparties may seek legal action or remedies against Timber, which would harm its business, financial condition, results of operations and prospects.

If Timber is not successful in attracting and retaining highly qualified personnel, it may not be able to successfully implement its business strategy.

Timber’s ability to compete in the highly competitive pharmaceuticals industry depends in large part upon its ability to attract highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain with Timber, it intends to provide employees with stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in the price of the common stock that it will not be able to control and may at any time be insufficient to counteract more lucrative offers from other companies.

Timber’s management team has expertise in many different aspects of drug development and commercialization. However, Timber will need to hire additional personnel as it further develops its drug candidates. Competition for skilled personnel in the pharmaceutical industry is intense and competition for experienced scientists may limit Timber’s ability to hire and retain highly qualified personnel on acceptable terms. Despite Timber’s efforts to retain valuable employees, members of its management, scientific and medical teams may terminate their employment with Timber on short notice. Timber’s success also depends on its ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other pharmaceutical companies with which Timber competes for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than Timber does. Other pharmaceutical companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what Timber has to offer. If Timber is unable to continue to attract and retain high-quality personnel, the rate and success at which Timber can develop and commercialize product candidates would be limited.

Timber will need to grow the size of its organization, and it may experience difficulties in managing this growth.

As of June 30, 2020, Timber had 6 employees. As Timber’s development and commercialization plans and strategies develop, including as a result of the Merger, it will need to expand the size of its employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, Timber’s management may have to divert a disproportionate amount of its attention away from its day-to-day activities, including the additional requirements on management as a public company, and devote a substantial amount of time to managing these growth activities. Timber’s future financial performance and our ability to commercialize its drug candidates and its ability to compete effectively will depend, in part, on its ability to effectively manage its future growth.

Timber or its affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors or potential collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm Timber’s results of operations.

Timber is exposed to the risk that its or its affiliates’ employees and contractors, including any prospective or current principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to Timber’s reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions Timber takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting them from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, Timber is subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, Timber relies on its CROs and clinical trial sites to adequately report data from its ongoing clinical trials. For example, any failure by such parties to adequately report safety signals to Timber in a timely manner from any such trials may also affect the approvability of Timber’s product candidates or cause delays and disruptions for the approval of any of Timber’s product candidates, if at all. If Timber or its affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on Timber’s business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in Timber’s clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could harm Timber’s ability to operate its business and its results of operations.

Timber may not be successful in its efforts to identify and acquire or in-license additional product candidates, or to enter into collaborations or strategic alliances for the development and commercialization of any such future product candidates.

Timber may seek to identify and acquire or in-license novel product candidates in the medical dermatology field. The process by which Timber identifies product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

• potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

• potential product candidates may not be effective in treating their targeted diseases; or

• the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, or incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs.

Timber may choose to focus its efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. Timber also cannot be certain that, following an acquisition or in-licensing transaction, it will achieve the revenue or specific net income that justifies such transaction. Further, time and resources spent identifying, acquiring and developing potential product candidates may distract management’s attention from Timber’s primary business or other development programs. If Timber is unable to identify and acquire suitable product candidates for clinical development, this would adversely impact Timber’s business strategy, its financial position and share price.

In the future, aside from the Merger, Timber may also decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidates in the United States or other countries or territories of the world. Timber will face significant competition in seeking appropriate collaborators. Timber may not be successful in its efforts to establish a strategic partnership or other alternative arrangements for its product candidates because such product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view Timber’s product candidates as having the requisite potential to demonstrate safety and efficacy. If and when Timber collaborates with a third party for development and commercialization of a product candidate, it can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Timber’s ability to reach a definitive agreement for a collaboration will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

International expansion of our business exposes Timber to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the United States.

Part of Timber’s business strategy involves potential expansion internationally with third-party collaborators to seek regulatory approval for its product candidates outside the United States. Doing business internationally involves a number of risks, including but not limited to:

• multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

• failure by Timber or its collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;

• difficulties in managing foreign operations;

• complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

• financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

• reduced protection for intellectual property rights;

• natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

• failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, or U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Any of these risks, if encountered, could significantly harm Timber’s future international expansion and operations and, consequently, negatively impact its financial condition, results of operations and cash flows.

Timber’s business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.

Timber’s computer systems, as well as those of various third parties on which it relies, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Timber relies on its third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in Timber’s operations, it could result in a material disruption of its drug development programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase Timber’s costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to Timber’s data or applications, or inappropriate disclosure of personal, confidential or proprietary information, it could incur liability and the further development of any product candidate could be delayed.

If product liability lawsuits are brought against Timber, it may incur substantial liabilities and may be required to limit commercialization of its drug candidates.

Timber faces a potential risk of product liability as a result of the clinical testing of it drug candidates and will face an even greater risk if it commercializes its drug candidates. For example, Timber may be sued if any product it develops or any materials that it uses in its products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If Timber cannot successfully defend itself against product liability claims, it may incur substantial liabilities or be required to limit commercialization of its drug candidates. Even a successful defense would require significant financial and management resources.

Regardless of the merits or eventual outcome, liability claims may result in:

• decreased demand for Timber’s drug candidates;

• injury to its reputation;

• withdrawal of clinical trial participants;

• costs to defend the related litigation;

• a diversion of management’s time and its resources;

• substantial monetary awards to trial participants or patients;

• product recalls, withdrawals or labeling, marketing or promotional restrictions;

• the inability to commercialize its drug candidates; and

• a decline in the value of the common stock.

Timber’s inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products it develops. Timber intends to obtain product liability insurance covering its clinical trials. Although Timber will maintain such insurance, any claim that may be brought against it could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by its insurance or that is in excess of the limits of its insurance coverage. Timber’s insurance policies also have various exclusions, and it may be subject to a product liability claim for which it has no coverage. Timber may have to pay any amounts awarded by a court or negotiated in a settlement that exceed its coverage limitations or that are not covered by its insurance, and it may not have, or be able to obtain, sufficient capital to pay such amounts.

Timber may acquire businesses, assets or products, or form strategic alliances, in the future, and it may not realize the benefits of such acquisitions.

Timber may acquire additional businesses, assets or products, form strategic alliances or create joint ventures with third parties that it believes will complement or augment its existing business. If Timber acquires businesses with promising markets or technologies, it may not be able to realize the benefit of acquiring such businesses if it is unable to successfully integrate them with its existing operations and company culture. Timber may encounter numerous difficulties in developing, manufacturing and marketing any new delay or prevent it from realizing its expected benefits or enhancing its business. Timber cannot assure you that, following any such acquisition, it will achieve the expected synergies to justify the transaction.

Risks Related to Development, Regulatory Approval and Commercialization

If Timber’s studies fail to demonstrate safety and efficacy to the satisfaction of the FDA and comparable non-U.S. regulators, it may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Timber is not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable non-U.S. regulatory authorities impose similar restrictions. Timber may never receive such approvals. Timber must complete extensive preclinical development and clinical studies to demonstrate the safety and efficacy of its product candidates in humans before it will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. Timber has not previously submitted an NDA to the FDA or similar drug approval filings to comparable non-U.S. regulatory authorities for any product candidates.

Any inability to successfully complete preclinical and clinical development could result in additional costs to Timber and impair its ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) Timber is required to conduct additional clinical studies or other testing of its product candidates beyond the studies and testing that we contemplate, (2) it is unable to successfully complete clinical studies of its product candidates or other testing, (3) the results of these studies or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with its product candidates, Timber, in addition to incurring additional costs, may:

• be delayed in obtaining marketing approval for its product candidates;

• not obtain marketing approval at all;

• obtain approval for indications or patient populations that are not as broad as it intended or desired;

• obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

• be subject to additional post-marketing testing or other requirements; or

• be required to remove the product from the market after obtaining marketing approval.

If Timber experiences any of a number of possible unforeseen events in connection with clinical studies of its product candidates, potential marketing approval or commercialization of its product candidates could be delayed or prevented.

Timber may experience numerous unforeseen events during, or as a result of, clinical studies that could delay or prevent marketing approval of its product candidates, including:

• clinical studies of its product candidates may produce unfavorable or inconclusive results;

• it may decide, or regulators may require it, to conduct additional clinical studies or abandon product development programs;

• the number of patients required for clinical studies of its product candidates may be larger than it anticipates, patient enrollment in these clinical studies may be slower than it anticipates or participants may drop out of these clinical studies at a higher rate than it anticipates;

• data safety monitoring committees may recommend suspension, termination or a clinical hold for various reasons, including concerns about patient safety;

• regulators or IRBs may suspend or terminate the study or impose a clinical hold for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

• patients with serious, life-threatening diseases included in its clinical studies may die or suffer other adverse medical events for reasons that may not be related to its product candidate;

• participating patients may be subject to unacceptable health risks;

• patients may not complete clinical studies due to safety issues, side effects, or other reasons;

• changes in regulatory requirements and guidance may occur, which may require it to amend clinical study protocols to reflect these changes;

• its third-party contractors, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical studies on its behalf, may fail to comply with regulatory requirements or meet their contractual obligations to it in a timely manner or at all;

• regulators or IRBs may not authorize us or its investigators to commence a clinical study or conduct a clinical study at a prospective study site;

• it may experience delays in reaching or fail to reach agreement on acceptable clinical study contracts or clinical study protocols with prospective study sites;

• patients who enroll in a clinical study may misrepresent their eligibility to do so or may otherwise not comply with the clinical study protocol, resulting in the need to drop the patients from the clinical study, increase the needed enrollment size for the clinical study or extend the clinical study’s duration;

• it may have to suspend or terminate clinical studies of its product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of a product candidate;

• regulators or IRBs may require that it or its investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their respective standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidates or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

• the FDA or comparable non-U.S. regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which it enters into agreements for clinical and commercial supplies;

• the FDA or comparable non-U.S. regulatory authorities may disagree with its clinical study design or our interpretation of data from preclinical studies and clinical studies;

• the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical studies of its product candidates may be insufficient, inadequate, delayed, or not available at an acceptable cost, or we may experience interruptions in supply; and

• the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering its clinical data insufficient to obtain marketing approval.

Product development costs for Timber will increase if it experiences delays in testing or pursuing marketing approvals and it may be required to obtain additional funds to complete clinical studies and prepare for possible commercialization of our product candidates. Timber do not know whether any preclinical tests or clinical studies will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical study delays also could shorten any periods during which Timber may have the exclusive right to commercialize its product candidates or allow its competitors to bring products to market before it does and may impair its ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical study delays may ultimately lead to the denial of marketing approval of Timber’s product candidates.

Business or economic disruptions or global health concerns could seriously harm Timber’s development efforts and increase its costs and expenses.

Broad-based business or economic disruptions could adversely affect Timber’s ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the United States and around the world. Global health concerns, such as coronavirus, could result sourcing difficulties for the active ingredients in our products, delays in clinical trials and instability in the countries in which it or the third parties with whom it engages operate. Timber cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if it or any of the third parties with whom it engages, including the suppliers, clinical trial sites, regulators and other third parties with whom it conducts business, were to experience shutdowns or other business disruptions, Timber’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which Timber conducts any of its clinical trials, which could have a material adverse effect on its business and its results of operation and financial condition.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside Timber’s control.

Timber may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of its clinical trials on its current timelines, or at all, and even once enrolled it may be unable to retain a sufficient number of patients to complete any of its trials. Enrollment in Timber’s clinical trials may be slower than it anticipates, leading to delays in its development timelines. For example, Timber may face difficulty enrolling or maintaining a sufficient number of patients in its clinical trials due to the existing alternative treatments approved for the treatment of any of its targeted indications, such as topical corticosteroids or topical steroid-free therapies for atopic dermatitis or psoriasis, as patients may decline to enroll or decide to withdraw from its clinical trials due to the risk of receiving placebo. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, Timber’s ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, its ability to obtain and maintain patient consents, and its ability to successfully complete prerequisite studies before enrolling certain patient populations.

Furthermore, any negative results or new safety signals Timber may report in clinical trials of its product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials. Similarly, negative results reported by Timber’s competitors about their drug candidates may negatively affect patient recruitment in its clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair Timber’s ability to enroll patients into our clinical trials, delaying or potentially preventing it from completing recruitment of one or more of its trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on Timber’s ability to develop TMB-001 or any of its other product candidates (or any of BioPharmX’s current product candidates) or could render further development impossible. In addition, Timber expects to rely on CROs and clinical trial sites to ensure proper and timely conduct of its future clinical trials, and, while it intends to enter into agreements governing their services, it will be limited in its ability to compel their actual performance.

Timber faces significant competition from other biotechnology and pharmaceutical companies targeting medical dermatological indications, and its operating results will suffer if it fails to compete effectively.

The markets for dermatological therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted inflammatory and medical dermatological indications. Timber anticipates that, if it obtains regulatory approval of its product candidates, it will face significant competition from other approved therapies or drugs that become available in the future for the treatment of its target indications. If approved, Timber’s product candidates may also compete with unregulated, unapproved and off-label treatments. Even if another branded or generic product or an over-the-counter, or OTC, product is less effective than Timber’s product candidates, a less effective branded, generic or OTC product may be more quickly adopted by physicians and patients than its competing product candidates based upon cost or convenience. Certain of Timber’s product candidates, if approved, will present novel therapeutic approaches for the approved indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, Timber will have to demonstrate that the relative cost, safety and efficacy of its approved products, if any, provide an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with Timber’s target physicians, which could inhibit its market penetration efforts. Such competition could lead to reduced market share for Timber’s product candidates and contribute to downward pressure on the pricing of its product candidates, which could harm its business, financial condition, operating results and prospects.

Timber is aware of several companies that are working to develop drugs that would compete against its product candidates, such as Mayne Pharma Group Limited, which is developing trifarotene for lamellar ichthyosis, Krystal Biotech, Inc., which is developing KB105 for transglutaminase-1 deficient autosomal recessive congenital ichthyosis, and Nobelpharma Co., Ltd. and Aucta Pharmaceuticals, Inc., which are developing topical rapamycin for facial angiofibromas in tuberous sclerosis complex.

Many of Timber’s existing or potential competitors have substantially greater financial, technical and human resources than it does and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of Timber’s current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to Timber to participate in clinical trials, because some patients who might have opted to enroll in its trials may instead opt to enroll in a trial being conducted by one of its competitors.

Due to less stringent regulatory requirements in certain foreign countries, there are many more dermatological products and procedures available for use in those international markets than are approved for use in the United States. In certain international markets, there are also fewer limitations on the claims that Timber’s competitors can make about the effectiveness of their products and the manner in which they can market their products. As a result, Timber expects to face more competition in these markets than in the United States.

Timber’s ability to compete successfully will depend largely on its ability to:

• develop and commercialize therapies that are competitive with other products in the market;

• demonstrate through its clinical trials that its product candidates are differentiated from existing and future therapies;

• attract qualified scientific, product development and commercial personnel;

• obtain patent or other proprietary protection for our technologies and product;

• obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies and OTC products and treatments;

• successfully commercialize its product candidates, if approved;

• obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

• successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapies.

The availability of Timber’s competitors’ products could limit the demand and the price it is able to charge for any product candidate it develops. The inability to compete with existing or subsequently introduced drugs or OTC treatments would have an adverse impact on Timber’s business, financial condition and prospects.

If the market opportunities for Timber’s product candidates are smaller than it believes they are, its revenues may be adversely affected and its business may suffer. Because the target patient populations of its product candidates are small, Timber must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

Timber focuses its research and product development on treatments for orphan dermatology indications. Its projections of both the number of people who have failed other therapies or have limited medical options, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence. The number of patients in the United States and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with its products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect its results of operations and its business. Additionally, because Timber’s target patient populations are small, it will be required to capture a significant market share to achieve and maintain profitability.

Timber may be required to suspend or discontinue clinical studies due to unexpected side effects or other safety risks that could preclude approval of its products.

Timber’s clinical studies may be suspended at any time for a number of reasons. For example, it may voluntarily suspend or terminate our clinical studies if at any time it believes that they present an unacceptable risk to the clinical study patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of Timber’s clinical studies at any time if they believe that the clinical studies are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical study patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical studies of Timber’s product candidates and could result in the FDA or other regulatory authorities denying further development or approval of its product candidates for any or all targeted indications. Ultimately, some or all of Timber’s product candidates may prove to be unsafe for human use. Moreover, Timber could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects or even death as a result of participating in our clinical studies.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. Even if Timber obtains approval for a product candidate in one country or jurisdiction, it may never obtain approval for or commercialize it in any other jurisdiction, which would limit its ability to realize our full market potential.

Prior to obtaining approval to commercialize any of Timber’s product candidates in any jurisdiction, it or its collaborators must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if Timber believes the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, Timber must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of Timber’s products in those countries. Timber does not have any product candidates approved for sale in any jurisdiction, including in international markets, and it does not have experience in obtaining regulatory approval. If Timber fails to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, its target market will be reduced and our ability to realize the full market potential of any product it develops will be unrealized.

Any product candidate for which Timber obtains marketing approval, along with the manufacturing processes, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities.

These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, good manufacturing practices, or GMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of Timber’s product candidates is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

In addition, later discovery of previously unknown problems with our products, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse results, including:

• restrictions on such products, manufacturers or manufacturing processes;

• restrictions on the labeling or marketing of a product;

• restrictions on product distribution or use;

• requirements to conduct post-marketing clinical studies;

• requirements to institute a REMS to monitor safety of the product post-approval;

• warning letters issued by the FDA or other regulatory authorities;

• withdrawal of the products from the market;

• refusal to approve pending applications or supplements to approved applications that Timber submits;

• recall of products, fines, restitution or disgorgement of profits or revenue;

• suspension, revocation or withdrawal of marketing approvals;

• refusal to permit the import or export of its products; and

• injunctions or the imposition of civil or criminal penalties.

If any of Timber’s product candidates receive marketing approval and it, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, its ability to market such drug could be compromised.

Clinical studies of Timber’s product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical studies. Consequently, it is possible that its clinical studies may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of any of Timber’s product candidates, it, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

• regulatory authorities may withdraw their approval of the drug or seize the drug;

• Timber may be required to recall the drug or change the way the drug is administered;

• additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;

• it may be subject to fines, injunctions or the imposition of civil or criminal penalties;

• regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

• it may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

• it could be sued and held liable for harm caused to patients;

• the drug may become less competitive; and

• its reputation may suffer.

Any of these events could have a material and adverse effect on Timber’s operations and business and could adversely impact the price of the common stock.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If Timber is found or alleged to have improperly promoted off-label uses, it may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, as our product candidates would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If Timber is found to have promoted such off-label uses, it may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If Timber cannot successfully manage the promotion of its product candidates, if approved, it could become subject to significant liability, which would harm our business and financial condition.

If Timber obtains approval to commercialize any of its products outside of the United States, a variety of risks associated with international operations could harm its business.

If any of Timber’s product candidates is approved for commercialization outside of the United States, it expects that it will be subject to additional risks related to entering into international business relationships, including:

• different regulatory requirements for drug approvals and rules governing drug commercialization and manufacturing in foreign countries;

• reduced or no protection of intellectual property rights;

• unexpected changes in tariffs, trade barriers and regulatory requirements;

• economic weakness, including inflation, or political instability in particular foreign economies and markets;

• compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

• foreign reimbursement, pricing and insurance regimes;

• foreign taxes;

• any foreign partners or collaborators not fulfilling their respective regulatory reporting requirements and any foreign regulatory authorities taking actions with respect to such failures, which would be reportable to the FDA;

• any foreign partners or collaborators not informing us of any new post-marketing safety signals in a timely manner;

• foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

• workforce uncertainty in countries where labor unrest is more common than in the United States;

• potential noncompliance with the FCPA, the U.K. Bribery Act or similar anti-bribery and anticorruption laws in other jurisdictions;

• production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

• business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Recently enacted and future legislation may increase the difficulty and cost for Timber to obtain marketing approval of and commercialize our drug candidates and affect the prices it may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, under the Medicare Modernization Act (“MMA”), Medicare Part D provides coverage to the elderly and disabled for outpatient prescription drugs by approving and subsidizing prescription drug plans offered by private insurers. The MMA also authorizes Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. The Part D plans use their formulary leverage to negotiate rebates and other price concessions from drug manufacturers. Also under the MMA, Medicare Part B provides coverage to the elderly and disabled for physician-administered drugs on the basis of the drug’s average sales price, a price that is calculated according to regulatory requirements and that the manufacturer reports to Medicare quarterly.

Both Congress and the Centers for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. For example, under the 2010 Affordable Care Act (the “ACA”), drug manufacturers are required to provide a significant discount on prescriptions for branded drugs filled while the beneficiary is in the Medicare Part D coverage gap, also known as the “donut hole.” There have been legislative proposals to repeal the ‘non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

The ACA is intended to broaden access to health insurance and reduce or constrain the growth of healthcare spending. Further, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also increased the amount of the rebates drug manufacturers must pay to state Medicaid programs, required that Medicaid rebates be paid on managed Medicaid utilization, and increased the additional rebate on “line extensions” (such as extended release formulations) of solid oral dosage forms of branded products. The law also contains substantial provisions affecting fraud and abuse compliance and transparency, which may require us to modify our business practices with healthcare practitioners, and incur substantial costs to ensure compliance.

The President and the majority party in the Senate of the U.S. Congress have indicated their desire to repeal the ACA. It is unclear whether, when and how that repeal will be effectuated and what the effect on the healthcare sector will be. In addition to the potential repeal of the ACA, there are indications that the Medicaid program may be restructured, which could lead to revisions in Medicaid coverage for prescription drugs. While we are unable to predict what legislation, if any, may potentially be enacted, to the extent that future changes affect how our product candidates could be paid for and/or reimbursed by the government and private payers, our business could be adversely affected.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. Several states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce its profitability.

Risks Related to Timber’s Dependence on Third Parties

Timber relies, and expects to continue to rely, on third parties to conduct its clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

Timber currently relies on CROs to conduct its clinical studies. Timber expects to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct its clinical studies. Timber’s agreements with these third parties generally allow the third-party to terminate the agreement at any time. If Timber is required to enter into alternative arrangements because of any such termination the introduction of its product candidates to market could be delayed.

Timber’s reliance on these third parties for research and development activities will reduce its control over these activities but will not relieve us of its responsibilities. For example, Timber designs its clinical studies and will remain responsible for ensuring that each of its clinical studies are conducted in accordance with the general investigational plan and protocols for the study. Moreover, the FDA requires Timber to comply with cGCPs for conducting, recording and reporting the results of clinical studies to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of study participants are protected. Timber’s reliance on third parties that it does not control does not relieve it of these responsibilities and requirements. Timber also is required to register ongoing clinical studies and post the results of completed clinical studies on a government-sponsored database, Clinicaltrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be Timber’s competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical studies in accordance with regulatory requirements or Timber’s stated protocols, it will not be able to obtain, or may be delayed in obtaining, marketing approvals for its product candidates and will not be able to, or may be delayed in its efforts to, successfully commercialize its product candidates.

Timber also expects to rely on other third parties to store and distribute drug supplies for its clinical studies. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of its products, producing additional losses and depriving it of potential product revenue.

Timber may seek to enter into collaborations with third parties for the development and commercialization of its product candidates. If it fails to enter into such collaborations, or such collaborations are not successful, it may not be able to capitalize on the market potential of its product candidates.

Timber may seek third-party collaborators for development and commercialization of its product candidates. Timber’s likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, non-profit organizations, government agencies, and biotechnology companies. Timber is currently party to a limited number of such arrangements and have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Timber’s ability to generate revenues from these arrangements will depend on its collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving its product candidates currently pose, and will continue to pose, the following risks to it:

• collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

• collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical study results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

• collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;

• collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with Timber’s product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than Timber’s;

• collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

• collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose it to potential litigation;

• collaborators may infringe the intellectual property rights of third parties, which may expose it to litigation and potential liability;

• disputes may arise between the collaborators and it that result in the delay or termination of the research, development or commercialization of its product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

• collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of Timber’s product candidates in the most efficient manner or at all. If a collaborator of Timber’s were to be involved in a business combination, the continued pursuit and emphasis on its product development or commercialization program could be delayed, diminished or terminated.

If Timber is not able to establish collaborations, it may have to alter its development and commercialization plans.

Timber’s drug development programs and the potential commercialization of its product candidates will require substantial additional cash to fund expenses. Timber may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of its product candidates.

Timber faces significant competition in seeking appropriate collaborators. Whether it reaches a definitive agreement for a collaboration will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical studies, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidates, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to its ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidates. Timber may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

Timber may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If Timber is unable to do so, it may have to curtail the development of its product candidates, reduce or delay its development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase its expenditures and undertake development or commercialization activities at its own expense. If Timber elects to increase its expenditures to fund development or commercialization activities on its own, it may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If Timber does not have sufficient funds, it may not be able to further develop its product candidates or bring it to market and generate product revenue.

Risks Relating to Timber’s Intellectual Property

It is difficult and costly to protect Timber’s intellectual property rights, and it cannot ensure the protection of these rights.

Timber’s commercial success will depend, in part, on obtaining and maintaining additional patent protection for our technologies, products and processes, successfully defending these patents against third-party challenges and successfully enforcing these patents against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, Timber cannot predict the breadth of claims that may be allowable in its pending applications or, the enforceability of its existing and future patents.

The degree of Timber’s current and future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect its rights, permit it to gain or keep our competitive advantage, or provide us with any competitive advantage at all. For example, others have filed, and in the future are likely to file, patent applications covering products and technologies, such as trifarotene and KB105 as described above, that are similar or competitive to Timber’s product candidates, or important to its business. Timber cannot be certain that any patents or patent application owned by a third party will not have priority over patents and patent applications filed by it, or that it will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

Timber also relies on trade secrets to protect technology, especially in cases when it believes patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While Timber requires employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, it may not be able to adequately protect its trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which Timber may have rights. If Timber cannot maintain the confidentiality of its proprietary technology and other confidential information, its ability to receive patent protection and its ability to protect valuable information owned by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of Timber’s trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If Timber fails to maintain or obtain additional patent protection or trade secret protection for its technologies, third parties could use its proprietary information, which could impair its ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

If Timber fails to obtain or maintain patent protection or trade secret protection for its technologies, third parties could use its proprietary information, which could impair its ability to compete in the market and adversely affect its ability to generate revenues and attain profitability.

Timber may also develop trademarks to distinguish its products from the products of its competitors. Timber cannot guarantee that any trademark applications filed by it or its business partners will be approved. Third parties may also oppose such trademark applications, or otherwise challenge Timber’s use of the trademarks. In the event that the trademarks Timber uses are successfully challenged, it could be forced to rebrand its products, which could result in loss of brand recognition, and could require it to devote resources to advertising and marketing new brands. Further, Timber cannot provide assurance that competitors will not infringe the trademarks it uses, or that we will have adequate resources to enforce these trademarks.

Timber has in-licensed and acquired portions of its intellectual property, and if it fails to comply with its obligations under these arrangements, it could lose such intellectual property rights or owe damages to the licensor and/or seller of such intellectual property.

Timber is a party to a license agreement with AFT pursuant to which it licensed certain exclusive and co-exclusive rights to develop, manufacture and market drug candidates from AFT in certain territories. Timber has also entered into two acquisition agreements with Patagonia pursuant to which it acquired rights to certain intellectual property worldwide. These agreements are important to Timber’s business, and it may enter into additional license and acquisition agreements in the future. Certain of Timber’s in-licensed and acquired intellectual property covers, or may cover, other potential developmental candidates. Timber’s existing license agreement and acquisition agreements impose, and it expects that future agreements will impose, various milestone payment, royalty and other obligations on it. If there is any conflict, dispute, disagreement or issue of non-performance between Timber and its collaborators regarding its rights or obligations under such agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, it may owe damages, its collaborators may have a right to terminate the affected license or rights, and its ability to utilize the affected intellectual property in its product discovery and development efforts and its ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

Timber’s product candidates may infringe the intellectual property rights of others, which could increase its costs and delay or prevent its development and commercialization efforts.

Timber’s success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to Timber’s proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, Timber may be unaware of third-party patents that may be infringed by commercialization of our product candidates. There may be certain issued patents and patent applications claiming subject matter that Timber may be required to license in order to research, develop or commercialize its product candidates, and it do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

• result in costly litigation;

• divert the time and attention of Timber’s technical personnel and management;

• prevent it from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;

• require it to cease or modify our use of the technology and/or develop non-infringing technology; or

• require it to enter into royalty or licensing agreements.

Although no third party has asserted a claim of infringement against Timber, others may hold proprietary rights that could prevent its product candidates from being marketed. Any patent-related legal action against Timber claiming damages and seeking to enjoin commercial activities relating to its product candidates or its processes could subject it to potential liability for damages and require it to obtain a license to continue to manufacture or market our product candidates. Timber cannot predict whether it would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, Timber cannot be sure that it could redesign any of its product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent Timber from developing and commercializing any of its product candidates, which could harm its business, financial condition and operating results.

A number of companies have conducted research on dermatological therapies which resulted in the filing of many patent applications related to this research. If Timber were to challenge the validity of these or any issued United States patent in court, it would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, Timber would have to present clear and convincing evidence as to the invalidity of the patent’s claims.

If Timber were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the USPTO, it would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in Timber’s favor on questions of infringement, validity or enforceability.

Timber may be subject to claims that we have wrongfully hired an employee from a competitor or that it or its employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in its industry, Timber employs individuals who were previously employed at other pharmaceutical companies, including its competitors or potential competitors. Although no claims against Timber are currently pending, it may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that its employees or it has inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if Timber is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Timber may be subject to claims challenging the inventorship of its patents and other intellectual property.

Although Timber is not aware of any asserted third-party claims challenging inventorship on its patents or ownership of its intellectual property, it may in the future be subject to claims that former employees, strategic partners, commercial counterparties or other third parties associated with it or one of its predecessors in ownership of its product candidates have an interest in its patents or other intellectual property as an inventor or co-inventor. While it is its policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to it, it cannot fully control the enforcement of these policies by third parties with which we contract, nor can it be certain that assignment agreements between it and its employees, between it and its counterparties, or between its counterparties and their employees or between its predecessors of ownership and their employees and counterparties, will effectively protect its interests as to any party who conceives or develops intellectual property that it regard as its own. Among other issues, the assignment of intellectual property rights may not be self-executing, the assignment agreements may be breached, or Timber may have disputes arise from conflicting obligations of consultants or others who are involved in developing its product candidates. As Timber approaches potential commercialization of our product candidates, it is more closely analyzing all facts that it believes might be used to assert an inventorship claim against it. Determinations like these involve complex sets of fact and applications of sometimes-unsettled patent law, resulting in inherent uncertainties regarding ownership rights. Determining the history of development of certain of Timber’s intellectual property is made more difficult by the fact that certain of its intellectual property was developed by other companies for other indications before being acquired by it. Consequently, Timber cannot be sure that it has all of the documentary records relevant to such an analysis.

If claims challenging inventorship are made against Timber, it may need to resort to litigation to resolve those claims. If it fails in defending against any such claims, in addition to paying monetary damages, Timber may lose valuable intellectual property rights, such as exclusive ownership of valuable intellectual property rights or the right to assert those rights against third-parties marketing competing products. Even if Timber is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Timber may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of Timber’s product candidates. It may be necessary for Timber to use the patented or proprietary technology of third parties to commercialize its drug candidates, in which case it would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms, in which case Timber’s business would be harmed.

The risks described elsewhere pertaining to Timber’s intellectual property rights also apply to the intellectual property rights that it in-licenses, and any failure by it or its licensors to obtain, maintain, defend and enforce these rights could harm its business. In some cases Timber may not have control over the prosecution, maintenance or enforcement of the patents that it licenses, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and its licensors may fail to take the steps that it believes are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing Timber’s ability to protect its products.

The United States has recently enacted and implemented wide-ranging patent reform legislation. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to Timber’s ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future. The United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

Timber’s intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of its rights to the relevant intellectual property or technology.

Certain provisions in Timber’s intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of Timber’s rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects.

Timber may not be able to obtain or maintain orphan drug designation or exclusivity for its product candidates.

Timber has obtained orphan drug designation for TMB-001 and TMB-002, it is seeking orphan drug designation for TMB-003 and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency (“EMA”) from approving another marketing application for the same indication for that drug during that time period. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. The exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Timber cannot assure you that the application for orphan drug designation of TMB-003, or any future application with respect to any other product candidate, will be granted. If Timber is unable to obtain orphan drug designation in the United States, it will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even if Timber obtains orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

There are risks to Timber’s Intellectual Property based on its international business operations.

There are risks to technology and intellectual property that may result from Timber’s conducting business outside the United States, particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. For instance, Timber may be exposed to material risks of theft of proprietary technology and other intellectual property, including technical data, business processes, data sets or other sensitive information. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through direct intrusion including cyber intrusions and physical theft through corporate espionage, including with the assistance of insiders. In addition, Timber’s technology and intellectual property may be subject to theft or compromise via more indirect routes. For example, Timber’s products or components may be reverse engineered by joint venture partners or other parties, which could result in Timber’s patents being infringed or its know-how or trade secrets stolen.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not issued any unregistered securities. We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
4.1	Amended and Restated Registration Rights Agreement, dated July 17, 2020, by and between Timber Pharmaceuticals, Inc. and certain buyers named therein.

31.1	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2020.

31.2	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2020.

32.1	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2020.

32.2	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2020.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.
(Registrant)

Date: August 18, 2020	By:	/s/ John Koconis
John Koconis
Chief Executive Officer
(Principal Executive Officer)