Form 10-Q
period 2020-09-30
Timber Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 09, 2020
Common Stock, $0.001 par value	12,032,391

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2020

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, the three months ended September 30, 2019, and the period from February 26, 2019 (Inception) through September 30, 2019 (unaudited)	2
	Condensed Consolidated Statements of Members’ and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020, the three months ended September 30, 2019, and the period from February 26, 2019 (Inception) through September 30, 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and the period from February 26, 2019 (Inception) through September 30, 2019 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of the Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
PART II. OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Recent Sales of Unregistered Securities	35
Item 6.	Exhibits	35
Signatures		36

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$12,033,746	$57,073
Other current assets	253,356	32,820
Total current assets	12,287,102	89,893
Deposits	114,534	-
Right of use asset	838,693	-
Total assets	$13,240,329	$89,893

LIABILITIES AND MEMBERS' AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$566,095	$501,451
Accrued expenses	529,455	214,660
License payable	-	750,000
Lease liability, current portion	207,275
Warrant liability	10,413,855	-
Total current liabilities	11,716,680	1,466,111
Notes payable	37,772	-
Lease liability	636,946	-
Other liabilities	73,683	-
Total liabilities	12,465,081	1,466,111

Commitments and contingencies (Note 11)

Series A Convertible stock, par value $0.001; 2,500 shares authorized; 1,819 shares issued and outstanding as of September 30, 2020 and no shares issued and outstanding as of December 31, 2019	1,819,288	-

Members' and stockholders' deficit
Preferred stock - member units	-	1,624,228
Common stock - member units	-	74,667
Common stock, par value $0.001; 450,000,000 shares authorized; 12,032,391 shares issued and 11,849,031 outstanding as of September 30, 2020, and no shares issued and outstanding as of and December 31, 2019	11,849	-
Additional paid-in capital	17,999,607	-
Accumulated deficit	(19,055,496)	(3,075,113)
Total members' and stockholders' deficit	(1,044,040)	(1,376,218)
Total liabilities and members' and stockholders' deficit	$13,240,329	$89,893

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the Period from February 26, 2019 (Inception) through September 30, 2019

Grant revenues	$324,521	$217,616	$351,428	$217,616

Operating costs and expenses
Research and development	685,207	539,688	2,239,607	722,334
Research and development - license acquired	-	20,000	12,371,332	70,000
Transaction costs	-	-	1,501,133	-
Selling, general and administrative	1,233,849	235,307	2,745,728	281,199
Total operating expenses	1,919,056	794,995	18,857,800	1,073,533
Loss from operations	(1,594,535)	(577,379)	(18,506,372)	(855,917)

Other income (expense)
Interest expense	-	-	(4,416,746)	-
Interest income	-	-	816,655	-
Change in fair value of investment in BioPharmX	-	-	559,805	-
Change in fair value of warrant liability	4,423,833	-	5,607,293	-
Gain on foreign currency exchange	7,197	-	11,651	-
Total other income	4,431,030	-	2,578,658	-
Net income (loss)	2,836,495	(577,379)	(15,927,714)	(855,917)
Accrued dividend on preferred stock units	-	(4,701)	(52,669)	(9,159)
Cumulative dividends on Series A preferred stock	(36,685)	-	(53,831)	-
Net income (loss) attributable to common stockholders	$2,799,810	$(582,080)	$(16,034,214)	$(865,076)

Basic net income (loss) per share attributable to common stockholders	$0.15	$(0.09)	$(1.32)	$(0.14)
Diluted net income (loss) per share attributable to common stockholders	$0.14	$(0.09)	$(1.32)	$(0.14)

Basic weighted average number of shares outstanding	18,891,206	6,295,724	12,161,048	6,092,636
Diluted weighted average number of shares outstanding	19,357,370	6,295,724	12,161,048	6,092,636

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Members’ and Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended September 30, 2020

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at July 1, 2020	1,819	$1,836,435	11,843,258	$11,843	$17,904,088	$(21,909,137)	$(3,993,206)
Issuance of common stock, net of costs	-	-	5,773	6	(6)	-	-
Reversal accrued dividend Series A preferred stock	-	(17,146)	-	-	-	17,146	17,146
Stock-based compensation	-	-	-	-	95,525	-	95,525
Net income	-	-	-	-	-	2,836,495	2,836,495
Balance at September 30, 2020	1,819	$1,819,289	11,849,031	$11,849	$17,999,607	$(19,055,496)	$(1,044,040)

For the Three Months Ended September 30, 2019

	Preferred Stock			Common Stock			Accumulated	Total Members'
	Units		Amount	Units		Amount	Deficit	Equity (Deficit)
Balance at July 1, 2019	254,396		$254,358	10,000		$17,207	$(282,996)	$(11,431)
Preferred stock issued for cash	400,062		400,000	-		-	-	400,000
Non-cash contribution from TardiMed	180,000		180,000	-		-	-	180,000
Accrued preferred dividend	4,701	#	4,701	-	#	-	(4,701)	-
Stock-based compensation	-		-	-		24,326	-	24,326
Net loss	-		-	-		-	(577,379)	(577,379)
Balance at September 30, 2019	839,159		$839,059	10,000		$41,533	$(865,076)	$15,516

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional Paid-in	Accumulated	Total Members' and Stockholders'
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2020	-	$-	1,624,228	$1,624,228	10,000	$74,667	-	$-	$-	$(3,075,113)	$(1,376,218)
Issuance of common stock for acquisition of BioPharmx	-	-	-	-	-	-	1,367,326	1,367	8,366,659	-	8,368,026
Issuance of common stock and warrants, net of costs	-	-	-	-	-	-	4,185,981	4,186	17,495,820	-	17,500,006
Series A liability classified warrants	-	-	-	-	-	-	-	-	(16,511,634)	-	(16,511,634)
Bridge loan converted to equity	-	-	-	-	-	-	-	-	5,000,000	-	5,000,000
Reclassification of bridge warrant	-	-	-	-	-	-	-	-	3,423,204	-	3,423,204
Non-cash contribution from TardiMed	-	-	142,392	142,392	-	-	-	-	-	-	142,392
Accrued preferred unit dividend	-	-	52,669	52,669	-	-	-	-	-	(52,669)	-
Conversion of common units to common stock pursuant to BioPharmX acquisition	-	-	-	-	(10,000)	(74,667)	6,295,724	6,296	68,371	-	-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	-	-	-	-	-	-	(1,819,289)
Stock-based compensation	-	-	-	-	-	-	-	-	157,187	-	157,187
Net loss	-	-	-	-	-	-	-	-	-	(15,927,714)	(15,927,714)
Balance at September 30, 2020	1,819	$1,819,289	-	$-	-	$-	11,849,031	$11,849	$17,999,607	$(19,055,496)	$(1,044,040)

For the Period from February 26, 2019 (Inception) through September 30, 2019

	Preferred Stock		Common Stock		Accumulated	Total Members'
	Units	Amount	Units	Amount	Deficit	Deficit
Balance at February 26, 2019 (Inception)	-	$-	-	$-	$-	$-
Common stock issued for cash	-	-	10,000	100	-	100
Preferred stock issued for cash	650,000	649,900	-	-	-	649,900
Non-cash contribution from TardiMed	180,000	180,000	-	-	-	180,000
Accrued preferred dividend	9,159	9,159	-	-	(9,159)	-
Stock-based compensation	-	-	-	41,433	-	41,433
Net loss	-	-	-	-	(855,917)	(855,917)
Balance at September 30, 2019	839,159	$839,059	10,000	$41,533	$(865,076)	$15,516

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2020	For the Period from February 26, 2019 (Inception) through September 30, 2019
Cash flows from operating activities
Net loss	$(15,927,714)	$(855,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired	12,371,332	70,000
Non-cash contribution from TardiMed	142,392	180,000
Stock-based compensation	157,187	41,433
Change in fair value of warrant liability	(5,607,293)	-
Change in fair value of investment in BioPharmX	(559,805)	-
Amortization of loan discount	(775,000)	-
Amortization of debt discount	4,232,718	-
Amortization of right of use assets	65,677	-
Accrued interest on BioPharmX loan	(41,655)	-
Accrued interest on bridge notes	183,333	-
Changes in assets and liabilities:
Other current assets	(218,509)	-
Accounts payable	(545,480)	99,588
Accrued expenses	(17,537)	-
Lease liability	(61,531)	-
Net cash used in operating activities	(6,601,885)	(464,896)

Cash flows from investing activities
Cash acquired with acquisition of BioPharmX	340,786	-
Loan to BioPharmX	(2,250,000)	-
Purchase of research and development licenses - AFT Pharmaceuticals Limited	(750,000)	(70,000)
Net cash used in investing activities	(2,659,214)	(70,000)

Cash flows from financing activities
Proceeds from PPP loan	37,772	-
Proceeds from the issuance of preferred stock	-	649,900
Proceeds from the issuance of common stock and warrants, net of issuance costs	17,500,006	100
Proceeds from bridge notes payable	3,700,000	-
Net cash provided by financing activities	21,237,778	650,000

Net increase in cash and cash equivalents	11,976,679	115,104
Cash and cash equivalents, beginning of period	57,073	-

Cash and cash equivalents, end of period	$12,033,752	$115,104

Non cash investing and financing activities:
Issuance of common stock for acquisition of BioPharmX	$8,368,026	$-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	$1,819,289	$-
Conversion of common units to common stock pursuant to BioPharmX acquisition	$74,667	$-
Bridge loan converted to equity	$5,000,000	$-
Reclassification of bridge warrant	$3,423,204	$-
Series A liability classified warrants	$16,511,634	$-

The accompanying notes are an integral part of these condensed financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

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

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 11,849,031 shares of Common Stock outstanding (after the Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding Value Appreciation Rights of Timber Sub (“VARs”), as defined below) owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 629.57 shares of Common Stock for each Timber Sub unit. In addition, the 584 VARs that were outstanding immediately prior to Merger became denoted and payable in 367,670 shares of Common Stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the newly created convertible Series A preferred stock at the Effective Time. As part of the Merger, the Company assumed 220,030 legacy BioPharmX warrants with a weighted average exercise price of $164.17 per share, and 97,870 legacy BioPharmX stock options with a weighted average exercise price of $45.81 per share. In connection with the Merger Agreement, BioPharmX entered into a Credit Agreement with Timber Sub, pursuant to which Timber Sub made a bridge loan to the Company (the “Bridge Loan”), in an aggregate amount of $2.25 million with $250,000 original issue discount.

The Company incurred approximately $1.5 million of legal, consulting and other professional fees related to the Merger, which were classified as transaction expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Timber Pharmaceuticals, Inc. & Subsidiaries

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since Inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $19.1 million at September 30, 2020, a net loss of approximately $15.9 million, and approximately $6.6 million of net cash used in operating activities for the nine months ended September 30, 2020.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of September 30, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

Further, on July 17, 2020, Timber entered into the Registration Rights Agreement with the Investors, pursuant to which the Company agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, the Company was restricted from certain financing activities until August 16, 2022.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. At this time, we expect all sites to be opened by year-end 2020 and are working closely with the sites to better estimate any delay to the recruitment timelines. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

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

As of September 30, 2020 and December 31, 2019, the recorded values of prepaid expenses, accounts payable, accrued expenses, and license payable, approximate the fair values due to the short-term nature of the instruments.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

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

Income (Loss) Per Share

Basic net income (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To calculate the basic EPS numerator, income available to common stockholders must be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not declared) from income from continuing operations and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends. The outstanding Series A Preferred Stock has cumulative dividends, whether or not declared. Accordingly, the Company reduced the numerator for Basic EPS by deducting/(increasing) the amount of cumulative preferred dividend from net income/(loss) in each period presented.

The basic and diluted net loss amounts are the same for the three months ended September 30, 2019, and for the nine months ended September 30, 2020 and the period from inception through September 30, 2019, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. For the three months ended September 30, 2020, the Company recorded net income and therefore, earnings per share was calculated using the treasury stock method. Dilutive potential common shares include outstanding value appreciation rights and Series A Preferred Stock. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the Period from February 26, 2019 (Inception) through September 30, 2019
Basic and diluted income (loss) per share:
Net income (loss)	$2,836,495	$(577,379)	$(15,927,714)	$(855,917)
Accrued dividend on preferred stock units	-	(4,701)	(52,669)	(9,159)
Cumulative dividends on Series A preferred stock	(36,685)	-	(53,831)	-
Net income (loss) attributable to common stockholders	$2,799,810	$(582,080)	$(16,034,214)	$(865,076)

Basic weighted average number of shares outstanding	18,891,206	6,295,724	12,161,048	6,092,636
Add: Series A convertible preferred stock	100,775	-	-	-
Add: Value appreciation rights	365,390	-	-	-
Diluted weighted average number of shares outstanding	19,357,370	6,295,724	12,161,048	6,092,636

Basic net income (loss) per share attributable to common stockholders	$0.15	$(0.09)	$(1.32)	$(0.14)

Diluted net income (loss) per share attributable to common stockholders	$0.14	$(0.09)	$(1.32)	$(0.14)

Securities that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share for the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period from inception through September 30, 2019, because their inclusion would be anti-dilutive are as follows (unaudited):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the Period from February 26, 2019 (Inception) through September 30, 2019
Series A warrants	8,384,764	-	8,384,764	-
Bridge warrants	413,751	-	413,751	-
Series A preferred stock	-	-	1,819,289	-
Unvested variable appreciation rights	-	436,293	367,670	436,293
Options to purchase common stock	232,996	-	232,996	-
Legacy stock options	16,459	-	16,459	-
Legacy warrants	219,928	-	219,928	-
	9,267,898	436,293	11,454,857	436,293

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. Credit Agreement with BioPharmX

Loan to BioPharmX

In 2020, prior to the BioPharmX acquisition the Company loaned BioPharmX $2.5 million in three tranches. During the three and nine months ended September 30, 2020, the Company recorded interest income of approximately $0 and $42,000, respectively. In connection with the loan the Company also received a warrant which was subsequently exercised for 193,596 common shares of BioPharmX.

The following is a summary of the loan and investment in BioPharmX during the nine months ended September 30, 2020:

	Loan to BioPharmX	Investment in BioPharmX	Total
Balance as of January 1, 2020	$-	$-	$-
Principal balance	2,400,000	-	2,400,000
Accrued interest	41,655	-	41,655
Fair value of BioPharmX common stock	-	625,000	625,000
Change in fair value	-	559,805	559,805
Balance as of May 18, 2020	$2,441,655	$1,184,805	$3,626,460
Acquisition of BioPharmX	(2,456,614)	-	(2,456,614)
Loan and investment in BioPharmX - recorded as research and development license acquired	14,959	(1,184,805)	(1,169,846)
Balance as of September 30, 2020	$-	$-	$-

Note 5. Purchases of Assets

Acquisition of Licenses from Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, the Company acquired the license for a topical formulation of isotretinoin for the treatment of congenital ichthyosis and identified as TMB-001, formerly PAT-001, from Patagonia (the “TMB-001 License”).

Upon closing of the TMB-001 License, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 License, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales royalties ranging from low single digits to mid double digits for the program licensed. The Company is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020 and December 31, 2019.

On June 26, 2019, the Company acquired the license for a locally administered (e.g. topical or subcutaneous) formulation of sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 License”).

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Upon closing of the TMB-003 License Agreement, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. The Company is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020 and December 31, 2019.

The TMB-001 License and TMB-003 License acquisitions were accounted for as asset acquisitions pursuant to ASC Topic 805, Business Combinations (Topic 805”) as the majority of the fair value of the assets acquired were concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. Because the assets had not yet received regulatory approval, the purchase price of $50,000 paid for these assets was recorded as research and development expense in the accompanying unaudited condensed consolidated statement of operations for the period from Inception to September 30, 2020.

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

Pursuant to the AFT License Agreement, the Company is obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment of $1.0 million to AFT, payable in scheduled installments. Specifically, the Company paid $0.25 million in October 2019 and the remaining $0.75 million was due in quarterly installments with the last payment on July 1, 2020. As of September 30, 2020, the Company had no remaining payments due.

AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License, with the first being $1.0 million upon the successful completion of Phase IIb Clinical Trial, where the results of such clinical trial meet the clinical trials primary clinical endpoints. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020 and December 31, 2019.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note 6. Fair Value Measurements

During the nine months ended September 30, 2020, in connection with the Bridge Notes, the Company assumed a warrant obligation to purchase shares of the Company’s common stock. Each warrant was exercisable into a number of shares of $0.001 par value common stock of BioPharmX, and had a term of 5 years from the closing date of the Merger (See Note 8). The warrant obligation was recognized as a Level 3 liability on the funding dates and adjusted to fair value. Upon issuance of the warrant on May 18, 2020, the warrant liability was reclassified to equity.

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

The inputs using the Monte Carlo simulation model in measuring the Company’s Series A Warrants at the issuance date of June 2, 2020 and for the three and nine months ended September 30, 2020, are as follows:

	June 2, 2020	Three and Nine Months Ended September 30, 2020
Dividend yield	-	-
Expected price volatility	78.2%	78.8%
Risk free interest rate	0.32%	0.26% - 0.32%
Expected term (in years)	5.0	4.7

The warrants are classified as liabilities and measured at fair value on the issuance date, with changes in fair value recognized as other expense on the condensed consolidated statement of operations.

There were no assets or liabilities measured at fair value during the three and nine months ended September 30, 2019.

Unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2020:

	Bridge Warrants	Series A Warrants	Total
Balance at January 1, 2020	$-	$-	$-
January 28, 2020 - First closing issuance	929,899	-	929,899
February 14, 2020 - Second closing issuance	981,557	-	981,557
March 13, 2020 - Third closing issuance	1,021,262	-	1,021,262
Sub-total	2,932,718	-	2,932,718
Change in fair value	321,051	-	321,051
Balance at March 31, 2020	$3,253,769	$-	$3,253,769
Issuance of Series A warrants	-	16,511,634	16,511,634
Change in fair value	169,435	(1,673,946)	(1,504,511)
Reclassification of bridge warrants to equity	(3,423,204)	-	(3,423,204)
Balance at June 30, 2020	$-	$14,837,688	$14,837,688
Change in fair value	-	(4,423,833)	(4,423,833)
Balance at September 30, 2020	$-	$10,413,855	$10,413,855

Note 7. Accrued Expenses

As of September 30, 2020 and December 31, 2019, the Company’s accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Research and development	116,430	128,239
Professional fees	66,280	-
Personnel expenses	320,615	86,421
Other	26,130	-
Total	$529,455	$214,660

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

In connection with the SPA, the Company was obligated, within five trading days following the consummation of the first capital raising transaction, post-Merger (see Note 1), to issue to the Buyers, warrants to purchase a total number shares of common stock that equates to 100% of the as-converted shares, as if the Bridge Notes were convertible at the lowest price any securities are sold, convertible or exercisable into in the Timber Funding or the next round of financing. Each warrant would be exercisable into a number of shares of $0.001 par value common stock of BioPharmX, and have a term of 5 years from the closing date of the Merger. The warrants do not meet the scope exception of ASC 815, Derivative Accounting, and therefore, have been accounted for as a liability. The warrant liability had initially been recorded at the fair value on the date the Company became obligated to issue the warrants (each closing date of the Bridge Notes), with subsequent changes in fair value recognized at each reporting period end date (See Note 6). There was no change in fair value of the warrants recognized during the three months ended September 30, 2020, and during the nine months ended September 30, 2020, the Company recorded approximately $0.6 million as the change in fair value of the warrants as reflected in the condensed consolidated statement of operations.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded the debt less its discount and less the fair value of the warrant liability. Pursuant to the Merger Agreement, as of May 18, 2020, the Company reclassified its Bridge Notes and related warrant liability to equity. The following table reflects the activity related to the Company’s Bridge Notes during the three and nine months ended September 30, 2020 and as of September 30, 2020:

Bridge Notes Payable
Balance at January 1, 2020	$-
January 28, 2020 - First closing issuance	1,666,666
February 14, 2020 - Second closing issuance	1,666,667
March 13, 2020 - Third closing issuance	1,666,667
Original issue discount	(1,300,000)
Discount resulting from allocation of proceeds to warrant liability	(2,932,718)
Sub-total	767,282
Amortization of debt discount	1,019,273
Balance at March 31, 2020	$1,786,555
Amortization of debt discount	3,213,445
Reclassification of bridge note to equity	(5,000,000)
Balance at June 30, 2020	$-
Balance at September 30, 2020	$-

The debt discount resulting from the allocation of proceeds to the warrant liability was amortized through interest expense during the nine months ended September 30, 2020.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On May 18, 2020, pursuant to the Merger Agreement, 4,185,981 shares of common stock were issued to the investors of the $20 million private placement financing (See Note 1), aggregate net proceeds received totaled $17.5 million) and to settle the $5 million Bridge Notes.

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

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from an after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends will be payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, which shall be the greater of (i) $18.054 and (ii) the amount that is 110% of the Final Price Per Share (as defined in the Financing Purchase Agreement), or $2.46. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock shall be redeemable for cash at the option of the holders, in whole or in part.

As of May 18, 2020, pursuant to the Merger Agreement, the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, received 1,819 shares of newly created convertible Series A preferred stock. The following table summarizes the Company’s Series A preferred stock for the nine months ended September 30, 2020:

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of January 1, 2020	-	$-
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289
Total temporary equity as of September 30, 2020	1,819	$1,819,289

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Furthermore, the Company maintains its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At September 30, 2020 and December 31, 2019, Incentive Units outstanding under the 2019 Plan were 367,670 and 437,553 units, respectively.

During the three and nine months ended September 30, 2020, the period from inception through September 30, 2019, and the three months ended September 30, 2019, stock-based compensation expenses were as follows (unaudited):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the Period from February 26, 2019 (Inception) through September 30, 2019
Employee value appreciation right awards	$16,431	$24,326	$58,320	$41,433
Stock options	79,094	-	98,867	-
	$95,525	$24,326	$157,187	$41,433

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as Value Appreciation Rights (“VARs”). The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

The following is a summary of VARs issued and outstanding as of September 30, 2020 and for the nine months ended September 30, 2020:

	Number of Units	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	437,552	$0.01	$279,077	9.4
Cancelled	(69,882)	$0.01	-	-
Outstanding as of September 30, 2020 (Unaudited)	367,670	$0.01	$361,787	8.6
Value appreciation right awards vested and expected to vest	367,670	$0.01	$361,787	8.6
Value appreciation right awards vested and exercisable	76,808	$0.01	$75,579	8.6

On January 6, 2020, 69,882 VARs were cancelled due to the voluntary termination of the Company’s Chief Science Officer. During the nine months ended September 30, 2020, approximately $8,000 of compensation costs were reversed related to the cancelled VARs.

As of September 30, 2020, the unrecognized compensation costs were approximately $0.1 million, which will be recognized over an estimated weighted-average amortization period of 1.3 years.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

During the three and nine months ended September 30, 2020, the Company granted 232,996 options to purchase shares of the Company’s common stock to employees and board members. The following is a summary of the options outstanding as of September 30, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	-	$-	-	$-
Granted	232,996	$2.87	9.9	-
Outstanding as of September 30, 2020 (Unaudited)	232,996	$2.87	9.7	$-

Exercisable at September 30, 2020 (Unaudited)	-	$2.87	9.7	$-

As part of the Merger, the Company assumed the following legacy stock options and warrants:

	Shares Underlying Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Legacy BioPharmX options	16,459	$79.78	2.6	$-
Legacy BioPharmX warrants	219,928	$164.09	3.0	$-

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following are the key assumptions used to estimate the fair value of the stock options granted during the three and nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Expected life	5-7 years
Expected volatility	79.0%
Risk-free interest rate	0.3%
Expected dividend yield	-

As of September 30, 2020, the unrecognized compensation costs related to stock options were approximately $0.3 million, which will be recognized over an estimated weighted-average amortization period of 1.7 years. There were no options outstanding during the three and nine months ended September 30, 2019.

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

The components of lease expense were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating leases:
Operating lease cost	$82,335	$109,780
Variable lease cost	24,725	31,621
Operating lease expense	$107,060	$141,401
Short-term lease rent expense	-	-
Lease income - sub lease	(103,307)	(103,307)
Net rent expense	$3,753	$38,094

Other information:

Nine Months Ended September 30, 2020
Operating cash flows - operating leases	$104,252
Right-of-use assets obtained in exchange for operating lease liabilities	$904,370
Weighted-average remaining lease term – operating leases	3.3
Weighted-average discount rate – operating leases	15.0%

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, future minimum payments for the lease are as follows:

Operating
Leases
Remaining Months in Year Ended December 31, 2020	$78,189
Year Ended December 31, 2021	322,656
Year Ended December 31, 2022	332,568
Year Ended December 31, 2023	342,468
Total	$1,075,881
Less present value discount	(231,661)
Operating lease liabilities	$844,220

The Company had no operating leases for the three months ended and the period from inception through September 30, 2019.

Litigation

As of September 30, 2020 and December 31, 2019 there was no litigation against the Company.

Note 12. Related party transactions

Patagonia

On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia.

TardiMed

The Chairman of the Board of the Company is also a Managing Member of TardiMed. The Chief Operating Officer, Executive Vice President and Secretary of the Company is also a Partner of TardiMed. As of September 30, 2020 TardiMed holds 5,437,517 shares of common stock, which represents 46% of the total voting shares outstanding. From February 26, 2019 to December 31, 2019, TardiMed contributed $1.4 million in exchange for 1.4 million preferred units. During the nine months ended September 30, 2020, TardiMed contributed an additional $0.1 million in exchange for 142,392 preferred units. In connection with the Merger Agreement, these preferred units and dividends have converted into 1,819 shares of Series A preferred stock. The company reimbursed TardiMed $364,274 and $7,145 for management fees and reimbursed expenses for the nine months ended September 30, 2020 and the period from inception through September 30, 2019, respectively.

Note 13. Subsequent Events

None.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our lack of operating history and history of operating losses;

•	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

•	the dilutive effect of certain provisions in the Series A Warrants and Series B Warrants;

•	our ability to successfully complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;

•	the potential impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines; the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;

•	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and the passages of future laws;

•	acceptance of our business model by investors;

•	the accuracy of our estimates regarding expenses and capital requirements; and

•	our ability to adequately support growth.

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

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 11,849,031 shares of Common Stock outstanding (after the Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding VARs, as defined below) owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 629.57 shares of Common Stock for each Timber Sub unit. In addition, the 584 Value Appreciation Rights of Timber Sub (“VARs”) that were outstanding immediately prior to Merger became denoted and payable in 367,670 shares of Common Stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the newly created convertible Series A preferred stock at the Effective Time.

In connection with the Merger Agreement, on March 27, 2020, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the ’‘Investors’’) pursuant to which, among other things, Timber issued to the Investors shares of Timber units immediately prior to the Merger and BioPharmX issued to the Investors warrants to purchase shares of BioPharmX common stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million (which amount is comprised of (x) a $5 million credit with respect to the Bridge Notes and (y) $20 million in cash from the Investors) (the “Purchase Price”). Timber Pharmaceuticals, Inc. issued to the Investors 8,384,764 Series A Warrants to purchase shares of Common Stock (“Series A Warrants”) and 7,042,175 Series B Warrants to purchase shares of Common Stock (“Series B Warrants”). The Series A Warrants will have a 5-year term and an exercise price of $2.7953, subject to adjustment for anti-dilution events. The Series A Warrants were initially exercisable into 8,384,764 shares of Common Stock issued to the Investors, subject to certain adjustments. Timber has recorded a warrant liability of $5.6 million during the nine months ended September 30, 2020. The Series B Warrants have an exercise price per share of $0.001, were exercisable upon issuance and were initially convertible into 7,042,175 shares of Common Stock in the aggregate. The number of shares of Common Stock issuable pursuant to the Series B Warrants is also subject to adjustment based on specified reset prices. For example, if the maximum number of warrants issuable in connection with the Securities Purchase Agreement were to be issued, the result would be the issuance of an additional 14,890,245 Series A Warrants for 23,275,009 Series A Warrants in the aggregate, and an additional 19,853,090 Series B Warrants for 26,895,265 Series B Warrants in the aggregate. In addition, the exercise price of the Series A Warrants issued since May 18, 2020 would be reset to $1.01.

Timber has a limited operating history as it was formed on February 26, 2019. Since inception, Timber’s operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. Prior to issuing the Timber Bridge Notes, Timber funded its operations primarily through member contributions. From inception through September 30, 2020, members contributed an aggregate of $1.7 million.

Since inception, Timber has incurred significant operating losses. For the period from February 26, 2019 (inception) to September 30, 2020, Timber’s net loss was $19.0 million. As of September 30, 2020, Timber had an accumulated deficit of $19.1 million. Timber expects to continue to incur significant expenses and operating losses for the foreseeable future. Timber anticipates that its expenses will increase significantly in connection with its ongoing activities, as it continues to develop the pipeline of programs.

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

Under the terms of the TMB-001 Acquisition, Timber paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales royalties ranging from low single digits to mid-double digits for the program licensed. Timber is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

On June 26, 2019 Timber acquired the intellectual property rights for a locally administered formulation of sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, Timber paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales royalties ranging from low to mid-single digits for the program licensed. Timber is responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

Upon closing of the AFT License Agreement, Timber was obligated to reimburse AFT for previously spent development costs, subject to certain limitations and was obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

Results of operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Grant revenue

For the three months ended September 30, 2020 and 2019, we recognized grant revenue of $0.3 million and $0.2 million, respectively. The increase in revenue of approximately $0.1 million consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds are available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. A six-month no cost extension was granted to Timber in September 2019 and ended in February 2020. During the course of each year for which the Grant is active, the Company submits its allowable expenses and is reimbursed up to the maximum amount of each installment.

Operating costs and expenses

Research and development expense

For the three months ended September 30, 2020 and 2019, research and development expenses were $0.7 and $0.5 million respectively. Research and development expenses are primarily related to costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass through expenses.

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

General and administrative expense

For the three months ended September 30, 2020, general and administrative expense was $1.2 million compared to $0.2 million for the three months ended September 30, 2019. The increase in general and administrative expenses of approximately $1.0 million was due to increased legal and professional fees of $0.4 million, increased personnel and related costs of $0.4 million due to increased headcount, and other overhead expenses of $0.2 million.

Other income (expense)

Change in fair value of warranty

For the three months ended September 30, 2020, the change in fair value of warrant liability resulted in income of $4.4 million due to the quarterly revaluation of the liability and the decrease in share price during the quarter.

Comparison of the Nine Months Ended September 30, 2020 and the period from February 26, 2019 (inception) through September 30, 2019

Grant revenue

For the nine months ended September 30, 2020, revenue was approximately $0.4 million compared to $0.2 million for the period from February 26, 2019 (inception) through September 30, 2019. The increase in revenue of approximately $0.2 million consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds are available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. A six-month no cost extension was granted to Timber in September 2019 and ended in February 2020. During the course of each year for which the Grant is active, the Company submits its allowable expenses and is reimbursed up to the maximum amount of each installment.

Operating costs and expenses

Research and development expense

For the nine months ended September 30, 2020, research and development expenses were $2.2 million compared to $0.7 million for the period from February 26, 2019 (inception) through September 30, 2019. The increase of $1.5 million is primarily related to increase costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass through expenses.

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

Research and development expense- license acquired

For the nine months ended September 30, 2020, research and development expense – license acquired was $12.4 million related to our acquisition of BioPharmX. For the period from February 26, 2019 (inception) through September 30, 2019, research and development expense – license acquired was $70,000 related to licensing fees.

Transaction Costs

For the nine months ended September 30, 2020, transaction costs were $1.5 million consisting of legal and professional fees related to our acquisition of BioPharmX. There were no transaction costs for the period from February 26, 2019 (inception) through September 30, 2019.

General and administrative expense

For the nine months ended September 30, 2020, general and administrative expense were $2.8 million compared to $0.3 million for the period from February 26, 2019 (inception) through September 30, 2019. The increase in general and administrative expenses of approximately $2.5 million was due to increased legal and professional fees of $1.1 million, increased personnel and related costs of $0.8 million due to increased headcount, management fees of $0.3 million, and other overhead expenses of $0.3 million.

Other income (expense)

Change in fair value of warranty

For the nine months ended September 30, 2020, the change in fair value of warrant liability resulted in income of $5.6 million due to the quarterly revaluation of the liability and the decrease in share price during the period.

Liquidity and Capital Resources

Since inception, Timber has not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At September 30, 2020, we had working capital of approximately $11.0 million, which included cash and cash equivalents of $12.0 million. We reported a net loss of $15.9 million, during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we raised net proceeds of $17.5 million from our financing in connection with our acquisition of BioPharmX.

Cash Flows for the Nine Months Ended September 30, 2020 and the period from February 26, 2019 (inception) through September 30, 2019

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $6.6 million, which primarily consisted of our net loss of $15.9 million, adjusted for non-cash expenses of $10.2 million primarily consisting of, $12.4 million of research and development – licenses acquired, $4.2 million of amortization expense related to the Bridge Notes, $0.2 million of accrued interest on the Bridge Notes, $0.2 million of stock-based compensation expense, $0.1 million of non-cash contributions, offset by $5.6 million for the change in fair value of our warrant liability, $0.8 million for the amortization of our loan discount, and $0.6 million for the change in fair value of our investment in BioPharmX. The change in assets and liabilities of $0.8 million is primarily due to increases in prepaid insurance of $0.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $0.6 million.

For the period from February 26, 2019 (inception) through September 30, 2019, net cash used in operating activities was $0.5 million, which primarily consisted of our net loss of $0.9 million, adjusted for non-cash expenses of approximately $0.3 million including, $0.2 million of non-cash contributions, $70,000 related to our research and development – licenses acquired and $41,000 of stock-based compensation expense. The change in assets and liabilities was due to increased accounts payable of $0.1 million.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $2.7 million which primarily consisted of our loan to BioPharmX of $2.3 million and our payment of $0.8 million for research and development licenses, offset by the cash acquired with our acquisition of BioPharmX of $0.3 million.

For the period from February 26, 2019 (inception) through September 30, 2019, net cash used in investing activities was approximately $0.1 million for the purchase of research and development licenses.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $21.2 million, which consisted of the net proceeds received from the issuance of common stock related to our financing of $17.5 million and the proceeds received from our Bridge Notes of $3.7 million.

For the period from February 26, 2019 (inception) through September 30, 2019, net cash provided by financing activities was approximately $0.7 million which consisted of the proceeds for the issuance of common and preferred units.

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

Timber has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of September 30, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. At this time, we expect all sites to be opened by year-end 2020 and are working closely with the sites to better estimate any delay to the recruitment timelines. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, the Company completed the BioPharmX Merger which resulted in changes to operations and management personnel. These changes for the Company have had a material effect on our internal control over financial reporting. During the quarter September 30, 2020, the Company hired external advisors to review the internal controls over financial reporting, including the appropriate accounting policies.

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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2020.

31.2	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2020.

32.1	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2020.

32.2	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2020.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.
(Registrant)

Date: November 12, 2020	By:	/s/ John Koconis
John Koconis
Chief Executive Officer
(Principal Executive Officer)