Form 10-Q
period 2021-03-31
Timber Pharmaceuticals, Inc.
filed 2021-05-11
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-37411

TIMBER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Allen Road, Suite 410

Basking Ridge, NJ 07920

(Address of principal executive offices and zip code)

 (908) 636-7160

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 4, 2021
Common Stock, $0.001 par value	36,843,045

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2021

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash	$8,500,053	$10,348,693
Other current assets	291,929	377,290
Total current assets	8,791,982	10,725,983
Deposits	127,534	114,534
Right of use asset	854,184	787,432
Total assets	$9,773,700	$11,627,949

LIABILITIES AND MEMBERS' AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$523,793	$395,049
Accrued expenses	532,373	768,661
Lease liability, current portion	278,059	217,651
Total current liabilities	1,334,225	1,381,361
Notes payable	37,772	37,772
Lease liability	588,087	579,455
Deferred tax liability	37,842	37,842
Other liabilities	73,683	73,683
Total liabilities	2,071,609	2,110,113

Commitments and contingencies (Note 8)

Redeemable Series A convertible preferred stock, par value $0.001; 2,500 shares authorized; 1,819 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,945,692	1,909,805

Stockholders' equity
Common stock, par value $0.001; 450,000,000 shares authorized; 36,659,685 shares issued and outstanding as of March 31, 2021, and 27,132,420 shares issued and outstanding as of December 31, 2020	36,660	27,132
Additional paid-in capital	25,839,395	25,826,295
Accumulated deficit	(20,119,656)	(18,245,396)
Total stockholders' equity	5,756,399	7,608,031
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$9,773,700	$11,627,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020

Grant revenues	$40,734	$26,907

Operating costs and expenses
Research and development	849,518	1,018,231
Transaction costs	-	1,189,842
Selling, general and administrative	1,065,389	456,794
Total operating expenses	1,914,907	2,664,867
Loss from operations	(1,874,173)	(2,637,960)

Other income (expense)
Interest expense	-	(1,102,606)
Interest income	-	456,775
Change in fair value of investment in BioPharmX	-	83,560
Change in fair value of warrant liability	-	(321,051)
(Loss) gain on foreign currency exchange	(87)	2,682
Total other expense	(87)	(880,640)
Net loss	(1,874,260)	(3,518,600)
Accrued dividend on preferred stock units	-	(34,481)
Cumulative dividends on Series A preferred stock	(35,887)	-
Net loss attributable to common stockholders	$(1,910,147)	$(3,553,081)
Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.56)
Basic and diluted weighted average number of shares outstanding	35,079,143	6,295,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Members’ and Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2021	1,819	$1,909,805	27,132,420	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock		35,887	-	-	(35,887)	-	(35,887)
Exercise of Series A warrants	-	-	2,059,613	2,060	(2,060)	-	-
Exercise of Series B warrants	-	-	7,467,652	7,468	(7,468)	-	-
Stock-based compensation	-	-	-	-	58,515	-	58,515
Net loss	-	-	-	-	-	(1,874,260)	(1,874,260)
Balance at March 31, 2021	1,819	$1,945,692	36,659,685	$36,660	$25,839,395	$(20,119,656)	$5,756,399

For the Three Months Ended March 31, 2020

	Series A Preferred Stock		Common Stock		Accumulated	Total Members' Equity
	Units	Amount	Shares	Amount	Deficit	(Deficit)
Balance at January 1, 2020 (a)	1,586	$1,624,228	6,295,724	$74,667	$(3,075,113)	$(1,376,218)
Non-cash contribution from Tardimed	142	142,392	-	-	-	142,392
Accrued preferred unit dividend	-	34,481	-	-	(34,481)	-
Stock-based compensation	-	-	-	18,217	-	18,217
Net loss	-	-	-	-	(3,518,600)	(3,518,600)
Balance at March 31, 2020	1,728	$1,801,101	6,295,724	$92,884	$(6,628,194)	$(4,734,209)

(a)	On May 18, 2020, an exchange ratio of approximately 629.57 shares of the Timber Pharmaceuticals, Inc. common stock, par value $0.001 per share, was used for each Timber Pharmaceuticals LLC (“Timber Sub”) unit. The exchange ratio of 0.001 was used for conversion of the preferred units of Timber Sub to the newly created convertible Series A preferred stock. All share information has been retroactively adjusted to reflect the stock split within the condensed consolidated statements of member’s and stockholders’ equity (deficit) and proceeding disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(1,874,260)	$(3,518,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash contribution from TardiMed	-	142,392
Stock-based compensation	58,515	18,217
Change in fair value of warrant liability	-	321,051
Change in fair value of investment in BioPharmX	-	(83,560)
Amortization of loan discount	-	(435,833)
Amortization of debt discount	-	1,019,273
Amortization of right of use assets	56,057	-
Accrued interest on BioPharmX loan	-	(20,942)
Accrued interest on bridge notes	-	83,333
Changes in assets and liabilities:
Other current assets	85,361	(6,425)
Deposits	(13,000)	-
Accounts payable	128,744	1,049,900
Accrued expenses	(236,288)	(177,958)
Lease liability	(53,769)	-
Net cash used in operating activities	(1,848,640)	(1,609,152)

Cash flows from investing activities
Loan to BioPharmX	-	(1,250,000)
Net cash used in investing activities	-	(1,250,000)

Cash flows from financing activities
Proceeds from bridge notes payable	-	3,700,000
Net cash provided by financing activities	-	3,700,000

Net (decrease) increase in cash and cash equivalents	(1,848,640)	840,848
Cash and cash equivalents, beginning of period	10,348,693	57,073

Cash and cash equivalents, end of period	$8,500,053	$897,921

Non cash investing and financing activities:
Accrued Series A preferred stock dividend	$35,887	$-
Accrued preferred unit dividend	$-	$34,481
Cashless exercise of Series A warrants	$2,060	$-
Cashless exercise of Series B warrants	$7,468	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2020.”

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

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since Inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $20.1 million at March 31, 2021, a net loss of approximately $1.9 million, and approximately $1.8 million of net cash used in operating activities for the three months ended March 31, 2021.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of March 31, 2021 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

• its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

• the dilutive effect of the Company’s outstanding securities;

• the impact of the recent COVID-19 pandemic on the Company’s operations, including on the Company’s clinical development plans and timelines;

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

• the volatility of the price of the Company’s common stock;

• acceptance of the Company’s products in the Company’s industry;

• the accuracy of the Company’s estimates regarding expenses and capital requirements;

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable. Site activation and patient enrollment and data collection have been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. We have experienced delays to the completion of recruitment and in the topline data readout for the TMB-002 program and we are currently working with our partners and the sites to better quantify this. The Company is also continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Note 2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuations of warrants, and equity-based awards and member units. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

The basic and diluted net loss amounts are the same for the three months ended March 31, 2021 and 2020, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. There were no shares of the Company’s common stock outstanding during the three months ended March 31, 2020. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net loss per share computations for the periods presented below:

	Three Months Ended March 31,
	2021	2020
Basic and diluted loss per share:
Net loss	$(1,874,260)	$(3,518,600)
Accrued dividend on preferred stock units	-	(34,481)
Cumulative dividends on Series A preferred stock	(35,887)	-
Net loss attributable to common stockholders	$(1,910 ,147)	$(3,553,081)

Basic and diluted weighted average number of shares outstanding	35,079,143	6,295,724
Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.56)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2021 and 2020, because their inclusion would be anti-dilutive are as follows (unaudited):

	March 31,	March 31,
	2021	2020
Series A warrants	16,701,824	-
Bridge warrants	413,751	-
Variable appreciation rights	367,671	367,671
Options to purchase common stock	184,456	-
Series A preferred stock	100,753	-
Legacy stock options	15,781	-
Legacy warrants	219,928	-
Preferred stock units	-	95,762
	18,004,164	463,433

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.

In December 2019, the Financial Accounting Standards Board (FASB) issued FASB ASU 2019-12, Income Taxes (Topic 740), that simplifies the accounting and disclosure requirements for income taxes by clarifying the existing guidance to improve consistency in the application of Accounting Standards Codification 740. This standard also removed the requirement to calculate income tax expense for the stand-alone financial statements of wholly owned subsidiaries that are not subject to income tax. We adopted this standard effective January 1, 2021, and it did not have a material impact on our condensed consolidated financial statements.

Note 3. Acquisition of BioPharmX

As described in Note 1, on May 18, 2020, the Company completed its acquisition of BioPharmX in accordance with the terms of the Merger Agreement. The acquisition was accounted for as an asset acquisition/reverse merger.

Pursuant to the Merger Agreement, following the Merger, the Timber Sub members, including the investors funding the $20 million investment and the bridge investors, owned approximately 88.5% of the outstanding common stock of BioPharmX, and the BioPharmX stockholders own approximately 11.5% of the outstanding common stock as of the date of the merger. The cost of the BioPharmX acquisition, which represents the consideration transferred to BioPharmX stockholders in the BioPharmX acquisition, of $12.4 million consists of the following:

Number of shares of the combined company owned by BioPharmX stockholders	1,367,326
Multiplied by the fair value per share of BioPharmX common stock	$6.12
Total estimated fair value of common stock	8,368,033
Add: net liabilities acquired	(2,833,453)
Add: investment in BioPharmX	(1,169,846)
Total consideration - recorded as research and development acquired	$12,371,332

The total cost of the BioPharmX acquisition was allocated to the net liabilities acquired as follows:

Cash and cash equivalents	$340,786
Other current assets	2,027
Deposits	114,534
ROU asset	904,370
Accounts payable	(610,882)
Credit cards	760
Accrued expenses	(148,999)
Note - short term	(2,456,614)
Operating lease liability - short term	(259,712)
Other long-term liabilities	(73,682)
Operating lease liability - long term	(646,041)
Net liabilities acquired	$(2,833,453)

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

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid- double digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021 and December 31, 2020.

On June 26, 2019 the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the "TMB-003 Acquisition").

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021 and December 31, 2020.

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

Pursuant to the AFT License Agreement, the Company is obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. The Company paid $0.25 million in October 2019 and the remaining $0.75 million was paid during the year ended December 31, 2020. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021 and December 31, 2020.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Accrued Expenses

As of March 31, 2021 and December 31, 2020, the Company’s accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Research and development	$218,838	$158,911
Professional fees	88,875	142,599
Personnel expenses	224,660	438,722
Other	-	28,429
Total	$532,373	$768,661

Note 6. Temporary Equity, and Members’ and Stockholder’s Equity (Deficit)

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock.

Common Stock

On May 18, 2020, pursuant to the Merger Agreement (see Note 1), 1,367,326 shares of common stock were issued for the acquisition of BioPharmX, with a fair value of approximately $8.4 million or $6.12 per share.

On May 18, 2020, pursuant to the Merger Agreement, 4,185,981 shares of common stock were issued to the investors of the $20 million private placement financing (See Note 1), aggregate net proceeds received totaled $17.5 million) and to settle the $5 million Bridge Notes.

Series B Warrants

During the three months ended March 31, 2021, the remaining Series B Warrants outstanding totaling 7,474,033 were exercised on a cashless basis, and the Company issued 7,467,652 shares of its common stock.

	Shares Underlying Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	7,474,033	$0.001	$7,474
Exercised	(7,474,033)	$0.001	-
Outstanding and exercisable as of March 31, 2021	-	$-	$-

Series A Warrants

During the three months ended March 31, 2021, 3,476,390 Series A Warrants were exercised on a cashless basis, and the Company issued 2,059,613 shares of its common stock. The following is a summary of Series A Warrants outstanding as of March 31, 2021:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	20,178,214	$1.16	4.4	$-
Exercised	(3,476,390)	$1.16	-	-
Outstanding and exercisable as of March 31, 2021	16,701,824	$1.16	4.2	$14,530,587

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Bridge Warrants

The following table summarizes the Company’s Bridge Warrants for the three months ended March 31, 2021:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	413,751	$2.24	4.4	$-
Outstanding and exercisable as of March 31, 2021	413,751	$2.24	4.1	$-

Redeemable Series A Convertible Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware designating 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred (the “Series A Preferred Stock”), and issued to the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, 1,819 shares of the newly created Series A Preferred Stock. The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from and after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends will be payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price of $18.054. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock is redeemable for cash at the option of the holders, in whole or in part. As a Change of Control has occurred, the Company’s Series A Preferred Stock is currently redeemable at March 31, 2021 at the option of the holder and has been recorded at the redemption value of $1.9 million. Redemption is subject to certain limitations under Delaware law, so that the Company’s ability to pay the redemption price to such holder is or may be limited. The following table summarizes the Company’s Series A preferred stock for the three months ended March 31, 2021:

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2020	1,819	$1,909,805
Cumulative dividends on Series A Preferred Stock		35,887
Total temporary equity as of March 31, 2021	1,819	$1,945,692

Note 7. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. As of March 31, 2021, 2,056,130 shares of common stock were reserved for issuance under the 2020 Plan.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Furthermore, as a result of the Merger, the Company assumed the TardiMed 2019 Equity Incentive Plan (the “2019 Plan”) from Timber Sub. The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At March 31, 2021 and December 31, 2020, Incentive Units outstanding under the 2019 Plan were 367,671 units for each period.

During the three months ended March 31, 2021 and 2020 equity-based compensation expenses were as follows (unaudited):

	Three Months Ended March 31,
	2021	2020
General and administrative value appreciation right awards	$13,221	$23,679
Research and development value appreciation right awards	543	(5,462)
General and administrative stock options	44,751	-
	$58,515	$18,217

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as Value Appreciation Rights (“VARs”). The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

During the period ended March 31, 2021 there were no grants or forfeitures of VARs. The following is a summary of VARs outstanding as of March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	367,671	$0.01	$269,502	8.4
Outstanding as of March 31, 2021	367,671	$0.01	$742,693	8.1

Value appreciation right awards vested and exercisable at March 31, 2021	113,953	$0.01	$230,184	8.1

As of March 31, 2021, the unrecognized compensation costs were approximately $0.1 million, which will be recognized over an estimated weighted-average amortization period of one year.

Stock Options

During the period ended March 31, 2021 there were no grants or forfeitures of stock options. The following is a summary of the options outstanding as of March 31, 2021:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	184,456	$2.87	9.4	$-
Outstanding as of March 31, 2021	184,456	$2.87	9.2	$-

Exercisable at March 31, 2021	28,316	$2.87	9.2	$-

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with the “evergreen” provision in the 2020 Plan, an additional 1,085,297 shares of common stock were automatically made available for issuance on the first day of 2021, which represents 4% of the number of shares of common stock outstanding on December 31, 2020.

As part of the Merger, the Company assumed the following legacy stock options and warrants:

	Shares Underlying Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Legacy BioPharmX options	15,781	$75.27	2.1	$-
Legacy BioPharmX warrants	219,928	$164.09	2.5	$-

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

 As of March 31, 2021, the unrecognized compensation costs related to stock options were approximately $0.2 million, which will be recognized over an estimated weighted-average amortization period of 0.9 years.

Note 8. Commitments and contingencies

Leases

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the initial term is for twenty-four months (24) months expiring on March 10, 2023. The initial base rent is $4,960.50 per month for the first twelve (12) months and $6,514.58 for the remaining twelve (12) months. During the three months ended March 31, 2021, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of March 31, 2021.

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

The components of lease expense were as follows:

Three months ended March 31, 2021
Operating leases:
Operating lease cost	$86,130
Variable lease cost	25,392
Operating lease expense	111,522
Lease income - sub lease	(103,307)
Net rent expense	$8,215

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other information:

Three months ended March 31, 2021
Operating cash flows - operating leases	$83,842
Right-of-use assets obtained in exchange for operating lease liabilities	$1,027,179
Weighted-average remaining lease term – operating leases	2.6
Weighted-average discount rate – operating leases	14.0%

As of March 31, 2021, future minimum payments for the lease are as follows:

Operating
Leases
Year Ended December 31, 2021	$284,206
Year Ended December 31, 2022	406,506
Year Ended December 31, 2023	357,599
Total	1,048,311
Less present value discount	(182,165)
Operating lease liabilities	$866,146

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 9. Related party transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. On February 27, 2019, the Company issued 1,000 founder common units to Patagonia for $10. As of December 31, 2019, Patagonia held 1,000 common units which represented 10% of the total voting units outstanding. During the year ended December 31, 2020, the 1,000 common units were converted to 629,572 shares of the Company’s common stock in connection with its merger with BioPharmX (See Note 1). As of March 31, 2021 and December 31, 2020, Patagonia owns 45 shares of the Company’s common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. The Chief Operating Officer, Executive Vice President and Secretary and the Chief Financial Officer, Treasurer and Executive Vice President of the Company are partners of TardiMed. As of March 31, 2021, TardiMed holds 5,437,517 shares of common stock, which represents 14.8% of the total voting shares outstanding. During the year ended December 31, 2020, TardiMed contributed an additional $0.1 million in exchange for 142,392 preferred units. In connection with the Merger Agreement, these preferred units and dividends have converted into 1,819 shares of Series A preferred stock. The Company reimbursed TardiMed $37,210 and $400,346 for management fees and reimbursed expenses for the period ended March 31, 2021 and December 31, 2020, respectively.

Note 10. Subsequent Events

The Company entered an employment agreement with its new Chief Medical Officer, and in connection with the employment agreement, the Company intends to grant 347,991 options to purchase shares of the Company’s common stock.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 16, 2021, Michael Derby resigned as our Executive Chairman of the Board and as a director. On April 20, 2021, Mr. Koconis, our CEO was appointed as Chairman of the Board and Edward J. Sitar was appointed as Lead Independent Director. Also on April 20, 2021, the Board established the Science and Technology Committee of the Board.

On April 20, 2021, the Board approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 2,056,130 to 4,668,319 and directed that the amendment be submitted to the stockholders for approval at the Company’s 2021 Annual Meeting of Stockholders to be held on June 3, 2021.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our lack of operating history and history of operating losses;

•	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement (as defined below);

•	the dilutive effect of our outstanding convertible securities;

•	our ability to successfully complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agents in different jurisdictions;

•	the impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

•	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;

•	our ability to maintain or protect the validity of our patents and other intellectual property;

•	the volatility of the price of our common stock;
•	our ability to retain key executives;

•	our ability to internally develop new inventions and intellectual property;

•	interpretations of current laws and future laws;

•	acceptance of our products in our industry;

•	the accuracy of our estimates regarding expenses and capital requirements; and

•	our ability to adequately support growth.

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), facial angiofibromas (“FAs”) in tuberous sclerosis complex (“TSC”), and scleroderma. Our lead programs are TMB-001, TMB-002 and TMB-003.

TMB-001, a proprietary topical formulation of isotretinoin, is currently being evaluated in a Phase 2b clinical trial for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption. In 2018, the FDA awarded us the first tranche of a $1.5 million grant in the amount of $500,000 to support clinical trials evaluating TMB-001 through its Orphan Products Grant program. In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively, each in the amount of $500,000.

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

The product in its earliest stage in our pipeline is TMB-003, a proprietary formulation of Sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist. It is currently in preclinical development as a locally applied formulation for the treatment of scleroderma, a rare connective tissue disorder characterized by abnormal thickening of the skin.

In connection with the Merger (as defined below), we acquired the BPX-01 and BPX-04 assets. BPX-01 is a Phase 3 ready topical minocycline for the treatment of inflammatory lesions of acne vulgaris, and BPX-04 is a Phase 3 ready topical minocycline for the treatment of papulopustular rosacea. We are seeking to monetize these assets through a license, co-development, or sale.

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

In connection with the Merger Agreement, on March 27, 2020, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Investors”) pursuant to which, among other things, Timber Sub issued to the Investors shares of Timber units immediately prior to the Merger and BioPharmX issued to the Investors warrants to purchase shares of BioPharmX common stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million (which amount is comprised of (x) a $5 million credit with respect to the Bridge Notes and (y) $20 million in cash from the Investors) (the “Purchase Price”). We issued to the Investors 8,384,764 Series A Warrants to purchase shares of Common Stock (“Series A Warrants”) and 7,042,175 Series B Warrants to purchase shares of Common Stock (“Series B Warrants”). The Series A Warrants have a 5-year term and an exercise price of $2.7953, subject to the number of shares and exercise price being reset based on our stock price after the Merger. The Series A Warrants were initially exercisable into 8,384,764 shares of Common Stock issued to the Investors, subject to certain adjustments. The Series B Warrants have an exercise price per share of $0.001, were exercisable upon issuance and were initially convertible into 7,042,175 shares of Common Stock in the aggregate, subject to the number of shares and exercise price being reset based on our stock price after the Merger.

In addition, pursuant to the terms of the Securities Purchase Agreement, on May 22, 2020 we issued to the Investors warrants to purchase 413,751 shares of Common Stock (the “Bridge Warrants”) which have an exercise price of $2.2362 per share.

On November 19, 2020 the Company entered into a waiver agreement with each of the Warrant holders (each a “Waiver Agreement” and collectively, the “Waiver Agreements”) which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants issued was fixed at 20,178,214 and the warrant exercise price was fixed at $1.16. The aggregate number of Series B Warrants was fixed at 22,766,777. The exercise price of the Series B Warrants remained unchanged.

In addition, certain restrictions contained in the Series A Warrants, Series B Warrants and Securities Purchase Agreement were modified including restrictions on the Company’s ability to issue additional equity securities in connection with a financing and the Company’s ability to complete a fundamental transaction. Subject to certain restrictions detailed in the Waiver Agreements, the Company is now able to complete an equity financing or a fundamental transaction at any time after April 30, 2021.

Further, in connection with the Waiver Agreements the Company agreed to immediately register 11,383,389 shares of common stock issuable upon exercise of the Series B Warrants. The Series A Warrant and Series B Warrant holders have additional demand registration rights as described in the Waiver Agreements. As of March 4, 2021, all Series B Warrants had been exercised in full. As of March 31, 2021, 16,701,824 shares of common stock remain issuable upon exercise of the Series A Warrants.

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, Timber’s operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. Since inception, we have financed our operations with net proceeds totaling a net of $18.9 million through capital contributions.

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2021, our net loss was $1.9 million. As of March 31, 2021, we had an accumulated deficit of $20.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”).

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021 and December 31, 2020.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021 and December 31, 2020.

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

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021 and December 31, 2020.

Recent Developments

Other Announcements

On July 1, 2020, we announced that all 11 sites across the United States and Australia in the Phase 2b CONTROL study evaluating TMB-001 in patients with moderate to severe CI are currently enrolling patients. As of December 31, 2020, all sites participating in a Phase 2b clinical trial evaluating TMB-001 were opened and are currently enrolling patients. On March 15, 2021, we announced that 50% of patients in the Phase 2b clinical trial have been enrolled. We continue to anticipate topline data readout in the third quarter of 2021 for the Phase IIb TMB-001 trial. We are currently evaluating the sample size, including a potential reduction, which would allow to stop enrollment earlier to maintain forward progress towards phase III.

As of April 30, 2021, all sites participating in a Phase 2b clinical trial evaluating TMB-002 were opened and are currently enrolling patients. Site activation and patient enrollment and data collection have been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. We have experienced delays to the completion of recruitment and in the topline data readout for the TMB-002 program and we are currently working with our partners and the sites to better quantify this. The Company is also continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

On April 16, 2021, Michael Derby resigned as our Executive Chairman of the Board and as a director. On April 20, 2021, Mr. Koconis, our CEO was appointed as Chairman of the Board and Edward J. Sitar was appointed as Lead Independent Director. Also on April 20, 2021, the Board established the Science and Technology Committee of the Board.

On April 28, 2021, we announced that the Japanese Patent Office has decided to grant a patent (No. 2018-542677) for our lead asset, TMB-001, our topical pharmaceutical composition of isotretinoin that is currently being evaluated for the treatment of moderate to severe subtypes of CI.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31,		Change $	Change %
	2021	2020

Grant revenues	$40,734	$26,907	$13,827	51%
Research and development	849,518	1,018,231	(168,713)	-17%
Transaction costs	-	1,189,842	(1,189,842)	N/A
Selling, general and administrative	1,065,389	456,794	608,595	133%
Loss from operations	(1,874,173)	(2,637,960)	763,787	-29%
Interest expense	-	(1,102,606)	1,102,606	N/A
Interest income	-	456,775	(456,775)	N/A
Change in fair value of investment in BioPharmX	-	83,560	(83,560)	N/A
Change in fair value of warrant liability	-	(321,051)	321,051	N/A
Gain (loss) on foreign currency exchange	(87)	2,682	(2,769)	-103%
Net loss	(1,874,260)	(3,518,600)	1,644,340	-47%
Cumulative dividends on Series A preferred stock	(35,887)	(34,481)	(1,406)	N/A
Net loss attributable to common stockholders	$(1,910,147)	$(3,553,081)	$1,642,934	-46%

Grant revenue

During the three months ended March 31, 2021 and 2020, we recognized grant revenue of $41,000 and $27,000, respectively. The revenue consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds are available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. A six-month no cost extension was granted to Timber in September 2019 and ended in February 2020. During the course of each year for which the Grant was active, the Company submitted its allowable expenses and is reimbursed up to the maximum amount of each installment.

Operating costs and expenses

Research and development expense

During the three months ended March 31, 2021 and 2020, research and development expenses were $0.8 and $1.0 million respectively. Research and development expenses are primarily related to costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass-through expenses.

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

Transaction Costs

There were no transaction costs for the three months ended March 31, 2021. For the three months ended March 31, 2020, transaction costs were $1.2 million, consisting of legal and professional fees related to our acquisition of BioPharmX.

General and administrative expense

During the three months ended March 31, 2021, general and administrative expense was $1.1 million compared to $0.5 million for the three months ended March 31, 2020. The increase in general and administrative expenses of approximately $0.6 million was due to increased personnel and related costs of $0.5 million due to increased compensation and benefits expense, and other overhead expenses of $0.1 million.

Other income (expense)

During the three months ended March 31, 2021 and 2020, respectively, other expense was zero and $0.9 million. For the three months ended March 31, 2020, other expense primarily consisted of interest expense of $1.1 million related to amortization of the debt discount for our bridge loan and $0.3 million for the change in fair value of our warrant liability, offset by $0.5 million of interest income related to our BioPharmX loan.

Income Taxes

The Company did not record tax expense for the three-month ended March 31, 2021 due to the Company’s loss position and full valuation allowance. The Company did not record tax expense for the three-month ended March 31, 2020 as the Company was a non-taxable flow-through entity for US federal income tax purposes.

Liquidity and Capital Resources

Since inception, Timber has not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At March 31, 2021, we had working capital of approximately $7.5 million, which included cash and cash equivalents of $8.5 million. We reported a net loss of $1.9 million during the three months ended March 31, 2021.

Cash Flows for the Three Months Ended March 31, 2021 and 2020

	Three months ended
	March 31,
	2021	2020
Cash provided by (used in) continuing operations:
Operating activities	$(1,848,640)	$(1,609,152)
Investing activities	-	(1,250,000)
Financing activities	-	3,700,000
Net increase in cash and cash equivalents	$(1,848,640)	$840,848

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $1.8 million, which primarily consisted of our net loss of $1.9 million, adjusted for non-cash expenses of $0.1 million of stock-based compensation expense. The change in assets and liabilities of $0.2 million is primarily due to decreases in prepaid insurance of $0.1 million and a net decrease in accounts payable, accrued expenses and other liabilities of $0.1 million.

For the three months ended March 31, 2020, net cash used in operating activities was $1.6 million, which primarily consisted of our net loss of $3.5 million, adjusted for non-cash expenses of $1.0 million primarily consisting of, $1.0 million of amortization expense related to the Bridge Notes, $0.3 million for the change in fair value of our warrant liability, $0.1 million of accrued interest on the Bridge Notes, $0.1 million of non-cash contributions, offset by $0.4 million for the amortization of our loan discount, and $0.1 million for the change in fair value of our investment in BioPharmX. The change in assets and liabilities of $0.9 million is primarily due to increases in accounts payable of $1.0 million related to transaction costs and a decrease in accrued expenses of $0.2 million.

Investing Activities

For the three months ended March 31, 2021 and 2020, respectively, net cash used in investing activities was zero and approximately $1.3 million for our loan to BioPharmX.

Financing Activities

For the three months ended March 31, 2021 and 2020, respectively, net cash provided by financing activities was zero and approximately $3.7 million, which consisted of net proceeds received from the issuance of our Bridge Notes.

Funding requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our pipeline of programs. Furthermore, following the completion of the Merger, we have been incurring additional costs as a public company. Accordingly, we will need to obtain additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

In addition, on July 17, 2020, we entered into an Amended and Restated Registration Rights Agreement (as amended, the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, we were restricted from various financing activities until August 16, 2022. On November 19, 2020 we entered into Waiver Agreements with the investors revising the restriction date to April 30, 2021.

Further, the Company has a class of Series A Preferred Stock which is currently subject to redemption at any time in whole or in part at the request of the holder, TardiMed. The redemption price is equal to approximately $1.9 million in the aggregate, including accumulated and unpaid dividends which accrue at the rate of 8% per annum. Redemption is subject to certain limitations under Delaware law, so that our ability to pay the redemption price to TardiMed is and may be limited.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of March 31, 2021 are sufficient only to satisfy our operating cash needs through the third quarter of 2021.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

• our ability to raise additional funds to finance its operations, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

• the dilutive effect of our outstanding securities;

• the impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

• the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our Phase 2b clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as our ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;

• the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

• the emergence and effect of competing or complementary products;

• our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

• the cost and timing of completion of commercial-scale manufacturing activities;

• the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own;

• the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;

• the volatility of the price of our common stock;

• acceptance of our products in our industry;

• the accuracy of our estimates regarding expenses and capital requirements;

• our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and

• the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financials statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and adjustments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compare to the critical accounting policies and estimates described in our latest Annual report Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as set forth below.

The market price of our common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:

•	“short squeezes”;
•	comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•	large stockholders exiting their position in our common stock or an increase or decrease in the short interest in our common stock;
•	actual or anticipated fluctuations in our financial and operating results;
•	risks and uncertainties associated with the ongoing COVID-19 pandemic;
•	the timing and allocations of new product candidates;
•	public perception of our product candidates and competitive products; and
•	overall general market fluctuations.

Stock markets in general and our stock price in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. Our common stock has recently experienced extreme volatility in price and trading volume. For example, on March 4, 2021 and March 11, 2021, the closing price of our common stock on the NYSE American was $1.66 and $3.55, respectively, and daily trading volume on these days was approximately 3.5 million and 148 million shares, respectively. During this period, there were no recent changes in our financial condition or results of operations that were consistent with the change in our stock price. In particular, a proportion of our common stock has been and may continue to be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply could lead to extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze could lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospectus and, once investors purchase the shares of our common stock necessary to cover their short positions, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

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

Our management team has expertise in many different aspects of drug development and commercialization. However, we will need to hire additional personnel as we further develop our drug candidates. Competition for skilled personnel in the pharmaceutical industry is intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. Despite our efforts to retain valuable employees, members of its management, scientific and medical teams may terminate their employment with us on short notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. We believe that our current management structure is sufficient for purposes of the business with John Koconis’ appointment to the position of Chairman of the Board upon Michael Derby’s resignation as Executive Chairman of the Board on April 16, 2021.

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

We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on its current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, leading to delays in our development timelines. For example, due to the COVID-19 pandemic, we have experienced delays to the completion of recruitment and in the topline data readout for the TMB-002 program and we are currently working with our partners and the sites regarding the extent of such delays. Further, we may face additional difficulties. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials due to the existing alternative treatments approved for the treatment of any of our targeted indications, such as topical corticosteroids or topical steroid-free therapies for atopic dermatitis or psoriasis, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, and our ability to successfully complete prerequisite studies before enrolling certain patient populations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not issued any unregistered securities. We have not furnished information under this item as such information previously has been included in our Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Lease Agreement, dated March 10, 2021, by and between Timber Pharmaceuticals, Inc. and SIG 110 LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 16, 2021).

10.2	Offer Letter, dated January 19, 2021, between Alan Mendelsohn, M.D. and Timber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2021).

31.1	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2021.

31.2	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2021.

32.1	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2021.

32.2	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 11, 2021.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

# Management Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.
(Registrant)

Date: May 11, 2021	By:	/s/ John Koconis
John Koconis
Chief Executive Officer
(Principal Executive Officer)