Form 10-K/A
period 2020-12-31
Timber Pharmaceuticals, Inc.
filed 2021-05-17
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(908) 636-2033

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) hereby amends the Annual Report on Form 10-K of Timber Pharmaceuticals, Inc., a Delaware corporation (the “Company,” “we” or “our”), for the fiscal year ended December 31, 2020 (the “Original Filing”), filed on March 23, 2021 with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report replaces Item 1 to the Original Filing regarding the Company’s business.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications (the “Certifications”) from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of SEC Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other amendments are being made to the Amended Annual Report. This Amendment No. 1 does not reflect events occurring after the March 23, 2021 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.

Part I

Item 1. Business.

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

TMB-001

TMB-001, a patented topical formulation of isotretinoin, is currently being evaluated in a Phase 2b clinical trial for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption. In 2018, through its Orphan Products Grant program, the FDA awarded us the first tranche of a $1.5 million grant in the amount of $500,000 to support clinical trials evaluating TMB-001. In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively, each in the amount of $500,000.

There are currently no FDA approved treatments for CI; however, oral isotretinoin is commonly used off label. Isotretinoin was first approved in the United States by the FDA as ACCUTANE® and was formulated as an oral product to treat severe recalcitrant nodular acne. No topical forms of isotretinoin have ever been approved in the US. Although oral isotretinoin is used off label for patients with CI, common and potentially serious systemic side effects limit its utility as a chronic treatment. We believe a topical isotretinoin could potentially provide benefit to patients with CI without the systemic side effects. These systemic side effects of oral isotretinoin can include teratogenicity, pancreatitis, elevations of serum triglycerides, psychiatric disorders, and skeletal hyperostosis, among others. In a proof of concept Phase 2 clinical trial, TMB-001 was found to be well tolerated and demonstrated evidence of an efficacy signal supported by improvement in the Investigator’s Global Assessment (“IGA”) scale and CI signs/symptoms at the end of Parts 1 and 2 of the Phase 2 trial. A favorable efficacy signal was further supported in Part 2 of the study where an overall IGA improvement was observable in about half of the subjects initially treated with vehicle after receiving 4 weeks of treatment with TMB-001 ointment.

Given the positive outcome from the Phase 2a study, a Phase 2b dose ranging study for TMB-001 was commenced in the fourth quarter of 2019. On July 1, 2020, we announced that all 11 sites across the United States and Australia in the Phase 2b CONTROL study evaluating TMB-001 in patients with moderate to severe CI were enrolling patients. As of December 31, 2020, all sites participating in a Phase 2b clinical trial evaluating TMB-001 were opened and enrolling patients. On March 15, 2021, we announced that 50% of patients in the Phase 2b clinical trial have been enrolled. We continue to anticipate topline data readout in the third quarter of 2021 for the Phase IIb TMB-001 trial. We are currently evaluating the sample size, including a potential reduction, in order to maintain forward progress towards phase III.

On December 15, 2020, we announced that we had received a notice of allowance from the USPTO for a Company patent application covering TMB-001 (U.S. Patent Application No.: 15/772,456) and the application subsequently issued on February 10, 2021 as US 10,933,018.

On April 28, 2021, we announced that the Japanese Patent Office had decided to grant a patent (No. 2018-542677) for TMB-001.

TMB-002

TMB-002, a proprietary topical formulation of rapamycin, is currently being evaluated in a Phase 2b clinical trial for the treatment of FAs in TSC, a multisystem genetic disorder resulting in the growth of hamartomas in multiple organs. TSC results from dysregulation in the mTOR pathway, and as a topical mTOR inhibitor, TMB-002 may address FAs in TSC without the level of systemic absorption of an oral agent. According to the Tuberous Sclerosis Alliance, one in 6,000 babies are born with TSC and nearly one million people are estimated to have TSC globally (approximately 50,000 in the U.S.). Common symptoms of TSC include skin lesions, cerebral pathology, seizures, renal pathology and retinal hamartomas. We believe there is a need for a simple, non-invasive treatment option of FAs. Pharmacologic treatment options include oral rapamycin (also known as sirolimus) for the treatment of renal and neurological manifestations of TSC and has been a treatment option for FAs as well, although the systemic side effects of oral rapamycin have limited its utility in the treatment of FAs.

Preclinical studies of TMB-002 have demonstrated a positive toxicity profile. We initiated a large Phase 2b dose response study, evaluating the dose-dependent efficacy of TMB-002 in the treatment of FAs associated with TSC compared with vehicle.

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

On March 17, 2021, we announced that AFT Pharmaceuticals Limited (“AFT”), one of our development partners, entered into a license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of FAs associated with TSC in Europe. Pursuant to the AFT Licensing and Development Agreement, we are entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia for licensing rights to TMB-002. The current transaction with Desitin is included in the scope of this provision.

TMB-003

The product in its earliest stage in our pipeline is TMB-003, a proprietary formulation of Sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist. It is currently in preclinical development as a locally applied formulation for the treatment of scleroderma, a rare connective tissue disorder characterized by abnormal thickening of the skin.

Scleroderma is a chronic connective tissue disease that is generally classified as one of the autoimmune rheumatic diseases. There are two major classifications of scleroderma: Localized Scleroderma and Systemic Sclerosis. While both types of scleroderma will have cutaneous symptoms, systemic sclerosis will affect other organ systems too. Localized Scleroderma manifests as an excess production of collagen resulting in a thickening of the skin and connective tissue affecting approximately 90,000 people in the U.S. and an estimated two million globally, according to the Scleroderma Foundation.

One of the most commonly visible symptoms of the disease is hardening of the skin and symptoms can vary from patient-to-patient, ranging from very mild to very severe and can affect mobility, impair growth of limbs, and cause severe disfigurement. The severity will depend on which part, or parts, of the body is affected and to what extent. If not treated timely and properly, a mild case can become more serious. Localized Scleroderma is more common in children and can be considered a pediatric condition. Currently, there are no approved treatments for the cutaneous symptoms of either type of scleroderma.

Sitaxsentan is a highly selective ET-A receptor antagonist that was originally developed as an oral tablet for treating Pulmonary Arterial Hypertension (“PAH”). Sitaxsentan gained regulatory approval in Europe, Canada, and Australia but was voluntarily withdrawn from the market within five years based on emerging safety concerns, particularly those associated with liver toxicity. Consequently, Sitaxsentan never gained FDA approval in the U.S. We expect such safety concerns can be greatly mitigated through our approach and formulation efforts of pursuing TMB-003 as a localized treatment.

In a series of preclinical studies, Sitaxsentan was shown to significantly reduce fibroblast migration, induce apoptosis, and reduce the amount of collagen produced in TGF-b1 induced human dermal fibroblasts. Further, Sitaxsentan was shown to be significantly better than bosentan, a non-selective endothelin receptor antagonist, in all of the above measures. These results suggest that TMB-003 may have the potential to effectively treat scleroderma.

On January 12, 2021, we announced that the FDA has granted orphan drug designation for TMB-003 for the treatment of systemic sclerosis.

BPX-01 and BPX-04

In connection with the merger with BioPharmX Corporation on May 18, 2020, we acquired the BPX-01 and BPX-04 assets. BPX-01 is a Phase 3 ready topical minocycline for the treatment of inflammatory lesions of acne vulgaris, and BPX-04 is a Phase 3 ready topical minocycline for the treatment of papulopustular rosacea. We are seeking to monetize these assets through a license, co-development, or sale. On September 15, 2020, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) for a Company patent application covering BPX-01 and BPX-04 (U.S. Patent Application No.: 16/514,459) and the application subsequently issued on January 5, 2021 as US 10,881,672.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC

On February 28, 2019, we acquired from Patagonia Pharmaceuticals LLC (“Patagonia”) the intellectual property rights for TMB-001 (the “TMB-001 Acquisition”), our topical formulation of isotretinoin for the treatment of CI. Zachary Rome, our Executive Vice President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

On June 26, 2019, we acquired from Patagonia the intellectual property rights for TMB-003, our locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

Acquisition of License from AFT Pharmaceuticals Limited

On July 5, 2019, we entered into a license agreement with AFT that provides us with (1) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize Pascomer in the United States, Canada and Mexico and (2) a co-exclusive license to develop Pascomer in this territory. Concurrently, we granted to AFT an exclusive license to commercialize Pascomer outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions related to the development and commercialization of Pascomer. The Company and AFT each have the right to appoint two members of the joint steering committee. The committee is currently comprised of three members. We have final decision-making authority on all matters relating to the commercialization of Pascomer in the specified territory and on all matters related to the development (and regulatory approval) of Pascomer, with certain exceptions.

The development of Pascomer is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of Pascomer in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We are responsible for all expenses incurred by AFT during the term of the AFT License Agreement inside of the specified territory and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We are also entitled to receive a significant percentage of the royalties and milestones from any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.

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

Background of Topical Isotretinoin (TMB-001)

We are developing a treatment for CI with our product TMB-001, a topical isotretinoin ointment. CI is a large, heterogeneous family of inherited skin disorders of cornification resulting from an abnormality of skin keratinization. The main features of the disorder are scaling and often thickening of the skin.

TMB-001 leverages Timber’s proprietary IPEG™ delivery system. This technology was developed to topically deliver active pharmaceutical ingredients for which a precise cutaneous distribution is essential. The IPEG platform utilizes specific ratios of different molecular weight polyethylene glycols to target specific dermal delivery profiles. TMB-001 was designed to maximize delivery of isotretinoin into the pathologic layers of skin while minimizing any systemic absorption.

Completed Phase 2a Multicenter, POC Study

The pilot Phase 2a multicenter, proof-of-concept study of topically applied 0.1% and 0.2% isotretinoin ointment, or TMB-001, in 19 subjects 12 years and older with CI of either the ARCI-LI or XRI subtypes was completed in 2018. Of the 19 subjects enrolled, 10 were randomized at baseline to the TMB-001, 0.1% Treatment Group, and 9 were randomized to TMB-001, 0.2%. In total, 12 subjects (12/19, 63.2%) completed the study and 7 subjects (7/19, 36.8%) discontinued early. Subjects who did not complete the study discontinued due to an adverse event, lost to follow-up, or withdrawal by the subject.

The primary objective of the Phase 2a study was to assess the safety and tolerability of topical TMB-001. Safety was assessed based on the incidence (severity and causality) of any local and systemic adverse events (AEs); number of subjects with presence (and severity) of each individual local skin reaction (LSR): stinging/burning, pain, and pruritus, collected at each time point for each Treatment Area; vital signs at Days 29, 57, and 84; and clinical laboratory tests (hematology, chemistry, and urinalysis) at Days 29, 57, and 84. 28 treatment-emergent adverse events (“TEAEs”) were reported in 14 (out of 19) subjects (seven out of ten for TMB-001 0.1% and 7/9 for TMB-001 0.2%). The most common TEAEs were in the General disorders and Administration Site Conditions System Organ Class (four out of ten for TMB-001 0.1% and three out of nine for TMB-001 0.2%), namely application site pruritus, application site irritation, and application site dermatitis. The majority of TEAEs were mild and deemed not related to test article in both groups. Of the 8 subjects with TEAEs that were possibly, probably, or definitely related to treatment (e.g., application site rash, application site irritation, dermatitis contact, application site dermatitis, application site pruritus, application site folliculitis, application site pain), all had interruptions or withdrawal of the study drug. Overall, the majority of burning/stinging, pain, and pruritus local skin reactions (“LSRs”) was mild or moderate for both Treatment Areas in the 0.1% and 0.2% groups with somewhat greater directional severity in the 0.2% group. In Part 1 for both treatment groups, there was a modest increase over time in LSRs in the Treatment Area that received Active compared with the Treatment Area that received vehicle, particularly for pruritus. In Part 2, subjects who continued to apply active test article did not generally have increased LSRs, however, there was a modest increase in the proportion of subjects that received vehicle in Part 1 who reported pruritus at Day 84 in both treatment groups. Reports of severe LSRs were low, but slightly higher in the areas that were treated with Active for 12 weeks. Pruritus was the most commonly reported LSR at Baseline and post-Baseline visits. In the 0.2% group, one subject had a serious adverse event (“SAE”), namely severe mental status change and 2 TEAEs (moderate gastroenteritis norovirus and moderate Clostridium difficile colitis) that led to study discontinuation, but recovered/resolved by end of study and the adverse events were all deemed not related to test article. There were no clinically significant changes from Baseline in laboratory test results and vital signs to end of study (“EOS”) laboratory test results and vital signs, save for the one subject who discontinued due to an SAE (deemed unrelated to test article; mental status change due to acute encephalopathy, most likely secondary to the side effects of multiple medications with sedative side effects) and had an increase in blood triglycerides that were deemed clinically significant at the end of the study.

The secondary objective of the study was to explore evidence of a potential efficacy signal of the active test article compared to vehicle and to explore the plasma levels of isotretinoin and tretinoin from topically applied TMB-001 with comparison to background systemic retinoid levels pre- and post-treatment. Efficacy endpoints were assessed using the IGA scale where the overall severity was assessed using a 5-point IGA scale where 0 was clear, 1 was almost clear, 2 was mild, 3 was moderate, and 4 was severe and individual clinical signs and symptoms where the overall severity of erythema, scaling, fissuring, and papulation/lichenification was graded using a 5-point scale where 0 was clear, 1 was almost clear, 2 was mild, 3 was moderate, and 4 was severe.

The below graph represents the primary measures of the change in IGA and scaling relative to baseline at Day 57 for the 0.1% concentration.

A favorable efficacy signal was further supported in Part 2 of the study where overall IGA and scaling improvement was observable in about half of the subjects initially treated with vehicle after receiving 4 weeks of treatment with TMB-001 Ointment. For the majority of subjects in both treatment groups, the active arms maintained the same IGA score at Day 84 as was observed at Day 57.

Plasma concentrations of isotretinoin and tretinoin indicated that systemic exposure was minimal within the four hours following initial application. Trough concentrations measured on Days 8, 29, 57 and 84 approximately 12 hours following the preceding dose indicated that systemic concentrations of isotretinoin and tretinoin were within range of the endogenous levels measured at Baseline prior to the first application.

Completed Pre-Clinical Study

Dermal pharmacokinetic/toxicokinetic (“PK/TK”) and dermal toxicity studies for TMB-001 have been completed. The initial preclinical studies were completed with a slightly different formulation, PATP03 AN. However, following these studies, the formulation was modified and formulation PATPO3 ANR was selected for further clinical development. The permeability potential of these 2 formulations of TMB-001 Ointment, 0.2% (PATPO3 AN [prior formulation] and PATPO3 ANR [clinical formulation]) was assessed in an in vitro Franz cell assay using skin from a single volunteer and showed no significant differences in many parameters. To date, all nonclinical studies have been conducted using the PATPO3 AN formulation. The differences between PATPO3 AN and PATP03 ANR are minor and, predominantly, include the removal of ethanol and water and an adjustment of average PEG molecular weight in the clinical formulation. These changes do not represent a safety concern as the safety of high molecular weight PEGs, including those used in the clinical formulation, is well established. A series of nonclinical studies have been conducted using TMB-001 Ointment with concentrations ranging from 0.025% to 0.2% to support later stages of development (e.g., Phase 3 clinical studies) and an eventual New Drug Application. Information on all aspects of the pharmacological activity of isotretinoin is available in published literature. The PK of isotretinoin following systemic administration have been well characterized. Absorption tends to be fairly rapid with high distribution to the liver. Transplacental distribution of isotretinoin has been established in all nonclinical species.

The repeat-dose toxicity and local tolerance of TMB-001 Ointment have been evaluated in minipigs, bovine cornea, guinea pigs, and rabbits using formulation PATPO3 AN. Topical application of the formulated product (ranging from 0.05% to 0.2%) in minipigs for 90 days produced changes at the site of application only including irritation and microscopic alterations. The severity increased with increasing concentration. These types of dermal changes are consistent with those observed in patients administered a topical formulation of isotretinoin. TMB-001 Ointment did not produce serious eye damage, sensitization in guinea pigs, or phototoxicity in rabbits. As noted previously, the formulation used in the toxicity studies (PATPO3 AN) is different than the one selected for clinical development (PATPO3 ANR). The toxicity profile of isotretinoin administered via oral or other systemic routes of dosing is well characterized. Of particular concern from a safety perspective is its teratogenicity. It is important to differentiate the toxicity of isotretinoin observed following systemic (oral) dosing with that noted following topical administration. The pre-clinical data demonstrates that the low exposures to isotretinoin achieved with TMB-001 Ointment correlate with no adverse systemic effects. In comparison, the toxicity reported in the literature following oral administration, including teratogenicity, is associated with markedly higher exposures. Overall, there are no new or unique toxicities observed in animals treated with TMB-001 Ointment, 0.2%. The observations are consistent with the effects of isotretinoin.

Ongoing Phase 2b Study Design

Timber initiated a Phase 2b randomized, parallel, double-blind, vehicle-controlled study in December 2019. The purpose of this study is to investigate the efficacy and safety of two concentrations of topically applied TMB-001 in subjects nine years of age and older. Patients will have clinical diagnosis of CI and a genetic confirmation of either ARCI-LI (e.g., transglutaminase 1-deficient) or RXLI (e.g., deletion of steroid sulfatase gene) subtypes of CI. Patients will have, at baseline, an affected body surface area between a minimum of 10% and maximum of 90% that will be treated.

The study plans to enroll up to 45 eligible patients that will be randomized (1 : 1 : 1) to one of three treatment groups; (1) TMB-001, 0.1%, bid,(2) TMB-001, 0.05%, bid or (3) a vehicle control ointment, bid. Approximately 10 study centers in the U.S. and Australia are expected to participate in this global study. The duration of treatment will be 12 weeks. Each subject will participate in the study for up to 24 weeks (including up to a 90-day Screening period).

In order to generate high quality data that will allow the appropriate Phase 3 dose selection in the ongoing Phase 2b dose ranging study, Timber is working with leading experts in the field. Timber plans to analyze the primary endpoint using a validated tool called the Visual Index of Ichthyosis Severity (“VIIS”) that has been shared with the FDA. Common tools used to measure CI severity have either not been validated or if validated have used a very limited number of subjects and few expert graders.

However, the VIIS is a tool validated and published by Yale researchers for scaling and erythema. It provides detailed written descriptions for both features based on the level of severity, visual standards for 4 body sites (upper back, upper arm, lower leg/shin, and dorsal foot) in CI patients, with two distinct standards that account for different types of scale. Based on the high concordance between expert graders for the scaling score during the VIIS validation process, the primary efficacy endpoint for the proposed Phase 2b study is the change in VIIS scaling score relative to Baseline. The proportion of subjects with treatment success (VIIS-50) is defined as a 50% or greater decrease in the VIIS scaling score relative to baseline at the end of study calculated in patients that have a baseline score of 3 or higher. These patients represent moderate to severe disease phenotype.

Given the FDA’s historical interest in IGA, and in agreement with FDA, Timber will also use IGA as key secondary endpoint to determine overall diseases severity at baseline, throughout the study and at the end of study visit. IGA scores, dichotomized to “treatment success” or “treatment failure” where “treatment success” is defined as at least a 2-grade decrease in severity score relative to baseline at the end of study. The key characteristics of the study that Timber designed includes measuring the efficacy of TMB-001 on two scales, the VIIS and the IGA. The VIIS will assess improvements in well-defined, affected areas to allow unambiguous dose selection for the pivotal Phase 3 trial(s) and the IGA will provide a broader perspective of the disease severity and therapeutic response. The VIIS areas are included in IGA assessment so that concordance between the two end points will result in further validation of VIIS to be used uniquely in Phase 3 with the added knowledge of its fidelity and reproducibility, if successful.

Another key aspect of the Phase 2b study is that emollients and keratolytics are not allowed in the VIIS area, or any other area where the subject is applying the study drug. This can be accomplished because TMB-001 has demonstrated good skin occlusion, hydration and lubrication so that patients will not find the need to use other emollients in the treated areas during the study. This is important as the use of these agents can confound the results.

In addition, Timber intends to generate some additional preliminary data to assess the impact of TMB-001 treatment on quality of life of CI patients and generate preliminary data to support clinical meaningfulness of TMB-001 in the lives of CI patients. To that end, an age appropriate Dermatology Quality of Life Index (“DLQI”), which is a dermatology-specific Quality of Life instrument will be used. Itch is a prominent feature in CI patients, so additionally pruritus will be assessed with a self-administered Patient Reported Outcome questionnaire using the I-NRS at various visits.

Background of Topical Rapamycin (TMB-002 / Pascomer)

We are developing a treatment for FAs with our product TMB-002, a topical rapamycin cream. TSC is a rare autosomal dominant inherited neurocutaneous disorder that causes tumors to form in many different organs, usually observed in the brain, eyes, heart, kidney, skin and lungs.

Ongoing Phase 2b Study

A Phase 2b dose-ranging study evaluating the safety and efficacy of 0.5% and 1.0% TMB-002 (Pascomer) in FAs associated with TSC is currently underway. This Phase 2 multi-center, double-blind, placebo-controlled, randomized, parallel-group study is a dose-response comparison of the efficacy and safety of TMB-002 in male and female patients aged between six years and 65 years.

Eligible patients are diagnosed with TSC based on the clinical diagnostic criteria of the International Tuberous Sclerosis Complex Consensus Conference 2012 and presenting visible FA, with a FA severity score of 2 or 3 on the IGA.

The efficacy and safety assessments are being made at clinical visits, at baseline, through 26 weeks, and at 4 weeks after the last dose of study drug. The primary endpoint of the study is the percentage of patients successfully treated based on investigator blinded assessment using the IGA scale after 26 weeks of treatment. The study includes secondary endpoints of: time from the first dose to IGA success; change in IGA from baseline; change in the Facial Angiofibroma Severity Index (FASI) from baseline; percentage improvement in FA, as assessed by the participant or parent/caregiver; percentage improvement in FA, as assessed by the clinician and change in FA on a 5-point scale, as assessed by the participant or parent/caregiver.

The time-to-treatment success will be determined using Kaplan-Meier analyses and compared between each dose group and vehicle. Also, the secondary endpoints will assess change from baseline in IGA after 26 weeks of treatment and change from baseline in FA severity index (FASI) after 26 weeks of treatment.

To understand the patients’ or caregiver’s perception of a therapeutic response, a patient or parent/caregiver’s improvement rating assessment from the first visit after the 26 weeks treatment will be determined.

The study is expected to generate data that will enable us to make appropriate dose selection for our Phase 3 studies.

Completed Studies

Since this product development program started, Timber’s partner, AFT, has sponsored two in vitro studies and two animal studies. The results of these studies indicate that topical rapamycin cream has an efficient skin absorption and penetrability profile and does not result in irritation upon ocular contact and is not a “contact sensitizer”. The long-term toxicity pre-clinical study found that rapamycin creams at concentrations of 0.1%, 1%, and 5% were well tolerated in minipigs and the no-observed-adverse-effect-level (“NOAEL”) was 5%. Mean blood concentrations generally increased with daily application, with increasing cream concentrations but the increases were not consistently dose proportional. The lower strength topical rapamycin formulations (1.0% and 0.5%) are being investigated in the ongoing Phase 2b clinical trial.

Competitive Landscape

Due to the absence of an FDA approved topical rapamycin, drug products containing the molecule is currently being compounded. Pharmacy compounding involves the preparation of customized medications for individual patients with specialized medical needs. Compounded drugs are not generally commercially available and with some exceptions cannot be made until an individual prescription is written. The regulatory oversight of pharmacy compounding is significantly less rigorous than that required for FDA-approved drugs; as such, compounded drugs may pose additional risks to patients. FDA-approved drugs are made and tested in accordance with good manufacturing practice regulations (GMPs), which are federal regulations that govern the production and testing of pharmaceutical products. In contrast, compounded drugs are exempt from GMPs, and testing to assess product quality is inconsistent. Unlike FDA-approved drugs, pharmacy-compounded products are not clinically evaluated for safety or efficacy. There are numerous studies that have demonstrated that compounded formulations can suffer from issues related to quality, potency and content uniformity. The cost of compounded rapamycin can also prove prohibitive for some patients.

There are at least two additional topical rapamycin products in development:

Nobelpharma has a topical rapamycin formulation that is approved solely in Japan at a lower strength (0.2%). This product has 12 months of stability at refrigerated conditions and would potentially require significant additional clinical work in Western populations to gain approval in U.S. and Europe.

Aucta Pharma is running a smaller Phase 2 study with a topical rapamycin product. Management believes that TMB-002 is further along in the development process.

Background of Locally Applied Sitaxsentan (TMB-003)

We are developing a treatment for scleroderma with our product TMB-003, locally applied Sitaxsentan. Scleroderma is a chronic connective tissue disease that is generally classified as one of the autoimmune rheumatic diseases.

In-Vitro, Pre-Clinical Studies

Investigative studies of the effects of endothelin receptor selectivity on cutaneous fibrosis and pigmentation were completed in January 2018. Sitaxsentan is a highly selective (6,500:1) endothelin-A (“ET-A”) receptor antagonist developed for systemic use but never as a topical agent. Bosentan is a dual endothelin-A / endothelin-B (“ET-B” and together with ET-A, “ET-A/ ET-B”) receptor antagonist developed and available for systemic use but not as a topical agent.

The endothelins, ET-1, ET-2 and ET-3, are a group of peptides that act on two distinct receptor subtypes, ET-A and ET-B. Of these three peptides, ET-1 has been the most studied. ET-1 stimulates cardiac contraction and the growth of cardiac muscle cells, regulates the release of substances that affect the blood vessels, stimulates smooth muscle cell division, and may control inflammatory responses by stimulating the production of pro-inflammatory cytokines.

In a series of studies, Sitaxsentan was found to have a significant effect on several important mechanisms of cutaneous fibrosis including its ability to reduce fibroblast migration, induce apoptosis, and reduce the amount of collagen produced. Further, Sitaxsentan outperformed Bosentan in several important mechanisms of cutaneous fibrosis. This is notable in the reduction of the amount of collagen produced in induced cells which can be compared back to un-induced controls. This suggests an inhibition in the development of a pro-fibrotic phenotype. Furthermore, enhanced apoptosis in a pro-fibrotic environment is likely beneficial, as resistance to apoptosis has been reported to be a characteristic of scleroderma fibroblasts. The results suggest that both drugs increase apoptosis compared to the control, whereby Sitaxsentan is more effective than Bosentan in stimulating apoptosis and the clearance of fibrosis-inducing cells. In both scratch assays, Sitaxsentan was superior to Bosentan in preventing closure of the scratch, suggesting that hypermotility and proliferation, characteristic of scleroderma fibroblasts, could be reduced. Sitaxsentan was also found to decrease the production of melanin, suggesting that it could be useful in treating hyperpigmentation. The effect of Sitaxsentan in in these studies suggest it could be a useful agent in addressing conditions of cutaneous fibrosis and hyperpigmentation through a selective targeting of the Endothelin-A receptors.

Intellectual Property and Market Protection

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for product candidates and any of our future product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, orphan drug exclusivity and potential in-licensing opportunities to develop and maintain our proprietary position.

As of December 31, 2020, we own or have licensed rights to at least 19 patents or patent applications, including at least 4 U.S. patent applications, and at least 15 international patent applications. All of our current patent applications related to our product candidates currently in development are projected to expire between 2031 and 2038, subject to any PTE that might be available in a particular jurisdiction.

TMB-001	TMB-002	TMB-003

•     WO 2017/074982 A1 – Isotretinoin Formulations and Uses and Methods Thereof

•     Claims were allowed in the USA

•     Pending applications in Australia, Canada, China, Japan, EPO, Mexico, South Korea, and USA

•     U.S. Divisional Application No. 16/875,710 was filed in 2020

•     Protection through at least 2035

•     Freedom to Operate (FTO) complete

•     Expansion planned around dosing, PK, and other methods of use

•     AUS 2020277132 – formulation application licensed from AFT, with expansion planned around other methods of use

•     Will be converted to PCT and pursued in key countries

•     Priority date of November 2020

•     FTO complete

•     WO 2019/173215 A1 – Compositions and methods for treating cutaneous fibrosis

o Pending in Australia, Brazil, Canada, China, EPO, Israel, Japan, Korea, and the USA

o Priority date of March 2018

•     WO 2019/173219 – Compositions and methods for treating pigmentation disorders

o Pending in the USA

o Priority date of March 2018

•     Landscape search complete

•     Expansion planned around dosing, PK, and other methods of use

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our products or product candidates.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the USPTO in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products, such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and marketing approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulations

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the drug development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves:

•	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	Submission to the FDA of an IND , which must become effective before human clinical trials may begin;

•	Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	Performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication

•	Submission to the FDA of an NDA;

•	Satisfactory completion of an FDA advisory committee review, if applicable;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;

•	Payment of user fees; and

•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND automatically becomes effective and a clinical trial proposed in the IND may begin 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the safety and efficacy of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted, at least annually, to the FDA, and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements, or if the drug has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Orphan Drug Pathway

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product in the United States. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication that could be used “off-label” by physicians in the orphan indication, even though the competitor’s product is not approved in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same product, as defined by the FDA, for the same indication we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited Review and Approval

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the approval application for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the approval application.

In addition, under the provisions FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than an irreversible effect on morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a product receiving accelerated approval to perform post-marketing trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has sixty days from receipt to make a decision as to whether the application has been accepted for filing.

In addition, under the Pediatric Research Equity Act of 2003 as amended and reauthored, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP requirements.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Competition

We are aware of several companies that are working to develop drugs that would compete against our product candidates, such as Mayne Pharma Group Limited, which is developing trifarotene for lamellar ichthyosis, Krystal Biotech, Inc., which is developing KB105 for transglutaminase-1 deficient autosomal recessive CI, and Nobelpharma Co., Ltd. and Aucta Pharmaceuticals, Inc., which are developing topical rapamycin for FAs in TSC.

Employees

As of December 31, 2020, we had six employees, including three full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

3. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated January 28, 2020 among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc., and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020). **

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 24, 2020, among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc. and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A filed with the SEC on March 30, 2020).

2.3	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated April 27, 2020, among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc. and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 4.01 to our Registration Statement on Form S-8 (File No. 333-201708), filed with the SEC on January 26, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on April 21, 2017).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on April 26, 2019).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on May 22, 2020).

3.5	Certificate of Amendment to Certificate of Incorporation, (incorporated by reference to the Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on May 22, 2020).

3.6	Amended and Restated Bylaws of BioPharmX Corporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on April 26, 2019).

3.7	Certificate of Elimination of Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 18, 2016).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A (File No. 333-214116), filed with the SEC on November 18, 2016).

3.9	Certificate of Elimination of Certificate of Designation of Preferences and Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 9, 2018).

3.10	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-4/A (File No. 333- 236526), filed with the SEC on March 30, 2020).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-8 (File No. 333-239216), filed with the SEC on June 16, 2020).

4.2	Amended and Restated Registration Rights Agreement, dated July 17, 2020, by and between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) and the investors named therein (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 001-37411), filed with the SEC on August 18, 2020).

4.3	Form of Series A Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on June 3, 2020).

4.4	Form of Series B Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on June 3, 2020).

4.5	Form of Bridge Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-4/A (File No. 333-236526), filed with the SEC on March 30, 2020).

4.6	Description of Capital Stock.*

10.1	Lease Agreement entered into on October 30, 2018 between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX, Inc.) and The Irvine Company LLC (incorporated by reference to Exhibit 10.1 to our Current Report (File No. 000-37411), filed with the SEC on October 31, 2018)#.

10.2	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K (File No. 000-54871), filed with the SEC on January 27, 2017).#

10.3	Form of 2014 Equity Incentive Plan award agreement (incorporated by reference to Exhibit 4.05 to our Registration Statement on Form S-8 (File No. 333-201708), filed with the SEC on January 27,2014).#

10.4	2016 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-227262), filed with the SEC on September 10, 2018).#

10.5	Form of Stock Option Agreement (incorporated by reference to Exhibit 4.05 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.6	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.06 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.7	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 4.07 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.08 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016)#.

10.9	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.09 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-203317), filed with the SEC on May 14, 2015).

10.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on September 27, 2016).

10.12	Bridge Loan Credit Agreement, dated January 28, 2020, between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).

10.13	Note, dated January 28, 2020, made by Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) in favor of Timber Pharmaceuticals LLC (incorporated by reference to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).

10.14	Form of Stockholder Support Agreement (incorporated by reference to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).

10.15	Form of Exchange Agreement, dated January 28, 2020, between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) and certain investors (incorporated by reference to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).

10.16	Sublease Agreement, dated as of February 14, 2020, by and between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) and Full Cycle Bioplastics, Inc. (incorporated by reference to our Current Report on Form 8-K (File No. 001-37411), filed on February 18, 2020).

10.17	Securities Purchase Agreement, dated March 27, 2020, by and among Timber, BioPharmX, and certain investors party thereto (incorporated by reference to Exhibit 10.33 of our Registration Statement on Form S-4/A (File No. 333-236526), filed with the SEC on March 30, 2020.

10.18	Offer Letter, dated June 20, 2019, by and between John Koconis and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.28 of our Registration Statement on Form S-4 (File No. 333-256526), filed with the SEC on February 20, 2020).#

10.19	Offer Letter, dated March 31, 2020, by and between Zachary Rome and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on May 22, 2020).#

10.20	Offer Letter, dated March 31, 2020, by and between Michael Derby and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on May 22, 2020).#

10.21	Offer Letter, dated March 31, 2020, by and between Joseph Lucchese and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on May 22, 2020).#

10.22	Asset Acquisition Agreement, dated February 28, 2019, by and among Timber Pharmaceuticals LLC, Patagonia Pharmaceuticals LLC, Johnathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).

10.23	Asset Acquisition Agreement, dated June 26, 2019, by and among Timber Pharmaceuticals LLC, Patagonia Pharmaceuticals LLC, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).**

10.24	License Agreement, dated July 5, 2019, by and between AFT Pharmaceuticals Limited and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.30 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).***

10.25	Timber Pharmaceuticals, Inc. 2020 Omnibus Equity Incentive Plan.*

10.26	Form of Incentive Stock Option Grant Agreement.*

10.27	Form of Nonqualified Stock Option Grant Agreement.*

10.28	Form of Restricted Stock Unit Award Agreement.*

10.29	Form of Restricted Stock Award Agreement.*

10.30	Form of Amendment No. 1 to Securities Purchase Agreement, dated April 27, 2020, by and among Timber, BioPharmX and certain investors parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.31	Offer Letter, dated January 19, 2021, between Alan Mendelsohn, M.D. and Timber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2021).

10.32	Form of Waiver Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 20, 2020).

10.33	Lease Agreement, dated March 10, 2021, by and between Timber Pharmaceuticals, Inc. and SIG 110 LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 16, 2021).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.^

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.^

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.*

32.2	Certification of Chief Accounting Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema Linkbase Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

^	Filed herewith.
*	Previously filed.
**	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Basking Ridge, New Jersey on May 17, 2021.

Timber Pharmaceuticals, Inc.

By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)