Form 10-Q
period 2021-06-30
Timber Pharmaceuticals, Inc.
filed 2021-08-10
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧  NO ◻

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧  NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 6, 2021
Common Stock, $0.001 par value	36,659,685

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2021

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash	$6,129,035	$10,348,693
Other receivable	253,892	—
Other current assets	378,382	377,290
Total current assets	6,761,309	10,725,983
Deposits	127,534	114,534
Property and equipment, net	16,728	—
Right of use asset	784,674	787,432
Total assets	$7,690,245	$11,627,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,385,852	$395,049
Accrued expenses	568,732	768,661
Lease liability, current portion	295,045	217,651
Total current liabilities	2,249,629	1,381,361
Notes payable	37,772	37,772
Lease liability	505,998	579,455
Deferred tax liability	37,842	37,842
Other liabilities	73,683	73,683
Total liabilities	2,904,924	2,110,113

Commitments and contingencies (Note 7)

Redeemable Series A convertible preferred stock, par value $0.001; 2,500 shares authorized; 1,819 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,981,978	1,909,805

Stockholders' equity
Common stock, par value $0.001; 450,000,000 shares authorized; 36,659,685 shares issued and outstanding as of June 30, 2021, and 27,132,420 shares issued and outstanding as of December 31, 2020	36,660	27,132
Additional paid-in capital	25,852,542	25,826,295
Accumulated deficit	(23,085,859)	(18,245,396)
Total stockholders' equity	2,803,343	7,608,031
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$7,690,245	$11,627,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Grant revenue	$134,927	$—	$175,661	$26,907
Milestone revenue	253,892	—	253,892	—
Total revenue	388,819	—	429,553	26,907

Operating costs and expenses
Research and development	1,800,100	536,170	2,649,618	1,554,401
Research and development - license acquired	—	12,371,332	—	12,371,332
Transaction costs	—	311,291	—	1,501,133
Selling, general and administrative	1,556,012	1,055,084	2,621,401	1,511,878
Total operating expenses	3,356,112	14,273,877	5,271,019	16,938,744
Loss from operations	(2,967,293)	(14,273,877)	(4,841,466)	(16,911,837)

Other income (expense)
Interest expense	—	(3,314,140)	—	(4,416,746)
Interest income	—	359,880	—	816,655
Change in fair value of investment in BioPharmX	—	476,245	—	559,805
Change in fair value of warrant liability	—	1,504,511	—	1,183,460
Gain on foreign currency exchange	1,090	1,772	1,003	4,454
Total other income (expense)	1,090	(971,732)	1,003	(1,852,372)
Net loss	(2,966,203)	(15,245,609)	(4,840,463)	(18,764,209)
Accrued dividend on preferred stock units	—	(18,188)	—	(52,669)
Cumulative dividends on Series A preferred stock	(36,286)	(17,146)	(72,173)	(17,146)
Net loss attributable to common stockholders	$(3,002,489)	$(15,280,943)	$(4,912,636)	$(18,834,024)

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(1.36)	$(0.14)	$(2.15)

Basic and diluted weighted average number of shares outstanding	36,659,685	11,222,258	35,873,780	8,758,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Members’ and Stockholders’ Equity (Deficit)
(Unaudited)

For the Three Months Ended June 30, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at April 1, 2021	1,819	$1,945,692	36,659,685	$36,660	$25,839,395	$(20,119,656)	$5,756,399
Accrued dividend Series A preferred stock	—	36,286	—	—	(36,286)	—	(36,286)
Stock-based compensation	—	—	—	—	49,433	—	49,433
Net loss	—	—	—	—	—	(2,966,203)	(2,966,203)
Balance at June 30, 2021	1,819	$1,981,978	36,659,685	$36,660	$25,852,542	$(23,085,859)	$2,803,343

For the Three Months Ended June 30, 2020

											Total Members'
	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional	Accumulated	and Stockholders'
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at April 1, 2020	—	$—	1,801,101	$1,801,101	10,000	$92,884	—	$—	$—	$(6,628,194)	$(4,734,209)
Issuance of common stock for acquisition of BioPharmX	—	—	—	—	—	—	1,367,326	1,367	8,366,665	—	8,368,032
Issuance of common stock and warrants, net of costs	—	—	—	—	—	—	4,180,208	4,180	17,495,820	—	17,500,000
Series A liability classified warrants	—	—	—	—	—	—	—	—	(16,511,634)	—	(16,511,634)
Bridge loan converted to equity	—	—	—	—	—	—	—	—	5,000,000	—	5,000,000
Reclassification of bridge warrant	—	—	—	—	—	—	—	—	3,423,204	—	3,423,204
Accrued preferred unit dividend	—	—	18,188	18,188	—	—	—	—	—	(18,188)	—
Conversion of common units to common stock pursuant to BioPharmX acquisition	—	—	—	—	(10,000)	(92,884)	6,295,724	6,296	86,588	—	—
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	—	—	—	—	—	—	(1,819,289)
Accrued dividend Series A preferred stock	—	17,146	—	—	—	—	—	—	—	(17,146)	(17,146)
Stock-based compensation	—	—	—	—	—	—	—	—	43,445	—	43,445
Net loss	—	—	—	—	—	—	—	—	—	(15,245,609)	(15,245,609)
Balance at June 30, 2020	1,819	$1,836,435	—	$—	—	$—	11,843,258	$11,843	$17,904,088	$(21,909,137)	$(3,993,206)

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Members’ and Stockholders’ Equity
(Unaudited)

For the Six Months Ended June 30, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2021	1,819	$1,909,805	27,132,420	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	72,173	—	—	(72,173)	—	(72,173)
Exercise of Series A warrants	—	—	2,059,613	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	7,467,652	7,468	(7,468)	—	—
Stock-based compensation	—	—	—	—	107,948	—	107,948
Net loss	—	—	—	—	—	(4,840,463)	(4,840,463)
Balance at June 30, 2021	1,819	$1,981,978	36,659,685	$36,660	$25,852,542	$(23,085,859)	$2,803,343

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Members’ and Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2020

											Total Members'
	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional	Accumulated	and Stockholder's
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2020	—	$—	1,624,228	$1,624,228	10,000	$74,667	—	$—	$—	$(3,075,113)	$(1,376,218)
Issuance of common stock for acquisition of BioPharmX	—	—	—	—	—	—	1,367,326	1,367	8,366,665	—	8,368,032
Issuance of common stock and warrants, net of costs	—	—	—	—	—	—	4,180,208	4,180	17,495,820	—	17,500,000
Series A liability classified warrants	—	—	—	—	—	—	—	—	(16,511,634)	—	(16,511,634)
Bridge loan converted to equity	—	—	—	—	—	—	—	—	5,000,000	—	5,000,000
Reclassification of bridge warrant	—	—	—	—	—	—	—	—	3,423,204	—	3,423,204
Non-cash contribution from TardiMed	—	—	142,392	142,392	—	—	—	—	—	—	142,392
Accrued preferred unit dividend	—	—	52,669	52,669	—	—	—	—	—	(52,669)	—
Conversion of common units to common stock pursuant to BioPharmX acquisition	—	—	—	—	(10,000)	(74,667)	6,295,724	6,296	68,371	—	—
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	—	—	—	—	—	—	(1,819,289)
Accrued dividend Series A preferred stock	—	17,146	—	—	—	—	—	—	—	(17,146)	(17,146)
Stock-based compensation	—	—	—	—	—	—	—	—	61,662	—	61,662
Net loss	—	—	—	—	—	—	—	—	—	(18,764,209)	(18,764,209)
Balance at June 30, 2020	1,819	$1,836,435	—	$—	—	$—	11,843,258	$11,843	$17,904,088	$(21,909,137)	$(3,993,206)

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(4,840,463)	$(18,764,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired	—	12,371,332
Non-cash contribution from TardiMed	—	142,392
Stock-based compensation	107,948	61,662
Change in fair value of warrant liability	—	(1,183,460)
Change in fair value of investment in BioPharmX	—	(559,805)
Amortization of loan discount	—	(775,000)
Amortization of debt discount	—	4,232,718
Amortization of right of use assets	125,567	16,140
Depreciation	175	—
Accrued interest on BioPharmX loan	—	(41,655)
Accrued interest on bridge notes	—	183,333
Changes in assets and liabilities:
Other receivable	(253,892)
Other current assets	(1,092)	(211,799)
Deposits	(13,000)	—
Accounts payable	990,803	(498,761)
Accrued expenses	(199,929)	(39,210)
Lease liability	(118,872)	(16,140)
Net cash used in operating activities	(4,202,755)	(5,082,462)

Cash flows from investing activities
Cash acquired with acquisition of BioPharmX	—	340,786
Loan to BioPharmX	—	(2,250,000)
Purchase of property and equipment	(16,903)	—
Purchase of research and development licenses - AFT Pharmaceuticals Limited	—	(750,000)
Net cash used in investing activities	(16,903)	(2,659,214)

Cash flows from financing activities
Proceeds from PPP loan	—	37,772
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	17,500,000
Proceeds from bridge notes payable	—	3,700,000
Net cash provided by financing activities	—	21,237,772

Net (decrease) increase in cash and cash equivalents	(4,219,658)	13,496,096
Cash and cash equivalents, beginning of period	10,348,693	57,073

Cash and cash equivalents, end of period	$6,129,035	$13,553,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$183,333

Non cash investing and financing activities:
Issuance of common stock for acquisition of BioPharmX	$—	$8,368,032
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	$—	$1,819,289
Conversion of common units to common stock pursuant to BioPharmX acquisition	$—	$6,296
Bridge loan converted to equity	$—	$5,000,000
Reclassification of bridge warrant	$—	$3,423,204
Series A liability classified warrants	$—	$16,511,634
Accrued Series A preferred stock dividend	$72,173	$—
Cashless exercise of Series A warrants	$2,060	$—
Cashless exercise of Series B warrants	$7,468	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and description of business operations

Timber Pharmaceuticals, Inc., formerly known as BioPharmX Corporation (together with its subsidiaries Timber Pharmaceuticals Australia Pty Ltd., BioPharmX Inc. and Timber Pharmaceuticals LLC, the “Company” or “Timber”) is incorporated under the laws of the state of Delaware. Timber was founded in 2019 to develop treatments for unmet needs in medical dermatology. Timber has a particular focus on rare diseases or conditions of the skin for which there are no current treatments. Timber is initially targeting multiple indications in rare/orphan dermatology with no approved treatments.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $23.1 million at June 30, 2021, a net loss of approximately $4.8 million, and approximately $4.2 million of net cash used in operating activities for the six months ended June 30, 2021.  As of June 30, 2021 the Company had $6.1 million of cash.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of June 30, 2021 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;
●	the dilutive effect of the Company's outstanding securities;
●	the impact of the COVID-19 pandemic on the Company's operations, including on the Company's clinical development plans and timelines;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its Phase 2b clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities;

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;
●	the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale;
●	the volatility of the price of the Company's common stock;
●	acceptance of the Company's products in the Company's industry;
●	the accuracy of the Company's estimates regarding expenses and capital requirements;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders.

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable. Site activation and patient enrollment have been impacted by the COVID-19 pandemic in the TMB-002 study, especially at our contracted test sites in Eastern Europe. As of June 30, 2021, all 17 sites are open and 50% of patients in the Phase 2b study have been enrolled for the TMB-002 program.  The Company is also continuing to assess the effect of COVID-19 on the TMB-002 study as well as the Company’s overall operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.  The Company’s assessment of the impact of COVID-19 may change in the future.

Note 2. Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10- Q and Article 8 of Regulation S-X of the SEC. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

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

The basic and diluted net loss amounts are the same for the three and six months ended June 30, 2021 and 2020, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The following is a reconciliation of the numerator and denominator of the diluted net loss per share computations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted loss per share:
Net loss	$(2,966,203)	$(15,245,609)	$(4,840,463)	$(18,764,209)
Accrued dividend on preferred stock units	—	(18,188)	—	(52,669)
Cumulative dividends on Series A preferred stock	(36,286)	(17,146)	(72,173)	(17,146)
Net loss attributable to common stockholders	$(3,002,489)	$(15,280,943)	$(4,912,636)	$(18,834,024)

Basic and diluted weighted average number of shares outstanding	36,659,685	11,222,258	35,873,780	8,758,991

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(1.36)	$(0.14)	$(2.15)

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the six months ended June 30, 2021 and 2020, because their inclusion would be anti-dilutive are as follows (unaudited):

	June 30,
	2021	2020
Series A warrants	16,701,824	8,384,764
Bridge warrants	413,751	413,751
Value appreciation rights	367,670	367,670
Options to purchase common stock	184,456	232,996
Series A preferred stock	100,753	100,753
Legacy stock options	15,781	97,870
Legacy warrants	214,046	220,030
	17,998,281	9,817,834

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.

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

Note 4. Purchases of Assets

Acquisition of Intellectual Property Rights from Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, the Company acquired the intellectual property rights to a topical formulation of isotretinoin for the treatment of congenital ichthyosis and identified as TMB-001, formerly PAT-001, from Patagonia (the “TMB-001 Acquisition”).

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021 and December 31, 2020.

On June 26, 2019 the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021 and December 31, 2020.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concurrently, the Company granted to AFT an exclusive license to commercialize the Pascomer product outside of the Company’s territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of the Company’s territory (the “AFT License Agreement”).

The development of the Pascomer product is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of the Pascomer product in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company is responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. The Company is entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  In March 2021 the Company announced that its development partner, AFT Pharmaceuticals Limited has signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of facial angiofibromas (FA) associated with Tuberous Sclerosis Complex (TSC) in Europe. The Company is entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin during the quarter ending June 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Pursuant to the AFT License Agreement, the Company was obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. The Company paid $0.25 million in October 2019 and the remaining $0.75 million was  paid during the year ended December 31, 2020.

AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021 and December 31, 2020.

Note 5. Accrued Expenses

As of June 30, 2021 and December 31, 2020, the Company’s accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Research and development	$45,443	$158,911
Professional fees	181,234	142,599
Personnel expenses	342,055	438,722
Other	—	28,429
Total	$568,732	$768,661

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

On May 18, 2020, pursuant to the Merger Agreement, 4,185,981 shares of common stock were issued to the investors in the $20 million private placement financing (see Note 1), with aggregate net proceeds received totaling $17.5 million) and to settle the $5 million Bridge Notes.

Series B Warrants

During the six months ended June 30, 2021, the remaining Series B Warrants outstanding totaling 7,474,033 were exercised on a cashless basis, and the Company issued 7,467,652 shares of its common stock.

	Shares	Weighted	Aggregate
	Underlying	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2020	7,474,033	$0.001	$7,474
Exercised	(7,474,033)	$0.001	—
Outstanding and exercisable as of June 30, 2021	—	$—	$—

Series A Warrants

During the six months ended June 30, 2021, 3,476,390 Series A Warrants were exercised on a cashless basis, and the Company issued 2,059,613 shares of its common stock. The following is a summary of Series A Warrants outstanding as of June 30, 2021:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2020	20,178,214	$1.16	4.4	$—
Exercised	(3,476,390)	$1.16	—	—
Outstanding and exercisable as of June 30, 2021	16,701,824	$1.16	3.9	$1,002,109

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bridge Warrants

The following table summarizes the Company's Bridge Warrants for the six months ended June 30, 2021:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2020	413,751	$2.24	4.4	$—
Outstanding and exercisable as of June 30, 2021	413,751	$2.24	3.9	$—

Redeemable Series A Convertible Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware designating 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred (the “Series A Preferred Stock”), and issued to the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, 1,819 shares of the newly created Series A Preferred Stock. The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from and after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends will be payable as and if declared by the Board of Directors of the Company (the “Board”) out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price of $18.054. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock is redeemable for cash at the option of the holders, in whole or in part.

As a Change of Control has occurred, the Company’s Series A Preferred Stock is currently redeemable at June 30, 2021 at the option of the holder and has been recorded at the redemption value of $2.0 million. Redemption is subject to certain limitations under Delaware law, so that the Company’s ability to pay the redemption price to such holder is limited. The following table summarizes the Company’s Series A preferred stock for the six months ended June 30, 2021:

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2020	1,819	$1,909,805
Cumulative dividends on Series A Preferred Stock	—	72,173
Total temporary equity as of June 30, 2021	1,819	$1,981,978

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. As of June 30, 2021, 2,056,130 shares of common stock were reserved for issuance under the 2020 Plan.  On April 20, 2021, the Board of Directors of the Company approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 2,056,130 to 4,668,319, which was approved by the Company's stockholders on July 1, 2021.

Furthermore, as a result of the Merger, the Company assumed the TardiMed 2019 Equity Incentive Plan (the “2019 Plan”) from Timber Sub. The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At June 30, 2021 and December 31, 2020, Incentive Units outstanding under the 2019 Plan were 367,670 units for each period comprised of VARs.

During the three and six months ended June 30, 2021 and 2020 equity-based compensation expenses were as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative value appreciation right awards	$12,247	$21,430	$25,468	$45,109
Research and development value appreciation right awards	549	2,242	1,092	(3,220)
General and administrative stock options	36,637	19,773	81,388	19,773
	$49,433	$43,445	$107,948	$61,662

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

During the period ended June 30, 2021 there were no grants or forfeitures of VARs. The following is a summary of VARs outstanding as of June 30, 2021:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2020	367,670	$0.01	$269,502	8.4
Outstanding as of June 30, 2021	367,670	$0.01	$444,881	7.9

Value appreciation right awards vested and exercisable at June 30, 2021	113,953	$0.01	$137,883	7.8

As of June 30, 2021, the unrecognized compensation costs were approximately $0.1 million, which will be recognized over an estimated weighted-average amortization period of 0.8 years.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

During the period ended June 30, 2021 there were no grants or forfeitures of stock options. The following is a summary of the options outstanding as of June 30, 2021:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2020	184,456	$2.87	9.4	$—
Outstanding as of June 30, 2021	184,456	$2.87	8.9	$—
Exercisable at June 30, 2021	57,240	$2.87	8.9	$—

In accordance with the "evergreen" provision in the 2020 Plan, an additional 1,085,297 shares of common stock were automatically made available for issuance on the first day of 2021, which represents 4% of the number of shares of common stock outstanding on December 31, 2020.

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - December 31, 2020	15,781	$75.27	2.3	$—
Legacy BioPharmX options - June 30, 2021	15,781	$75.27	1.9	$—

Legacy BioPharmX warrants - December 31, 2020	219,928	$164.09	2.5	$—
Expired	(5,882)	$360.00	—	—
Legacy BioPharmX warrants - June 30, 2021	214,046	$87.25	2.2	$—

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of June 30, 2021, the unrecognized compensation costs related to stock options were approximately $0.1 million, which will be recognized over an estimated weighted-average amortization period of 0.7 years.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Commitments and contingencies

Leases

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the initial term is for twenty-four (24) months expiring on March 10, 2023. The initial base rent is $4,690.50 per month for the first twelve (12) months and $6,514.58 for the remaining twelve (12) months. During the six months ended June 30, 2021, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of June 30, 2021.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended

	June 30, 2021
Operating leases:
Operating lease cost	$99,142	$185,273
Variable lease cost	26,760	52,151
Operating lease expense	$125,902	$237,424
Lease income - sub lease	(108,256)	(211,563)
Net rent expense	$17,646	$25,861

Other information:

	Three Months Ended	Six Months Ended

	June 30, 2021
Operating cash flows - operating leases	$94,735	$178,577
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$122,809
Weighted-average remaining lease term – operating leases	2.4	2.4
Weighted-average discount rate – operating leases	14.1%	14.1%

As of June 30, 2021, future minimum payments for the lease are as follows:

Operating
Leases
Remaining Months in Year Ended December 31, 2021	$189,471
Year Ended December 31, 2022	406,506
Year Ended December 31, 2023	357,599
Total	$953,576
Less present value discount	(152,533)
Operating lease liabilities	$801,043

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 9. Related party transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. On February 27, 2019, the Company issued 1,000 founder common units to Patagonia for $10. As of December 31, 2019, Patagonia held 1,000 common units which represented 10% of the total voting units outstanding. During the year ended December 31, 2020, the 1,000 common units were converted to 629,572 shares of the Company's common stock in connection with its merger with BioPharmX (See Note 1). As of June 30, 2021 and December 31, 2020, Patagonia owns 45 shares of the Company's common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. The Chief Operating Officer, Executive Vice President and Secretary and the Chief Financial Officer, Treasurer and Executive Vice President of the Company are partners of TardiMed. As of June 30, 2021, TardiMed holds 4,609,067 shares of common stock, which represents 12.5% of the total voting shares outstanding. During the year ended December 31, 2020, TardiMed contributed an additional $0.1 million in exchange for 142,392 preferred units. In connection with the Merger Agreement, these preferred units and dividends have converted into 1,819 shares of Series A preferred stock. The Company reimbursed TardiMed $63,936 and $319,790 for management fees and reimbursed expenses for the six month period ended June 30, 2021 and 2020, respectively.

Note 10. Subsequent Events

On July 1, 2021, the Company issued 587,023 grants of options at an exercise price of $1.18 to an employee and non-employee directors. For the non-employee directors, each stock option award vests and becomes exercisable in equal monthly installments over one year from the vesting commencement date, subject to such non-employee director’s continued service on the Board. Each of the non-employee director awards have 10 year terms from the date of grant, subject to termination three years following the date such director ceases to be one of our directors or consultants. For Dr. Mendelsohn, 25% of his stock option award will vest one year from the date of grant and the remainder become exercisable in equal monthly installments over 36 months following the anniversary of the date of grant. Dr. Mendelsohn’s award has a 10 year term from the date of grant.

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

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), facial angiofibromas (“FAs”) in tuberous sclerosis complex (“TSC”), and other sclerotic skin diseases. Our lead programs are TMB-001, TMB-002 and TMB-003.

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

On July 1, 2020, we announced that all 11 sites across the United States and Australia in the Phase 2b CONTROL study evaluating TMB-001 in patients with moderate to severe CI were enrolling patients. As of December 31, 2020, all sites participating in a Phase 2b clinical trial evaluating TMB-001 were opened and enrolling patients. On May 31, 2021, we completed patient enrollment in the Phase 2b clinical trial with 34 patients randomized. We continue to anticipate topline data readout at the end of the third quarter for the Phase IIb TMB-001 trial.

On December 15, 2020, we announced that we had received a notice of allowance from the USPTO for a Company patent application covering TMB-001 (U.S. Patent Application No.: 15/772,456) and the application subsequently issued on February 10, 2021 as US 10,933,018.

On April 28, 2021, we announced that the Japanese Patent Office had decided to grant a patent (No. 2018542677) for TMB-001.

On May 18, 2021, we received notice that the Australian Patent Office had decided to grant a patent (No. 2016346203) for TMB-001.

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

As of April 30, 2021, all sites participating in a Phase 2b clinical trial evaluating TMB-002 were opened and are currently enrolling patients. Site activation and patient enrollment and data collection have been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. As of June 30, 2021, all 17 sites are open and 50% of patients in the Phase 2b study have been enrolled for the TMB-002 program. We expect recruitment to be completed by the end of Q3 2021 and anticipate topline data readout in mid-2022. The Company is also continuing to assess the effect of COVID-19 on the TMB-002 study as well as the Company’s overall operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.  The Company’s assessment of the impact of COVID-19 may change in the future.

On March 17, 2021, we announced that AFT Pharmaceuticals Limited (“AFT”), one of our development partners, entered into a license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of FAs associated with TSC in Europe. Pursuant to the AFT Licensing and Development Agreement, we are entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The current transaction with Desitin is included in the scope of this provision and as such in Q2 the Company has recorded a €213,750 receivable related to an upfront milestone payment paid to AFT by Desitin during the quarter ending June 30, 2021 and has recorded approximately $0.3 million in these financial statements..

TMB-003

The product in its earliest stage in our pipeline is TMB-003, a proprietary formulation of Sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist. It is currently in preclinical development as a locally applied formulation for the treatment of fibrotic and sclerotic skin disorders, such as scleroderma, a rare connective tissue disorder characterized by abnormal thickening of the skin.

On January 12, 2021, we announced that the FDA has granted orphan drug designation for TMB-003, our locally delivered formulation of Sitaxsentan, for the treatment of systemic sclerosis. We are planning to pursue additional orphan drug designations in other indications.

BPX-01 and BPX-04

Pursuant to the Merger Agreement, BPX-01 (Topical Minocycline, 2%) and BPX-04 (Topical Minocycline, 1%) were added to our portfolio. BPX-01 and BPX-04 are assets currently in development for acne vulgaris and papulopustular rosacea, respectively. On July 22, 2020, we announced that we had received notice from the European Patent Office that it intends to grant a patent for the Company’s topical composition of pharmaceutical tetracycline (including minocycline) for dermatological use (European Patent Application No. 16714168.8) and the application subsequently issued on December 16, 2020 as EP 3273940. Patents covering the BPX-01 and BPX-04 assets have previously been granted in the United States, Japan, South Africa, and Australia. We are currently evaluating our strategic options regarding these assets.

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

The Merger, Reverse Stock Split and Name Change

On May 18, 2020, we completed our business combination with Timber Pharmaceuticals, LLC (
“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020, as amended, by and among Timber, Timber Sub and BITI Merger Sub Inc., a wholly-owned subsidiary of Timber (“Merger Sub”) (as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly owned subsidiary of Timber (the “Merger”).

In connection with, and immediately prior to the completion of, the Merger, we effected a reverse stock split of our common stock, at a ratio of 1-for-12 (the “Reverse Stock Split”). Under the terms of the Merger Agreement, after taking into account the Reverse Stock Split, we issued shares of common stock to Timber Sub’s unitholders at an exchange rate of 629.57 shares of common stock for each Timber Sub common unit outstanding immediately prior to the Merger. In connection with the Merger, we changed our name from “BioPharmX Corporation” to “Timber Pharmaceuticals, Inc.,” and the business conducted by the Company became the business conducted by Timber Sub.

Private Placement of Common Stock and Warrants

On May 18, 2020, Timber and Timber Sub completed a private placement transaction (the “Pre-Merger Financing”) with the Investors pursuant to the Securities Purchase Agreement, dated March 27, 2020  (as amended, the “Securities Purchase Agreement”) for an aggregate purchase price of approximately $25.0 million (comprised of (i) approximately $5 million credit with respect to the senior secured notes issued in connection with the bridge loan that certain of the Investors made to Timber Sub at the time of the execution of the Merger Agreement and (ii) approximately $20 million in cash from the Investors).

Pursuant to the Pre-Merger Financing, (i) Timber Sub issued and sold to the Investors common units of Timber Sub which converted pursuant to the exchange ratio in the Merger into an aggregate of approximately 4,137,509 shares (the “Converted Shares”) of common stock; and (ii) the Company agreed to issue to each Investor, on the tenth trading day following the consummation of the Merger, (A) Series A Warrants representing the right to acquire shares of common stock equal to 75% of the sum of (a) the number of Converted Shares issued to the Investor, without giving effect to any limitation on delivery contained in the Securities Purchase Agreement, and (b) the number of shares of common stock underlying the Series B Warrants issued to the Investor (the “Series B Warrants”) and (B) the Series B Warrants. On June 2, 2020, pursuant to the terms of the Securities Purchase Agreement, the Company issued the Series A Warrants and the Series B Warrants.

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors, the Company issued to such purchasers, on May 22, 2020, warrants to purchase 413,751 shares of our common stock (the “Bridge Warrants”) which have an exercise price of $2.2362 per share, subject to full ratchet anti-dilution and adjustment if shares are sold for a price less than the exercise price of the warrants.

Pursuant to the Waiver Agreements we entered into with the Selling Stockholders on November 19, 2020, (A) the exercise price of the Series A Warrants was definitively set at $1.16 per share, (B) the number of shares underlying all of the Series A Warrants was definitively set at 20,178,214 and (C) the number of shares underlying all of the Series B Warrants was definitively set at 22,766,776. As of March 4, 2021, all Series B Warrants had been exercised in full.

Corporate History

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

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2021, our net loss was $4.8 million. As of June 30, 2021, we had an accumulated deficit of $23.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”).

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the

FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021 and December 31, 2020.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021 and December 31, 2020.

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

The development of the Pascomer product is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of the Pascomer product in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We are responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We are also entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  In March 2021 the Company announced that its development partner, AFT Pharmaceuticals Limited has signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of facial angiofibromas (FA) associated with Tuberous Sclerosis Complex (TSC) in Europe. The Company is entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin during the quarter ending June 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021 and December 31, 2020.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change $	Change %

Grant revenue	$134,927	$—	$134,927	N/A %
Milestone revenue	253,892	—	253,892	N/A
Total revenue	388,819	—	388,819	N/A
Research and development	1,800,100	536,170	1,263,930	236%
Research and development - license acquired	—	12,371,332	(12,371,332)	(100)%
Transaction costs	—	311,291	(311,291)	(100)%
Selling, general and administrative	1,556,012	1,055,084	500,928	47%
Loss from operations	(2,967,293)	(14,273,877)	11,306,584	(79)%
Interest expense	—	(3,314,140)	3,314,140	(100)%
Interest income	—	359,880	(359,880)	(100)%
Change in fair value of investment in BioPharmX	—	476,245	(476,245)	(100)%
Change in fair value of warrant liability	—	1,504,511	(1,504,511)	(100)%
Gain (loss) on foreign currency exchange	1,090	1,772	(682)	(38)%
Net loss	(2,966,203)	(15,245,609)	12,279,406	(81)%
Accrued dividend on preferred stock units	—	(18,188)	18,188	(100)%
Cumulative dividends on Series A preferred stock	(36,286)	(17,146)	(19,140)	112%
Net loss attributable to common stockholders	$(3,002,489)	$(15,280,943)	$12,278,454	(80)%

Grant and milestone revenue

During the three months ended June 30, 2021 and 2020, we recognized revenue of $388,819 and zero, respectively. The revenue consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001 and from milestone for a licensing agreement with AFT.

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

Pursuant to the AFT Licensing and Development Agreement, we are entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The current transaction with Desitin is included in the scope of this provision and as such in Q2 the Company is entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin during the quarter ending June 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Operating costs and expenses

Research and development expense

During the three months ended June 30, 2021 and 2020, research and development expenses were $1.8 and $0.5 million respectively. Research and development expenses are primarily related to costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass-through expenses.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to it by Timber’s vendors and collaborators.

Transaction Costs

There were no transaction costs for the three months ended June 30, 2021. For the three months ended June 30, 2020, transaction costs were $0.3 million, consisting of legal and professional fees related to our acquisition of BioPharmX.

General and administrative expense

During the three months ended June 30, 2021, general and administrative expense was $1.6 million compared to $1.1 million for the three months ended June 30, 2020. The increase in general and administrative expenses of approximately $0.5 million was due to increased personnel and related costs of $0.2 million due to increased professional expense, and other overhead expenses of $0.3 million.

Other income (expense)

During the three months ended June 30, 2021 and 2020, respectively, other expense was zero and $1.0 million. For the three months ended June 30, 2020, other expense primarily consisted of interest expense of $3.3 million related to amortization of the debt discount for our bridge loan offset by $1.5 million for the change in fair value of our warrant liability, $0.5 million related to change in investment in BioPharmX and by $0.3 million of interest income related to our BioPharmX loan.

Income Taxes

The Company did not record tax expense for the three-months ended June 30, 2021 due to the Company’s loss position and full valuation allowance. The Company did not record tax expense for the three-months ended June 30, 2020 as the Company was a non-taxable flow-through entity for US federal income tax purposes through May 18, 2020 and the Company’s loss position and full valuation allowance through June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change $	Change %

Grant revenue	$175,661	$26,907	$148,754	553%
Milestone revenue	253,892	—	253,892	N/A
Total revenue	429,553	26,907	402,646	1,496
Research and development	2,649,618	1,554,401	1,095,217	70%
Research and development - license acquired	—	12,371,332	(12,371,332)	(100)%
Transaction costs	—	1,501,133	(1,501,133)	(100)%
Selling, general and administrative	2,621,401	1,511,878	1,109,523	73%
Loss from operations	(4,841,466)	(16,911,837)	12,070,371	(71)%
Interest expense	—	(4,416,746)	4,416,746	(100)%
Interest income	—	816,655	(816,655)	(100)%
Change in fair value of investment in BioPharmX	—	559,805	(559,805)	(100)%
Change in fair value of warrant liability	—	1,183,460	(1,183,460)	(100)%
Gain (loss) on foreign currency exchange	1,003	4,454	(3,451)	(77)%
Net loss	(4,840,463)	(18,764,209)	13,923,746	(74)%
Accrued dividend on preferred stock units	—	(52,669)	52,669	(100)%
Cumulative dividends on Series A preferred stock	(72,173)	(17,146)	(55,027)	321%
Net loss attributable to common stockholders	$(4,912,636)	$(18,834,024)	$13,921,388	(74)%

Grant and milestone revenue

For the six months ended June 30, 2021, revenue was approximately $429,554 compared to $26,907 revenue for the six months ended June 30, 2020. Revenue for the six months ended June 30, 2021 consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001 and from milestone for a licensing agreement with AFT. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds are available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. A six-month no cost extension was granted to Timber in September 2019 and ended in February 2020. During the course of each year for which the Grant is active, the Company submits its allowable expenses and is reimbursed up to the maximum amount of each installment. The Company is entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin during the six months ending June 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Operating costs and expenses

Research and development expense

For the six months ended June 30, 2021, research and development expenses were $2.6 million compared to $1.6 million for the six months ended June 30, 2020. The increase of $1.0 million is primarily related to increased costs incurred related to our Phase 2a clinical trials of TMB-001 and TMB-002, such as CRO direct and pass through expenses.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to it by Timber’s vendors and collaborators.

Research and development expense- license acquired

For the six months ended June 30, 2021, the research and development expense – license acquired was zero compared to $12.4 million as of June 30, 2020, primarily related to our acquisition of BioPharmX.

Transaction Costs

For the six months ended June 30, 2021, transaction costs were zero compared to $1.5 million as of June 30, 2020, consisting of legal and professional fees related to our acquisition of BioPharmX.

General and administrative expense

For the six months ended June 30, 2021, general and administrative expense were $2.6 million compared to $1.5 million for the six months ended June 30, 2020. The increase in general and administrative expenses of approximately $1.1 million was due to increased legal and professional fees of $0.2 million, increased personnel and related costs of $0.5 million due to increased headcount, and other overhead expenses of $0.4 million.

Liquidity and Capital Resources

Since inception, Timber has not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At June 30, 2021, we had working capital of approximately $4.5 million, which included cash and cash equivalents of $6.1 million. We reported a net loss of $4.8 million during the six months ended June 30, 2021.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020

Cash provided by (used in) continuing operations:
Operating activities	$(4,202,755)	$(5,082,462)
Investing activities	(16,903)	(2,659,214)
Financing activities	—	21,237,772
Net increase in cash and cash equivalents	$(4,219,658)	$13,496,096

Operating Activities

For the six months ended June 30 2021, net cash used in operating activities was $4.2 million, which primarily consisted of our net loss of $4.8 million, adjusted for non-cash expenses of $0.1 million of stock-based compensation expense offset by the change in assets and liabilities of $0.5 million, which is primarily due to increase in other receivable of $0.3 million and offset by an increase in accounts payable of $1.0 million and a decrease in accrued expenses of $0.2 million.

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

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was de minimis spending related to property and equipment.

For the six months ended June 30, 2020, net cash used in investing activities was approximately $2.7 million which primarily consisted of our loan to BioPharmX of $2.3 million and our payment of $0.7 million for research and development licenses, offset by the cash acquired with our acquisition of BioPharmX of $0.3 million.

Financing Activities

For the six months Ended June 30, 2021, net cash provided by financing activities was zero.

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

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2021 are not sufficient to satisfy our operating cash needs for the year after the filing of the Quarterly Report on Form 10-Q and are sufficient only to satisfy our operating cash needs through the third quarter of 2021.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

●	the dilutive effect of our outstanding securities;

●	the impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our Phase 2b clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as our ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the emergence and effect of competing or complementary products;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	the cost and timing of completion of commercial-scale manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own;

●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;

●	the volatility of the price of our common stock;

●	acceptance of our products in our industry;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and

●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

As discussed above, the impact of the worldwide spread of COVID-19 has been unprecedented and unpredictable. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. As of June 30, 2021, all 17 sites are open and 50% of patients in the Phase 2b study have been enrolled for the TMB-002 program.  We expect recruitment to be completed by the end of Q3 2021 and anticipate topline data readout in mid-2022.  We are also continuing to assess the effect of COVID-19 on the TMB-002 study as well as the Company’s overall operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world.  Our assessment of the impact of COVID-19 may change in the future.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our latest Annual report Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal period ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

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

31.1*

Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2021.

31.2*

Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2021.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2021.

32.2**	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*Filed herewith.

**The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.

Date: August 10, 2021	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)