Form 10-Q
period 2021-09-30
Timber Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
(908) 636-7163
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 10, 2021
Common Stock, $0.001 par value	63,796,170

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Members’ and Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of the Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
PART II. OTHER INFORMATION		34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Recent Sales of Unregistered Securities	35
Item 6.	Exhibits	36
Signatures		37

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash	$3,357,136	$10,348,693
Other current assets	338,200	377,290
Total current assets	3,695,336	10,725,983
Deposits	127,534	114,534
Property and equipment, net	17,012	—
Right of use asset	712,902	787,432
Total assets	$4,552,784	$11,627,949

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$1,042,290	$395,049
Accrued expenses	659,865	768,661
Lease liability, current portion	313,996	217,651
Total current liabilities	2,016,151	1,381,361
Notes payable	37,772	37,772
Lease liability	419,683	579,455
Deferred tax liability	37,842	37,842
Other liabilities	73,683	73,683
Total liabilities	2,585,131	2,110,113

Commitments and contingencies (Note 8)

Redeemable Series A convertible preferred stock, par value $0.001; 2,500 shares authorized; 1,819 shares issued and outstanding as of September 30, 2021 and December 31, 2020	2,018,663	1,909,805

Stockholders' (deficit) equity
Common stock, par value $0.001; 450,000,000 shares authorized; 36,659,685 shares issued and outstanding as of September 30, 2021, and 27,132,420 shares issued and outstanding as of December 31, 2020	36,660	27,132
Additional paid-in capital	26,003,593	25,826,295
Accumulated deficit	(26,091,263)	(18,245,396)
Total stockholders' (deficit)equity	(51,010)	7,608,031
Total liabilities, redeemable convertible preferred stock, and stockholders' (deficit) equity	$4,552,784	$11,627,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Grant revenue	$225,128	$324,521	$400,789	$351,428
Milestone revenue	41,846	—	295,738	—
Total revenue	266,974	324,521	696,527	351,428

Operating costs and expenses
Research and development	1,974,193	685,207	4,623,811	2,239,607
Research and development - license acquired	—	—	—	12,371,332
Transaction costs	—	—	—	1,501,133
Selling, general and administrative	1,296,641	1,233,849	3,918,042	2,745,728
Total operating expenses	3,270,834	1,919,056	8,541,853	18,857,800
Loss from operations	(3,003,860)	(1,594,535)	(7,845,326)	(18,506,372)

Other (expense) income
Interest expense	—	—	—	(4,416,746)
Interest income	—	—	—	816,655
Change in fair value of investment in BioPharmX	—	—	—	559,805
Change in fair value of warrant liability	—	4,423,833	—	5,607,293
Gain on foreign currency exchange	(1,544)	7,197	(541)	11,651
Total other (expense) income	(1,544)	4,431,030	(541)	2,578,658
Net (loss) income	(3,005,404)	2,836,495	(7,845,867)	(15,927,714)
Accrued dividend on preferred stock units	—	—	—	(52,669)
Cumulative dividends on Series A preferred stock	(36,685)	(36,685)	(108,858)	(53,831)
Net (loss) income attributable to common stockholders	$(3,042,089)	$2,799,810	$(7,954,725)	$(16,034,214)

Basic net (loss) income per share attributable to common stockholders	$(0.08)	$0.15	$(0.22)	$(1.32)
Diluted net (loss) income per share attributable to common stockholders	$(0.08)	$0.14	$(0.22)	$(1.32)

Basic weighted average number of shares outstanding	36,659,685	18,891,206	35,873,780	12,160,048
Diluted weighted average number of shares outstanding	36,659,685	19,357,370	35,873,780	12,160,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

For the Three Months Ended September 30, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at July 1, 2021	1,819	$1,981,978	36,659,685	$36,660	$25,852,542	$(23,085,859)	$2,803,343
Accrued dividend Series A preferred stock	—	36,685	—	—	(36,685)	—	(36,685)
Stock-based compensation	—	—	—	—	187,736	—	187,736
Net loss	—	—	—	—	—	(3,005,404)	(3,005,404)
Balance at September 30, 2021	1,819	$2,018,663	36,659,685	$36,660	$26,003,593	$(26,091,263)	$(51,010)

For the Three Months Ended September 30, 2020

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at July 1, 2020	1,819	$1,836,435	11,843,258	$11,843	$17,904,088	$(21,909,137)	$(3,993,206)
Issuance of common stock, net of costs	—	—	5,773	6	(6)	—	—
Accrued dividend Series A preferred stock	—	(17,146)	—	—	—	17,146	17,146
Stock-based compensation	—	—	—	—	95,525	—	95,525
Net income	—	—	—	—	—	2,836,495	2,836,495
Balance at September 30, 2020	1,819	$1,819,289	11,849,031	$11,849	$17,999,607	$(19,055,496)	$(1,044,040)

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

For the Nine Months Ended September 30, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	1,819	$1,909,805	27,132,420	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	108,858	—	—	(108,858)	—	(108,858)
Exercise of Series A warrants	—	—	2,059,613	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	7,467,652	7,468	(7,468)	—	—
Stock-based compensation	—	—	—	—	295,684	—	295,684
Net loss	—	—	—	—	—	(7,845,867)	(7,845,867)
Balance at September 30, 2021	1,819	$2,018,663	36,659,685	$36,660	$26,003,593	$(26,091,263)	$(51,010)

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Members’ and Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended September 30, 2020

											Total Member's
	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional	Accumulated	and Stockholder's
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2020	—	$—	1,624,228	$1,624,228	10,000	$74,667	—	$—	$—	$(3,075,113)	$(1,376,218)
Issuance of common stock for acquisition of BioPharmX	—	—	—	—	—	—	1,367,326	1,367	8,366,665	—	8,368,032
Issuance of common stock and warrants, net of costs	—	—	—	—	—	—	4,185,981	4,186	17,495,814	—	17,500,000
Series A liability classified warrants	—	—	—	—	—	—	—	—	(16,511,634)	—	(16,511,634)
Bridge loan converted to equity	—	—	—	—	—	—	—	—	5,000,000	—	5,000,000
Reclassification of bridge warrant	—	—	—	—	—	—	—	—	3,423,204	—	3,423,204
Non-cash contribution from TardiMed	—	—	142,392	142,392	—	—	—	—	—	—	142,392
Accrued preferred unit dividend	—	—	52,669	52,669	—	—	—	—	—	(52,669)	—
Conversion of common units to common stock pursuant to BioPharmX acquisition	—	—	—	—	(10,000)	(74,667)	6,295,724	6,296	68,371	—	—
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	—	—	—	—	—	—	(1,819,289)
Stock-based compensation	—	—	—	—	—	—	—	—	157,187	—	157,187
Net loss	—	—	—	—	—	—	—	—	—	(15,927,714)	(15,927,714)
Balance at September 30, 2020	1,819	$1,819,289	—	$—	—	$—	11,849,031	$11,849	$17,999,607	$(19,055,496)	$(1,044,040)

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(7,845,867)	$(15,927,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired	—	12,371,332
Non-cash contribution from TardiMed	—	142,392
Stock-based compensation	295,684	157,187
Change in fair value of warrant liability	—	(5,607,293)
Change in fair value of investment in BioPharmX	—	(559,805)
Amortization of loan discount	—	(775,000)
Amortization of debt discount	—	4,232,718
Amortization of right of use assets	197,339	65,677
Depreciation	791	—
Accrued interest on BioPharmX loan	—	(41,655)
Accrued interest on bridge notes	—	183,333
Changes in assets and liabilities:
Other current assets	39,090	(218,509)
Deposits	(13,000)	—
Accounts payable	647,241	(545,480)
Accrued expenses	(108,796)	(17,537)
Lease liability	(186,236)	(61,531)
Net cash used in operating activities	(6,973,754)	(6,601,885)

Cash flows from investing activities
Cash acquired with acquisition of BioPharmX	—	340,786
Loan to BioPharmX	—	(2,250,000)
Purchase of property and equipment	(17,803)	—
Purchase of research and development licenses - AFT Pharmaceuticals Limited	—	(750,000)
Net cash used in investing activities	(17,803)	(2,659,214)

Cash flows from financing activities
Proceeds from PPP loan	—	37,772
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	17,500,000
Proceeds from bridge notes payable	—	3,700,000
Net cash provided by financing activities	—	21,237,772

Net (decrease) increase in cash	(6,991,557)	11,976,673
Cash, beginning of period	10,348,693	57,073

Cash, end of period	$3,357,136	$12,033,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$183,333

Non cash investing and financing activities:
Issuance of common stock for acquisition of BioPharmX	$—	$8,368,032
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	$—	$1,819,289
Conversion of common units to common stock pursuant to BioPharmX acquisition	$—	$74,667
Bridge loan converted to equity	$—	$5,000,000
Reclassification of bridge warrant	$—	$3,423,204
Series A liability classified warrants	$—	$16,511,634
Accrued Series A preferred stock dividend	$108,858	$—
Cashless exercise of Series A warrants	$2,060	$—
Cashless exercise of Series B warrants	$7,468	$—

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $26.1 million at September 30, 2021, a net loss of approximately $7.8 million, and approximately $7.0 million of net cash used in operating activities for the nine months ended September 30, 2021.  As of September 30, 2021 the Company had cash of approximately $3.4 million.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of September 30, 2021 were sufficient only to satisfy our operating cash needs through the end of 2021. The Company received net proceeds of approximately $15.6 million (see Note 10) from an underwritten public offering subsequent to September 30, 2021 and is currently evaluating the impact of the receipt of such funds on the length of time we will be able to satisfy our operating cash needs, but still are potentially not sufficient to satisfy our operating cash needs for the twelve months from the filing of this Quarterly Report on Form 10-Q.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;
●	the dilutive effect of the Company's outstanding securities;
●	the impact of the COVID-19 pandemic on the Company's operations, including on the Company's clinical development plans and timelines;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex and its anticipated Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis which is expected to commence in the second half of 2022;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	the cost and timing of completion of commercial-scale manufacturing activities;
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish, and the need to satisfy its payment obligations thereunder;
●	the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;
●	the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale;
●	the volatility of the price of the Company's common stock;
●	acceptance of the Company's products in the Company's industry;
●	the accuracy of the Company's estimates regarding expenses and capital requirements; and
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel.

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable. Site activation and patient enrollment have been impacted by the COVID-19 pandemic in the TMB-002 study, especially at our contracted test sites in Eastern Europe. Currently, the Company can confirm that recruitment has been finalized on the TMB-002 Phase 2b trial with a total of 120 consented (108 randomized) patients.

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

The basic and diluted net loss amounts are the same for the three and nine months ended September 30, 2021, and for the nine months ended September 30, 2020, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. For the three months ended September 30, 2020, the Company recorded net income and therefore, earnings per share was calculated using the treasury stock method. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted loss per share:
Net (loss) income	$(3,005,404)	$2,836,495	$(7,845,867)	$(15,927,714)
Accrued dividend on preferred stock units	—	—	—	(52,669)
Cumulative dividends on Series A preferred stock	(36,685)	(36,685)	(108,858)	(53,831)
Net (loss) income attributable to common stockholders	$(3,042,089)	$2,799,810	$(7,954,725)	$(16,034,214)

Basic weighted average number of shares outstanding	36,659,685	18,891,206	35,873,780	12,160,048
Add: Series A convertible preferred stock	—	100,775	—	—
Add: Value appreciation rights	—	365,389	—	—
Diluted weighted average number of shares outstanding	36,659,685	19,357,370	35,873,780	12,160,048

Basic net (loss) income per share attributable to common stockholders	$(0.08)	$0.15	$(0.22)	$(1.32)
Diluted net (loss) income per share attributable to common stockholders	$(0.08)	$0.14	$(0.22)	$(1.32)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the nine months ended September 30, 2021 and 2020, because their inclusion would be anti-dilutive are as follows (unaudited):

	September 30,
	2021	2020
Series A warrants	16,701,824	8,384,764
Bridge warrants	413,751	413,751
Value appreciation rights	367,670	333,044
Options to purchase common stock	2,657,640	232,996
Series A preferred stock	100,753	100,753
Legacy stock options	15,781	97,870
Legacy warrants	213,992	220,030
	20,471,411	9,783,208

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

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

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021 and December 31, 2020.

On June 26, 2019 the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet probable, and no milestone payments have been accrued at September 30, 2021 and December 31, 2020.

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

The development of the Pascomer product is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of the Pascomer product in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company is responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. The Company is entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  In March 2021 the Company announced that its development partner, AFT Pharmaceuticals Limited has signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of facial angiofibromas (FA) associated with Tuberous Sclerosis Complex (TSC) in

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Europe. The Company received €250,000 related to an upfront milestone payment paid to AFT by Desitin during the quarter ended September 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Pursuant to the AFT License Agreement, the Company was obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. The Company paid $0.25 million in October 2019 and the remaining $0.75 million was paid during the year ended December 31, 2020.

AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021 and December 31, 2020.

Note 5. Accrued Expenses

As of September 30, 2021 and December 31, 2020, the Company’s accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Research and development	$40,045	$158,911
Professional fees	157,109	142,599
Personnel expenses	462,711	438,722
Other	—	28,429
Total	$659,865	$768,661

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Warrants

During the nine months ended September 30, 2021, the remaining Series B Warrants outstanding totaling 7,474,033 were exercised on a cashless basis, and the Company issued 7,467,652 shares of its common stock.

	Shares	Weighted	Aggregate
	Underlying	Average	Intrinsic
	Options	Exercise Price	Value
Outstanding as of December 31, 2020	7,474,033	$0.001	$7,474
Exercised	(7,474,033)	$0.001	—
Outstanding and exercisable as of September 30, 2021	—	$—	$—

Series A Warrants

During the nine months ended September 30, 2021, 3,476,390 Series A Warrants were exercised on a cashless basis, and the Company issued 2,059,613 shares of its common stock. The following is a summary of Series A Warrants outstanding as of September 30, 2021:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2020	20,178,214	$1.16	4.4	$—
Exercised	(3,476,390)	$1.16	—	—
Outstanding and exercisable as of September 30, 2021	16,701,824	$1.16	3.7	$—

Bridge Warrants

The following table summarizes the Company's Bridge Warrants for the nine months ended September 30, 2021:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2020	413,751	$2.24	4.4	$—
Outstanding and exercisable as of September 30, 2021	413,751	$2.24	3.6	$—

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As a Change of Control has occurred, the Company’s Series A Preferred Stock is currently redeemable at September 30, 2021 at the option of the holder and has been recorded at the redemption value of $2.0 million. Redemption is subject to certain limitations under Delaware law, so that the Company’s ability to pay the redemption price to such holder is limited. The following table summarizes the Company’s Series A preferred stock for the nine months ended September 30, 2021:

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2020	1,819	$1,909,805
Cumulative dividends on Series A Preferred Stock	—	108,858
Total temporary equity as of September 30, 2021	1,819	$2,018,663

Note 7. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. On April 20, 2021, the Board of Directors of the Company approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 2,056,130 to 4,668,319, which was approved by the Company's stockholders on July 1, 2021. As of September 30, 2021, 4,668,319 shares of common stock were reserved for issuance under the 2020 Plan.

Furthermore, as a result of the Merger, the Company assumed the TardiMed 2019 Equity Incentive Plan (the “2019 Plan”) from Timber Sub. The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At September 30, 2021 and December 31, 2020, Incentive Units outstanding under the 2019 Plan were 367,670 units for each period comprised of VARs.

During the three and nine months ended September 30, 2021 and 2020 equity-based compensation expenses were as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative value appreciation right awards	$8,621	$14,165	$34,089	$59,273
Research and development value appreciation right awards	555	2,266	1,647	(953)
General and administrative stock options	21,650	—	21,650	—
Research and development stock options	156,910	79,094	238,298	98,867
	$187,736	$95,525	$295,684	$157,187

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

During the three and nine months ended September 30, 2021 there were no grants or forfeitures of VARs. The following is a summary of VARs outstanding as of September 30, 2021:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2020	367,670	$0.01	$269,502	8.4
Outstanding as of September 30, 2021	367,670	$0.01	$330,903	7.6

Value appreciation right awards vested and exercisable at September 30, 2021	156,134	$0.01	$140,520	7.6

As of September 30, 2021, the unrecognized compensation costs were approximately $0.1 million, which will be recognized over an estimated weighted-average amortization period of 0.7 years.

Stock Options

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company granted 2,473,184 options to purchase common stock during the three and nine months ended September 30, 2021. The Company did not grant stock options during the three and nine months ended September 30, 2020. The following was used in determining the fair value of stock options granted during the three and nine months ended September 30, 2021.

Three Months Ended and Nine Months Ended
September 30, 2021
Expected life	5-7 years
Expected volatility	70.6%
Risk-free interest rate	0.79%-1.3%
Expected dividend yield	—

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2021 the Company granted 2,473,184 options to purchase common stock to its executive officers, non-employee directors and employees.  The options vest over a period of 2-4 years.  The following is a summary of the options outstanding as of September 30, 2021:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2020	184,456	$2.87	9.4	$—
Granted	2,473,184	0.96	9.9	$25,925
Outstanding as of September 30, 2021	2,657,640	$1.10	9.8	$25,925

Exercisable at September 30, 2021	88,685	$2.49	8.9	$—

In accordance with the "evergreen" provision in the 2020 Plan, an additional 1,085,297 shares of common stock were automatically made available for issuance on the first day of 2021, which represents 4% of the number of shares of common stock outstanding on December 31, 2020.

As of September 30, 2021, the unrecognized compensation costs related to stock options were approximately $1.4 million, which will be recognized over an estimated weighted-average amortization period of 0.6 years.

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - December 31, 2020	15,781	$75.27	2.3	$—
Legacy BioPharmX options - September 30, 2021	15,781	$75.27	1.6	$—

Legacy BioPharmX warrants - December 31, 2020	219,928	$164.09	2.5	$—
Expired	(5,936)	$358.78	—	—
Legacy BioPharmX warrants - September 30, 2021	213,992	$87.21	2.0	$—

Note 8. Commitments and contingencies

Leases

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the initial term is for twenty-four (24) months expiring on March 10, 2023. The initial base rent is $4,690.50 per month for the first twelve (12) months and $6,514.58 for the remaining twelve (12) months. During the nine months ended September 30, 2021, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of September 30, 2021.

In connection with the Merger of BioPharmX, the Company acquired a lease and corresponding sublease for the BioPharmX facility in San Jose, California. The sublease is to be used for general office and research laboratory purposes,

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

has an effective date of February 1, 2020, and has a lease term of 4 years which expires on December 30, 2023. The lease expense is significantly reduced by the payments received in connection with the sublease.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended

	September 30, 2021
Operating leases:
Operating lease cost	$99,142	$284,415
Variable lease cost	24,948	77,099
Operating lease expense	$124,090	$361,514
Lease income - sub lease	(106,435)	(317,998)
Net rent expense	$17,655	$43,516

Other information:

	Three Months Ended	Nine Months Ended

	September 30, 2021
Operating cash flows - operating leases	$94,736	$273,313
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$122,809
Weighted-average remaining lease term – operating leases	2.1	2.1
Weighted-average discount rate – operating leases	14.1%	14.1%

As of September 30, 2021, future minimum payments for the lease are as follows:

Operating
Leases
Remaining Months in Year Ended December 31, 2021	$94,735
Year Ended December 31, 2022	406,506
Year Ended December 31, 2023	357,599
Total	$858,840
Less present value discount	(125,160)
Operating lease liabilities	$733,680

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. The company is not aware of any pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Note 9. Related party transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 4 for the payment terms and more details), respectively. The Chief Operating

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. On February 27, 2019, the Company issued 1,000 founder common units to Patagonia for $10. As of December 31, 2019, Patagonia held 1,000 common units which represented 10% of the total voting units outstanding. During the year ended December 31, 2020, the 1,000 common units were converted to 629,572 shares of the Company's common stock in connection with its merger with BioPharmX (See Note 3). As of September 30, 2021 and December 31, 2020, Patagonia owns 45 shares of the Company's common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. The Chief Operating Officer, Executive Vice President and Secretary and the Chief Financial Officer, Treasurer and Executive Vice President of the Company are partners of TardiMed. As of September 30, 2021, TardiMed holds 3,109,067 shares of common stock, which represents 8.4% of the total voting shares outstanding. During the year ended December 31, 2020, TardiMed contributed an additional $0.1 million in exchange for 142,392 preferred units. In connection with the Merger Agreement, these preferred units and dividends have converted into 1,819 shares of Series A preferred stock.  The Company reimbursed TardiMed $80,066 and $364,274 for management fees and reimbursed expenses for the nine month period ended September 30, 2021 and 2020, respectively.

Note 10. Subsequent Events

On November 2, 2021, the Company announced it had entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto (the “Representative”), relating to the public offering, issuance and sale of 21,325,000 shares of its common stock and, to certain investors, pre-funded warrants to purchase 2,112,500 shares of common stock, and accompanying warrants to purchase up to an aggregate of 23,437,500 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying common warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The warrants are immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance.

H.C. Wainwright & Co., LLC also exercised its over-allotment option, pursuant to the underwriting agreement, to purchase an additional 3,515,625 shares of common stock and 3,515,625 warrants to purchase common stock at the public offering price per share and per warrant less the underwriters’ discounts and commissions. After giving effect to the sale of 3,515,625 additional shares pursuant to the exercise of the option that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by the Company in the offering increased to 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.6 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.33 per share.

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

On July 1, 2020, we announced that all 11 sites across the United States and Australia in the Phase 2b CONTROL study evaluating TMB-001 in patients with moderate to severe CI were enrolling patients. As of December 31, 2020, all sites participating in a Phase 2b clinical trial evaluating TMB-001 were opened and enrolling patients. On May 31, 2021, we completed patient enrollment in the Phase 2b clinical trial with 34 patients randomized. On October 7, 2021, we announced top line data from the TMB-001 Phase 2b trial. The data demonstrated a reduction in targeted and overall severity of CI in patients treated with topical IPEG™ TMB-001 (topical isotretinoin). Top-line results including descriptive statistics are described below:

●	In the per protocol population (the “PP population”), 100 percent (nominal p = 0.04 ) and 40 percent (nominal p= ns ) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 40 percent in the vehicle group.
●	In the ITT population, 64 percent (nominal p =0.17 ) and 40 percent (nominal p =ns ) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 33 percent in the vehicle group.
●	In the PP population, 100 percent (nominal p =0.002 ) and 60 percent (nominal p =ns ) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 10 percent in the vehicle group.
●	In the ITT population, 55 percent (nominal p =0.02 ) and 40 percent (nominal p =ns ) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 8 percent in the vehicle group.
●	TMB-001 was generally well tolerated with a similar incidence of adverse events (AEs) across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events (SAE)

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

As of April 30, 2021, all sites participating in a Phase 2b clinical trial evaluating TMB-002 were opened and are currently enrolling patients. Site activation and patient enrollment and data collection have been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. Currently, we can confirm that recruitment has been finalized on the TMB-002 Phase 2b trial with a total of 114 consented (108 randomized) patients. We expect to review top line results from this trial in the third quarter 2022.

On March 17, 2021, we announced that AFT Pharmaceuticals Limited (“AFT”), one of our development partners, entered into a license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of FAs associated with TSC in Europe. Pursuant to the AFT Licensing and Development Agreement, we are entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The current transaction with Desitin is included in the scope of this provision and as such in the third quarter of 2021 the Company has received €250,000 related to an upfront milestone payment paid to AFT by Desitin during the quarter ended September 30, 2021 and has recorded approximately $0.3 million in these financial statements.

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

In connection with, and immediately prior to the completion of, the Merger, we effected a reverse stock split of our common stock, at a ratio of 1-for-12 (the “Reverse Stock Split”). Under the terms of the Merger Agreement, after considering the Reverse Stock Split, we issued shares of common stock to Timber Sub’s unitholders at an exchange rate of 629.57 shares of common stock for each Timber Sub common unit outstanding immediately prior to the Merger. In connection with the Merger, we changed our name from “BioPharmX Corporation” to “Timber Pharmaceuticals, Inc.,” and the business conducted by the Company became the business conducted by Timber Sub.

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

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors, the Company issued to such purchasers, on May 22, 2020, warrants to purchase 413,751 shares of our common stock (the “Bridge Warrants”) which have an exercise price of $0.33 per share, subject to full ratchet anti-dilution and adjustment if shares are sold for a price less than the exercise price of the warrants.

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

Corporate History

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, Timber’s operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. Since inception, we have financed our operations with net proceeds totaling a net of $34.5 million through capital contributions.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2021, our net loss was $7.8 million. As of September 30, 2021, we had an accumulated deficit of $26.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”).

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet probable, and no milestone payments have been accrued at September 30, 2021 and December 31, 2020.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of the TMB-003 License, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021 and December 31, 2020.

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

The development of the Pascomer product is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of the Pascomer product in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We are responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We are also entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  In March 2021 the Company announced that its development partner, AFT Pharmaceuticals Limited has signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® (TMB-002 topical rapamycin) for the treatment of facial angiofibromas (FA) associated with Tuberous Sclerosis Complex (TSC) in Europe. The Company received €250,000 related to an upfront milestone payment paid to AFT by Desitin during the quarter ended September 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of the AFT License. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021 and December 31, 2020.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change $	Change %

Grant revenue	$225,128	$324,521	$(99,393)	(31)%
Milestone revenue	41,846	—	41,846	N/A
Total revenue	266,974	324,521	(57,547)	N/A
Research and development	1,974,193	685,207	1,288,986	188%
Selling, general and administrative	1,296,641	1,233,849	62,792	5%
Loss from operations	(3,003,860)	(1,594,535)	(1,409,325)	88%
Change in fair value of warrant liability	—	4,423,833	(4,423,833)	(100)%
Gain (loss) on foreign currency exchange	(1,544)	7,197	(8,741)	(121)%
Net loss	(3,005,404)	2,836,495	(5,841,899)	(206)%
Cumulative dividends on Series A preferred stock	(36,685)	(36,685)	—	—%
Net loss attributable to common stockholders	$(3,042,089)	$2,799,810	$(5,841,899)	(209)%

Grant and milestone revenue

During the three months ended September 30, 2021 and 2020, we recognized revenue of $266,974 and $324,521, respectively. The revenue consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001 and from milestone for a licensing agreement with AFT.

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

Pursuant to the AFT Licensing and Development Agreement, we are entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The current transaction with Desitin is included in the scope of this provision and as such in the third quarter of 2021 the Company has received €250,000 related to an upfront milestone payment paid to AFT by Desitin during the quarter ended September 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Operating costs and expenses

Research and development expense

During the three months ended September 30, 2021 and 2020, research and development expenses were $2.0 and $0.7 million respectively. Research and development expenses are primarily related to costs incurred related to our Phase 2b clinical trial of TMB-001 and TMB-002, such as CRO direct and pass-through expenses.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to it by Timber’s vendors and collaborators.

General and administrative expense

During the three months ended September 30, 2021, general and administrative expense was $1.3 million compared to $1.2 million for the three months ended September 30, 2020. The increase in general and administrative expenses of approximately $0.1 million was due to increased overhead expenses.

Other income (expense)

Change in fair value of warrant liability

During the three months ended September 30, 2021 and 2020, respectively, other income was zero and $4.4 million. For the three months ended September 30, 2020, other income primarily consisted of $4.4 million for the change in fair value of our warrant liability.

Income Taxes

The Company did not record tax expense for the three-months ended September 30, 2021 due to the Company’s loss position and full valuation allowance. The Company did not record tax expense for the three-months ended September 30, 2020 as the Company was a non-taxable flow-through entity for US federal income tax purposes through May 18, 2020 and the Company’s loss position and full valuation allowance through September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change $	Change %

Grant revenue	$400,789	$351,428	$49,361	14%
Milestone revenue	295,738	—	295,738	N/A
Total revenue	696,527	351,428	345,099	98
Research and development	4,623,811	2,239,607	2,384,204	106%
Research and development - license acquired	—	12,371,332	(12,371,332)	(100)%
Transaction costs	—	1,501,133	(1,501,133)	(100)%
Selling, general and administrative	3,918,042	2,745,728	1,172,314	43%
Loss from operations	(7,845,326)	(18,506,372)	10,661,046	(58)%
Interest expense	—	(4,416,746)	4,416,746	(100)%
Interest income	—	816,655	(816,655)	(100)%
Change in fair value of investment in BioPharmX	—	559,805	(559,805)	(100)%
Change in fair value of warrant liability	—	5,607,293	(5,607,293)	(100)%
Gain (loss) on foreign currency exchange	(541)	11,651	(12,192)	(105)%
Net loss	(7,845,867)	(15,927,714)	8,081,847	(51)%
Accrued dividend on preferred stock units	—	(52,669)	52,669	(100)%
Cumulative dividends on Series A preferred stock	(108,858)	(53,831)	(55,027)	N/A
Net loss attributable to common stockholders	$(7,954,725)	$(16,034,214)	$8,079,489	(50)%

Grant and milestone revenue

For the nine months ended September 30, 2021, revenue was approximately $696,527 compared to $351,428 revenue for the nine months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001 and from milestone for a licensing agreement with AFT. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds are available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. A six-month no cost extension was granted to Timber in September 2019 and ended in February 2020. During the course of each year for which the Grant is active, the Company submits its allowable expenses and is reimbursed up to the maximum amount of each installment. The Company received €250,000 related to an upfront milestone payment paid to AFT by Desitin during the nine months ended September 30, 2021 and has recorded approximately $0.3 million in these financial statements.

Operating costs and expenses

Research and development expense

For the nine months ended September 30, 2021, research and development expenses were $4.6 million compared to $2.2 million for the nine months ended September 30, 2020. The increase of $2.4 million is primarily related to increased costs incurred related to our Phase 2b clinical trial of TMB-001 and TMB-002, such as CRO direct and pass through expenses.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to it by Timber’s vendors and collaborators.

Research and development expense- license acquired

For the nine months ended September 30, 2021, the research and development expense – license acquired was zero compared to $12.4 million as of September 30, 2020, primarily related to our acquisition of BioPharmX.

Transaction Costs

For the nine months ended September 30, 2021, transaction costs were zero compared to $1.5 million as of September 30, 2020, consisting of legal and professional fees related to our acquisition of BioPharmX.

General and administrative expense

For the nine months ended September 30, 2021, general and administrative expense were $3.9 million compared to $2.7 million for the nine months ended September 30, 2020. The increase in general and administrative expenses of approximately $1.2 million was due to increased legal and professional fees of $0.1 million, increased personnel and related costs of $0.5 million due to increased headcount, and other overhead expenses of $0.6 million.

Liquidity and Capital Resources

Since inception, Timber has not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At September 30, 2021, we had working capital of approximately $1.7 million, which included cash of $3.4 million. We reported a net loss of $7.8 million during the nine months ended September 30, 2021.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020

Cash provided by (used in) continuing operations:
Operating activities	$(6,973,754)	$(6,601,885)
Investing activities	(17,803)	(2,659,214)
Financing activities	—	21,237,772
Net increase in cash and cash equivalents	$(6,991,557)	$11,976,673

Operating Activities

For the nine months ended September 30 2021, net cash used in operating activities was $7.0 million, which primarily consisted of our net loss of $7.8 million, adjusted for non-cash expenses of $0.3 million of stock-based compensation expense offset by the change in assets and liabilities of $0.3 million, which is primarily due an increase in accounts payable of $0.6 million and offset by a decrease in accrued expenses of $0.1 million and lease liability of $0.2 million.

For the nine months ended September 30, 2020, net cash used in operating activities was $6.6 million, which primarily consisted of our net loss of $15.9 million, adjusted for non-cash expenses of $14.4 million primarily consisting of, $12.4 million of research and development – licenses acquired, $4.2 million of amortization expense related to the Bridge Notes, $0.2 million of accrued interest on the Bridge Notes, offset by $1.2 million for the change in fair value of our warrant liability, $0.8 million for the amortization of our loan discount, and $0.6 million for the change in fair value of our investment in BioPharmX. The change in assets and liabilities of $0.8 million is primarily due to increases in prepaid insurance of $0.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $0.6 million.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was de minimis spending related to property and equipment.

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $2.7 million which primarily consisted of our loan to BioPharmX of $2.3 million and our payment of $0.7 million for research and development licenses, offset by the cash acquired with our acquisition of BioPharmX of $0.3 million.

Financing Activities

For the nine months Ended September 30, 2021, net cash provided by financing activities was zero.

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

Further, the Company has a class of Series A Preferred Stock which is currently subject to redemption at any time in whole or in part at the request of the holder, TardiMed. The redemption price is equal to approximately $2.0 million in the aggregate, including accumulated and unpaid dividends which accrue at the rate of 8% per annum. Redemption is subject to certain limitations under Delaware law, so that our ability to pay the redemption price to TardiMed is and may be limited.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of September 30, 2021 were sufficient only to satisfy our operating cash needs through the end of 2021. The Company received net proceeds of approximately $15.6 million from an underwritten public offering subsequent to September 30, 2021 and is currently evaluating the impact of the receipt of such funds on the length of time we will be able to satisfy our operating cash needs but still are potentially not sufficient to satisfy our operating cash needs for the twelve months after the filing of this Quarterly Report on Form 10-Q.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;

●	the dilutive effect of our outstanding securities;

●	the impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex and our anticipated Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis which is expected to commence in the second half of 2022;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the emergence and effect of competing or complementary products;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish; and the need to satisfy our payment obligations thereunder;

●	the cost and timing of completion of commercial-scale manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own;

●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;

●	the volatility of the price of our common stock;

●	acceptance of our products in our industry;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel.

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

As discussed above, the impact of the worldwide spread of COVID-19 has been unprecedented and unpredictable. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Eastern Europe. Currently, we can confirm that recruitment has been finalized on the TMB-002 Phase 2b trial with a total of 114 consented (108 randomized) patients. We expect to review top line results from this trial in the third quarter of 2022.

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

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal period ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not aware of any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 4, 2021.

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 4, 2021.

10.1

Offer Letter, dated September 27, 2021, by and between Joseph Lucchese and Timber Pharmaceuticals Inc (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on September 29, 2021).

31.1*

Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.

31.2*

Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.

32.2**	Certification of Principal Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2021.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

Timber Pharmaceuticals, Inc.

Date: November 15, 2021	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 15, 2021	By:/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)