Form 10-K
period 2021-12-31
Timber Pharmaceuticals, Inc.
filed 2022-03-31
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(973) 314-9577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TMBR	The NYSE American, LLC

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES ☐ NO ⌧

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. YES ☐ NO ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	⌧	Smaller Reporting Company	⌧
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

As of June 30, 2021, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $44.6 million, based upon the closing price of the Registrant’s common stock as reported on the NYSE American on June 30, 2021 of $1.22 Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2022, there were outstanding 63,696,836 shares of the registrant’s common stock, $0.001 par value.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;
●	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement (as defined below);
●	the dilutive effect of our outstanding convertible securities:
●	our ability to successfully complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agents in different jurisdictions;
●	the potential impact of outbreaks of communicable diseases, including the COVID-19 pandemic, and adverse global conditions, including political and economic uncertainty on our business, financial conditions, and results of operations, including on our clinical development plans and timelines;
●	the outcome, costs and timing of clinical trial results for our current or future product candidates;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	the volatility of the price of our common stock;
●	our ability to retain key executives;
●	our ability to internally develop new inventions and intellectual property;
●	acceptance of our products in our industry;
●	the accuracy of our estimates regarding expenses and capital requirements; and
●	our ability to adequately support growth.

ADDITIONAL NOTES

●	Timber Pharmaceuticals, Inc. and its consolidated subsidiaries are referred to herein as “Timber,” “the Company,” “we,” “us,” and “our,” unless the context indicates otherwise.

●	Amounts and percentages throughout this Annual Report on Form 10-K may reflect rounding adjustments and consequently totals may not appear to sum.

PART I

ITEM 1. BUSINESS

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), facial angiofibromas (“FAs”) in tuberous sclerosis complex (“TSC”), and sclerotic skin diseases. Our lead mid to late-stage programs are TMB-001 and TMB-002.  TMB-003 is our earliest stage program.

TMB-001

TMB-001, a patented topical formulation of isotretinoin using our patented IPEG™ delivery system, completed its Phase 2b clinical trial (the CONTROL study) in Q4 of 2021, for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. This study demonstrated a clinically meaningful reduction in targeted and overall severity of CI along with a favorable safety profile.  A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption.  The U.S. Food and Drug Administration (“FDA”) (through its Orphan Products Grant program) awarded us a $1.5 million grant to support clinical trials evaluating TMB-001.

There are currently no FDA approved treatments for CI, however, oral isotretinoin is commonly used off label. Isotretinoin was first approved in the United States by the FDA as ACCUTANE® and was formulated as an oral product to treat severe recalcitrant nodular acne. No topical forms of isotretinoin have ever been approved in the US. Although oral isotretinoin is used off label for patients with CI, common and potentially serious systemic side effects limit its utility as a chronic treatment. We believe a topical isotretinoin could potentially provide benefit to patients with CI without the systemic side effects. The systemic side effects of oral isotretinoin can include teratogenicity, pancreatitis, elevations of serum triglycerides, psychiatric disorders, and skeletal hyperostosis, among others.

In a proof-of-concept Phase 1/2- clinical trial, TMB-001 was found to be well tolerated and demonstrated evidence of an efficacy signal supported by improvement in the Investigator’s Global Assessment (“IGA”) scale and CI signs/symptoms at the end of Parts 1 and 2 of the Phase 1/2 trial. A favorable efficacy signal was further supported in Part 2 of the study where an overall IGA improvement was observable in about half the subjects initially treated with vehicle after receiving 4 weeks of treatment with TMB-001.

On October 7, 2021, we announced the completion of our Phase 2b trial in CI. The Phase 2b CONTROL study was a randomized, double-blind, vehicle-controlled study designed to assess the efficacy and safety of two concentrations of TMB-001 (0.05% and 0.1% isotretinoin) for the treatment of two distinct subtypes of moderate-to-severe CI (X-linked recessive and lamellar ichthyosis) in patients (n=33) nine years old or older. Subjects applied TMB-001 twice daily for 12 weeks. The primary endpoint was the reduction of targeted ichthyosis severity, determined by a 50 percent or greater reduction in the validated Visual Index for Ichthyosis Severity (“VIIS”) scaling score (or VIIS-50), a clinically meaningful change. Secondary endpoints included reduction in overall ichthyosis severity, as measured by a two-point improvement using the (IGA) scale, also considered to be a clinically relevant improvement. The study was not designed or powered for statistical analysis of the endpoints and was intended to provide information for future development.

Top-line results including descriptive statistics are described below:

●	In the per protocol (the “PP”) population, 100 percent (nominal p= .04) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 40 percent in the vehicle group.
●	In the intent to treat (the “ITT”) population, 64 percent (nominal p= 0.17) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 33 percent in the vehicle group.
●	In the PP population, 100 percent (nominal p=.002) and 60 percent (nominal p=ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 10 percent in the vehicle group.
●	In the ITT population, 55 percent (nominal p=.02) and 40 percent (nominal p=ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 8 percent in the vehicle group.
●	TMB-001 was generally well tolerated with a similar incidence of adverse events (AEs) across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events (SAE).

On February 3, 2022, we announced the successful completion of an End-of-Phase 2 meeting with the FDA that resulted in a clear path to progress to a pivotal Phase 3 study for TMB-001. The clinical development program for TMB-001 includes a Phase 3 study with an efficacy arm and a maximum use pharmacokinetic arm as well as a smaller bridging study required to bridge to the oral reference product. Based on FDA feedback at the End-of-Phase 2 meeting, we intend to initiate a pivotal Phase 3 study of TMB-001 in mid-2022.

On March 25, 2022, we announced a late-breaking presentation of a sub-analysis of the Company’s Phase 2b CONTROL study that evaluated TMB-001 was made by a third party at the American Academy of Dermatology 2022 Annual Meeting. The sub-type analysis found that TMB-001 0.05% demonstrated a substantially greater proportion of patients achieving VIIS-50 and ≥2-grade IGA improvement compared with vehicle regardless of subtype. Among enrolled patients (TMB-001 0.05% [n=11], 0.1% [n=10], and vehicle [n=12]), 55% had ARCI-LI and 45% XLRI subtypes.

On December 15, 2020, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) for a patent application covering TMB-001, (U.S. Patent Application No.: 15/772,456) and the application subsequently issued on March 2, 2021, as US 10,933,018.

On July 14, 2021, September 9, 2021, and September 17, 2021, we were granted patents for TMB-001 in Japan (No. 6901670), Australia (No. 2016346203), and China (No. ZL201680063866.4), respectively.  Additional patents are pending for TMB-001 in several other countries.

TMB-002

TMB-002, a proprietary topical formulation of rapamycin, is currently being evaluated in a Phase 2b clinical trial for the treatment of facial angiofibromas (“FAs”) in Tuberous Sclerosis Complex (“TSC”), a multisystem genetic disorder resulting in the growth of hamartomas in multiple organs. TSC results from dysregulation in the mTOR pathway, and as a topical mTOR inhibitor, TMB-002, marketed under the brand name Pascomer®, may address FAs in TSC without the level of systemic absorption of an oral agent. According to the Tuberous Sclerosis Alliance, one in 6,000 babies are born with TSC and nearly one million people are estimated to have TSC globally (approximately 50,000 in the U.S.). Common symptoms of TSC include skin lesions, cerebral pathology, seizures, renal pathology and retinal hamartomas. We believe there is a need for a simple, non-invasive treatment option of FAs. Pharmacologic treatment options include oral rapamycin (also known as sirolimus) for the treatment of renal and neurological manifestations of TSC and has been a treatment option for FAs as well, although the systemic side effects of oral rapamycin have limited its utility in the treatment of FAs.

Preclinical studies of TMB-002 have demonstrated a positive toxicity profile. We initiated a Phase 2b dose response study, evaluating the dose-dependent efficacy of TMB-002 in the treatment of FAs associated with TSC compared with vehicle.

As of April 30, 2021, all sites participating in a Phase 2b clinical trial evaluating TMB-002 were opened and are currently enrolling patients. Site activation and patient enrollment and data collection were impacted by the COVID-19 pandemic in the larger and longer TMB-002 study. Currently, we can confirm that recruitment has been finalized on the TMB-002 Phase 2b trial with a total of 114 consented (108 randomized) patients. We expect to receive top line results from this trial in the third quarter of 2022.

On March 17, 2021, we announced that AFT Pharmaceuticals Limited (“AFT”), our development partner for TMB-002, entered into a license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer® for the treatment of FAs associated with TSC in Europe. Pursuant to our licensing and development agreement, we are entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The current transaction with Desitin is included in the scope of this provision and as such in the third quarter of 2021 we received €250,000 related to an upfront milestone payment paid to AFT by Desitin during the quarter ended September 30, 2021, and recorded revenue of approximately $0.3 million in our financial statements.

TMB-003

The earliest stage product in our pipeline is TMB-003, a proprietary formulation of Sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist. It is currently in preclinical development as a locally applied formulation for the treatment of sclerotic skin diseases. The two disease areas under consideration include Lichen Sclerosis and Localized Scleroderma.

Lichen Sclerosis is a rare chronic disease of vulvae and perianal areas which affects approximately 160,000 women in the US (based on Timber estimates). Lichen Sclerosis affects both sexes but is predominant in women. It has a prevalence 0.1-1.7% of women and is diagnosed to a greater degree by gynecologists rather than dermatologists. Typically, there is a bimodal presentation of pre-pubertal girls and post-menopausal women. The condition is also associated with other autoimmune diseases in 28% of women (e.g., morphea, autoimmune thyroiditis, alopecia areata, vitiligo, pernicious anemia).

Lichen Sclerosis can significantly affect a patient’s quality of life. The condition can be disfiguring and extremely pruritic. It may also be a precursor to squamous cell carcinoma of the vulva and extremely painful.

There are currently no FDA approved treatments for any cutaneous symptoms of Lichen Sclerosis. Ultrapotent corticosteroid ointments (e.g., clobetasol) are used as primary therapy. Using ultrapotent steroids has shown a 96% improvement in symptoms but only 23% of patients return to normal skin, and 68% experience a partial return to normal skin highlighting an unmet need in this condition.

Scleroderma is a chronic connective tissue disease that is generally classified as one of the autoimmune rheumatic diseases. There are two major classifications of scleroderma: Localized Scleroderma and Systemic Sclerosis. While both types of scleroderma will have cutaneous symptoms, Systemic Sclerosis will also affect other organ systems. Localized Scleroderma manifests as an excess production of collagen resulting in a thickening of the skin and connective tissue affecting approximately 90,000 people in the U.S. and an estimated two million globally, according to the Scleroderma Foundation.

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

BPX-01 and BPX-04

In connection with the merger with BioPharmX Corporation on May 18, 2020, we acquired the BPX-01 and BPX-04 assets. BPX-01 is a Phase 3 ready topical minocycline for the treatment of inflammatory lesions of acne vulgaris. BPX-04 is a Phase 3 ready topical minocycline for the treatment of papulopustular rosacea. We are seeking to monetize these assets through a license, co-development, or sale. On September 15, 2020, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) for a Company patent application covering BPX-01 and BPX-04 (U.S. Patent Application No.: 16/514,459) and the application subsequently issued on January 5, 2021, as US 10,881,672.

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of shares of our common stock and, to certain investors, pre-funded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of our common stock. After giving effect to the sale of additional shares pursuant to the exercise of the option by H.C. Wainwright & Co., LLC that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering was 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying common warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”). Zachary Rome, a member of our board of directors and our former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license.  As of December 31, 2021,the potential regulatory and commercial milestones were not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an investigational new drug ("IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.

Acquisition of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, we entered into a license agreement with AFT which provides us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize the Pascomer® product in the United States, Canada and Mexico and (ii) a co-exclusive license to develop the Pascomer® product in this territory. Concurrently, we granted to AFT an exclusive license to commercialize the Pascomer® product outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions with respect to the matters related to the development and commercialization of Pascomer®, in which both the Company and AFT have the right to appoint two members. The committee is currently comprised of three members. We have final decision-making authority on all matters relating to the commercialization of Pascomer® in the specified territory and on all matters related to the development (and regulatory approval) of Pascomer®, with certain exceptions.

The development of Pascomer® is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of Pascomer® in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We are responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We are also entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements TMB-002, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial where the results of such clinical trial meet the clinical trial’s primary clinical endpoints.  In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.

Recent Developments

TMB-001 Patents

On March 2, 2021, we were granted a patent (US Patent No. 10,933,018) for TMB-001.

On, February 8, 2022, we submitted a request to register a further pending Chinese divisional patent application (No. 202110920456.X) in Hong Kong.

Officer Resignation

On March 4, 2022, Zachary Rome stepped down from his positions as the Chief Operating Officer and Executive Vice-President of the Company. As a result of his resignation, Mr. Rome (i) was entitled to 79,326 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 52,884 VARs.  Mr. Rome continues to serve on the Company’s board of directors.  On March 4, 2022, Mr. Rome received 59,696 shares of common stock net upon exercise of the VARs after tax withholding.

Background of Topical Isotretinoin (TMB-001)

We are developing a treatment for CI with our product TMB-001, a topical isotretinoin ointment. CI is a large, heterogeneous family of inherited skin disorders of cornification resulting from an abnormality of skin keratinization. The main features of the disorder are scaling and often thickening of the skin.

TMB-001 leverages our patented IPEG™ delivery system. This technology was developed to topically deliver active pharmaceutical ingredients for which a precise cutaneous distribution is essential. The IPEG™ platform utilizes specific ratios of different molecular weight polyethylene glycols to target specific dermal delivery profiles. TMB-001 was designed to maximize delivery of isotretinoin into the pathologic layers of skin while minimizing any systemic absorption.

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

The primary objective of the Phase 2a study was to assess the safety and tolerability of topical TMB-001. Safety was assessed based on the incidence (severity and causality) of any local and systemic adverse events (AEs); number of subjects with presence (and severity) of each individual local skin reaction (LSR): stinging/burning, pain, and pruritus, collected at each time point for each Treatment Area; vital signs at Days 29, 57, and 84; and clinical laboratory tests (hematology, chemistry, and urinalysis) at Days 29, 57, and 84. 28 treatment-emergent adverse events (“TEAEs”) were reported in 14 (out of 19) subjects (seven out of ten for TMB-001 0.1% and 7/9 for TMB-001 0.2%). The most common TEAEs were in the General disorders and Administration Site Conditions System Organ Class (four out of ten for TMB-001 0.1% and three out of nine for TMB-001 0.2%), namely application site pruritus, application site irritation, and application site dermatitis. The majority of TEAEs were mild and deemed not related to test article in both groups. Of the 8 subjects with TEAEs that were possibly, probably, or definitely related to treatment (e.g., application site rash, application site irritation, dermatitis contact, application site dermatitis, application site pruritus, application site folliculitis, application site pain), all had interruptions or withdrawal of the study drug. Overall, the majority of burning/stinging, pain, and pruritus local skin reactions (“LSRs”) was mild or moderate for both Treatment Areas in the 0.1% and 0.2% groups with somewhat greater directional severity in the 0.2% group. In Part 1 for both treatment groups, there was a modest increase over time in LSRs in the Treatment Area that received Active compared with the Treatment Area that received vehicle, particularly for pruritus. In Part 2, subjects who continued to apply active test article did not generally have increased LSRs, however, there was a modest increase in the proportion of subjects that received vehicle in Part 1 who reported pruritus at Day 84 in both treatment groups. Reports of severe LSRs were low, but slightly higher in the areas that were treated with Active for 12 weeks. Pruritus was the most commonly reported LSR at Baseline and post-Baseline visits. In the 0.2% group, one subject had a serious adverse event (“SAE”), namely severe mental status change and 2 TEAEs (moderate gastroenteritis norovirus and moderate Clostridium difficile colitis) that led to study discontinuation but recovered/resolved by end of study and the adverse events were all deemed not related to test article. There were no clinically significant changes from Baseline in laboratory test results and vital signs to end of study (“EOS”) laboratory test results and vital signs, save for the one subject who discontinued due to an SAE (deemed unrelated to test article; mental status change due to acute encephalopathy, most likely secondary to the side effects of multiple medications with sedative side effects) and had an increase in blood triglycerides that were deemed clinically significant at the end of the study.

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

Completed Pre-Clinical Studies

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

Completed Phase 2b “CONTROL” Study

We initiated a Phase 2b randomized, parallel, double-blind, vehicle-controlled study in December 2019. The purpose of this study was to investigate the efficacy and safety of two concentrations of topically applied TMB-001 in subjects nine years of age and older. Patients had clinical diagnosis of CI and a genetic confirmation of either ARCI-LI (e.g., transglutaminase 1-deficient) or RXLI (e.g., deletion of steroid sulfatase gene) subtypes of CI. Patients had, at baseline, an affected body surface area between a minimum of 10% and maximum of 90% that was treated.

We have analyzed the primary endpoint using a validated tool called the Visual Index of Ichthyosis Severity (“VIIS”) that has been shared with the FDA. Common tools used to measure CI severity have either not been validated or if validated have used a very limited number of subjects and few expert graders.

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

On July 1, 2020, we announced that all 11 sites across the United States and Australia in the Phase 2b CONTROL study evaluating TMB-001 in patients with moderate to severe CI were enrolling patients. As of December 31, 2020, all sites participating in a Phase 2b clinical trial evaluating TMB-001 were opened and enrolling patients. On May 31, 2021, we completed patient enrollment in the Phase 2b clinical trial with 34 patients randomized. On October 7, 2021, we announced top line data from the TMB-001 Phase 2b trial. The data demonstrated a reduction in targeted and overall severity of CI in patients treated with topical IPEG™ TMB-001 (topical isotretinoin). Top-line results including descriptive statistics are described below:

●	In the per protocol population (the “PP population”), 100 percent (nominal p = 0.04) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 40 percent in the vehicle group.
●	In the intent to treat (the “ITT”) population, 64 percent (nominal p =0.17) and 40 percent (nominal p =ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 33 percent in the vehicle group.
●	In the PP population, 100 percent (nominal p =0.002) and 60 percent (nominal p =ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 10 percent in the vehicle group.
●	In the ITT population, 55 percent (nominal p =0.02) and 40 percent (nominal p =ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 8 percent in the vehicle group.
●	TMB-001 was generally well tolerated with a similar incidence of adverse events (AEs) across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events (SAE).

The key characteristics of the study that we designed included measuring the efficacy of TMB-001 on two scales, the VIIS and the IGA. The VIIS assessed improvements in well-defined, affected areas to allow unambiguous dose selection for the pivotal Phase 3 trial(s) and the IGA provided a broader perspective of the disease severity and therapeutic response. Given the FDA’s historical interest in IGA, and in agreement the FDA, Timber also used IGA as key secondary endpoint to determine overall diseases severity at baseline, throughout the study and at the end of the study visit.  IGA scores were dichotomized to “treatment success” or “treatment failure” where “treatment success” was defined as at least a 2-grade decrease in severity score relative to baseline at the end of study.  The VIIS areas were included in IGA assessment so that concordance between the two end points resulted in further validation of VIIS to be used uniquely in Phase 3 with the added knowledge of its fidelity and reproducibility.

Another key aspect of the Phase 2b study was that emollients and keratolytics were not allowed in the VIIS area, or any other area where the subject was applying the study drug. This could be accomplished because TMB-001 has demonstrated good skin occlusion, hydration and lubrication so that patients did not find the need to use other emollients in the treated areas during the study. This was important as the use of these agents can confound the results

In addition, we intend to generate additional preliminary data to assess the impact of TMB-001 treatment on quality of life of CI patients and generate preliminary data to support clinical meaningfulness of TMB-001 in the lives of CI patients. To that end, an age-appropriate Dermatology Quality of Life Index (“DLQI”), which is a dermatology-specific Quality of Life instrument will be used. Itch is a prominent feature in CI patients, so additionally pruritus was assessed with a self-administered Patient Reported Outcome questionnaire using the I-Numerical Rating Scale (“NRS “) at various visits.

On February 3, 2022, we. announced the successful completion of an End-of-Phase 2 meeting with the FDA that resulted in a clear path to progress to a pivotal Phase 3 study for TMB-001.  The clinical development program for TMB-001 includes a Phase 3 study with an efficacy arm and a maximum use pharmacokinetic arm, as well as a smaller bridging study required to bridge to the oral reference product.  Based on FDA feedback at the End-of-Phase 2 meeting, we intend to initiate a pivotal Phase 3 study of TMB-001 in mid-2022.

On March 25, 2022, we announced a late-breaking presentation of a sub-analysis of the Company’s Phase 2b CONTROL study that evaluated TMB-001, was made by a third party at the American Academy of Dermatology 2022 Annual Meeting. The sub-type analysis found that TMB-001 0.05% demonstrated a substantially greater proportion of patients achieving VIIS-50 and ≥2-grade IGA improvement compared with vehicle regardless of subtype. Among enrolled patients (TMB-001 0.05% [n=11], 0.1% [n=10], and vehicle [n=12]), 55% had ARCI-LI and 45% XLRI subtypes.

Competitive Landscape

There are currently no approved topical isotretinoin products available in the United States. We are currently aware of two other programs that are or were active in the CI space that may compete with  the TMB-001 program. The first program in development was the development of trifarotene, a tropical retinoid from Mayne Pharma International Pty. Mayne was conducting a phase 2 randomized, multi-center, double-blind, vehicle controlled, 90 day, safety, efficacy, and systemic exposure study followed by a 90 day open-label extension of trifarotene cream (CD5789) in adults and adolescents with autosomal recessive ichthyosis with lamellar scale.  As of September 2021, this study has been terminated for futility (NCT03738800). With the termination of this trial, TMB-001 is the only topical retinoid in development for CI in the United States and assuming a successful Phase 3 program, has the possibility to be a first to market therapy.

The second program in development is from Krystal Biotech, whose product KB105, is currently the subject of an ongoing phase 1/2 clinical trial for the treatment of TGM1-deficient ARCI. KB105, a replication-incompetent, non-integrating HSV-1 vector expressing human transglutaminase 1 (TGM1) formulated as a topical gel. The Phase 1/2 study is an open label, single group, intra-patient comparison of KB105 and placebo-administered target areas. Up to six adult subjects are planned for the Phase I portion of this study. Patients will be evaluated for safety, and target areas will be assessed individually with the IGA and VIIS scales. Target areas will be imaged and evaluated for safety and efficacy. Subjects will be on-trial for approximately 3.5 months.  As of September 2021, the trial was active but had not begun recruiting (NCT04047732). It is the belief of management that the TMB-001 program is significantly more advanced the KB105 program in terms of development timelines.  We believe that the TMB-001 program has additional key differentiators that we believe to be relevant including: a broader range of disease states being studied (Lamellar Ichthyosis including the TGM1mutations but also other mutations and X-Linked Ichthyosis); a topical formulation versus gene therapy and a known mechanism of action in the disease.

Background of Topical Rapamycin (TMB-002 / Pascomer®)

We are developing a treatment for FAs with our product TMB-002, a topical rapamycin cream. TSC is a rare autosomal dominant inherited neurocutaneous disorder that causes tumors to form in many different organs, usually observed in the brain, eyes, heart, kidney, skin and lungs.

Ongoing Phase 2b Study

A Phase 2b dose-ranging study evaluating the safety and efficacy of 0.5% and 1.0% TMB-002 (Pascomer®) in FAs associated with TSC is currently underway. This Phase 2 multi-center, double-blind, placebo-controlled, randomized, parallel-group study is a dose-response comparison of the efficacy and safety of TMB-002 in male and female patients aged between six years and 65 years.

Eligible patients are diagnosed with TSC based on the clinical diagnostic criteria of the International Tuberous Sclerosis Complex Consensus Conference 2012 and presenting visible FA, with a FA severity score of 2 or 3 on the IGA.

The efficacy and safety assessments are being made at clinical visits, at baseline, through 26 weeks, and at 4 weeks after the last dose of study drug. The primary endpoint of the study is the percentage of patients successfully treated based on investigator blinded assessment using the IGA scale after 26 weeks of treatment. The study includes secondary endpoints of: time from the first dose to IGA success; change in IGA from baseline; change in the Facial Angiofibroma Severity Index (“FASI”) from baseline; percentage improvement in FA, as assessed by the participant or parent/caregiver; percentage improvement in the FA severity index (“FASI”), as assessed by the clinician and change in FA on a 5-point scale, as assessed by the participant or parent/caregiver.

The time-to-treatment success will be determined using Kaplan-Meier analyses and compared between each dose group and vehicle. Also, the secondary endpoints will assess change from baseline in IGA after 26 weeks of treatment and change from baseline in FASI after 26 weeks of treatment.

To understand the patients’ or caregiver’s perception of a therapeutic response, a patient or parent/caregiver’s improvement rating assessment from the first visit after the 26 weeks treatment will be determined.

The study is expected to generate data that will enable us to make appropriate dose selection for our Phase 3 studies.

Completed Studies

Since this product development program started, our partner, AFT, has sponsored two in vitro studies and two animal studies. The results of these studies indicate that topical rapamycin cream has an efficient skin absorption and penetrability profile and does not result in irritation upon ocular contact and is not a “contact sensitizer”. The long-term toxicity pre-clinical study found that rapamycin creams at concentrations of 0.1%, 1%, and 5% were well tolerated in minipigs and the no-observed-adverse-effect-level was 5%.  Mean blood concentrations generally increased with daily application, with increasing cream concentrations but the increases were not consistently dose proportional. The lower strength topical rapamycin formulations (1.0% and 0.5%) are being investigated in the ongoing Phase 2b clinical trial.

Competitive Landscape

Due to the absence of an FDA approved topical rapamycin, drug products containing the molecule is currently being compounded. Pharmacy compounding involves the preparation of customized medications for individual patients with specialized medical needs. Compounded drugs are not generally commercially available and with some exceptions cannot be made until an individual prescription is written. The regulatory oversight of pharmacy compounding is significantly less rigorous than that required for FDA-approved drugs; as such, compounded drugs may pose additional risks to patients. FDA-approved drugs are made and tested in accordance with good manufacturing practice regulations (“GMPs”), which are federal regulations that govern the production and testing of pharmaceutical products. In contrast, compounded drugs are exempt from GMPs, and testing to assess product quality is inconsistent. Unlike FDA-approved drugs, pharmacy-compounded products are not clinically evaluated for safety or efficacy. There are numerous studies that have demonstrated that compounded formulations can suffer from issues related to quality, potency and content uniformity. The cost of compounded rapamycin can also prove prohibitive for some patients.

There are at least two additional topical rapamycin products in development:

Nobelpharma has a topical rapamycin formulation that is approved solely in Japan at a lower strength (0.2%). This product has twelve months of stability at refrigerated conditions and would potentially require significant additional clinical work in Western populations to gain approval in the United States. and Europe.

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

In-Vitro, Preclinical Studies

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

As of December 31, 2021, we own or have licensed rights to at least 19 patents or patent applications, including at least 4 U.S. patent applications, and at least 15 international patent applications. All of our current patent applications related to our product candidates currently in development are projected to expire between 2031 and 2038, subject to any PTE that might be available in a particular jurisdiction.

TMB-001	TMB-002	TMB-003

°   WO 2017/074982 A1 – Isotretinoin Formulations and Uses and Methods Thereof

°   U.S. Patent No. 10,933,018 issued March 2, 2021

°   Patents also granted in Australia, Japan, and China

°   Claims were allowed in the USA

°   Pending applications and/or further divisional applications in Australia, Canada, China, Japan, EPO, Mexico, South Korea, and USA

°   U.S. Divisional Application No. 16/875,710 was filed in 2020

°   Protection through at least 2035

°   Freedom to Operate (FTO) complete

°   Expansion planned around dosing, PK, and other methods of use

°   AUS 2020277132 – formulation application licensed from AFT, with expansion planned around other methods of use

°   Will be converted to PCT and pursued in key countries

°   Priority date of November 2020

°   FTO complete

°   WO 2019/173215 A1 – Compositions and methods for treating cutaneous fibrosis

°   Pending in Australia, Brazil, Canada, China, EPO, Israel, Japan, Korea, and the USA

°   Priority date of March 2018

°   WO 2019/173219 – Compositions and methods for treating pigmentation disorders

°   Pending in the USA

°   Priority date of March 2018

°   Landscape search complete

°   Expansion planned around dosing, PK, and other methods of use

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

The process required by the FDA before a drug may be marketed in the United States generally involves:

●	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●	Performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication
●	Submission to the FDA of an NDA;
●	Satisfactory completion of an FDA advisory committee review, if applicable;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	Satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;
●	Payment of user fees; and
●	FDA review and approval of the NDA.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the approval application for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the approval application.

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

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates, and for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (CMOs) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing CMOs.

As we further develop our products, we expect to consider secondary or back-up manufacturers for both active pharmaceutical ingredient and drug product manufacturing. To date, our third-party manufacturers have met the manufacturing requirements for our product candidates in a timely manner. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet  our current needs, but we have not assessed these capabilities beyond the supply of clinical materials to date. We currently engage CMOs on a ‘‘fee for services’’ basis based on our current development plans.

Environmental, Social and Governance

Management and our Board are committed to corporate responsibility and recognize the importance of environmental, social and governance issues. including hiring, promotion and development practices. Our mission as an organization is to be patient-centric and develop innovative treatments to find solutions for patients suffering from rare and underserved dermatological diseases.

Human Capital

As of December 31, 2021, we had five full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.  As we build our organization, we will continue to focus on diversity, equity and inclusion across all aspects of our organization.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

●	We have a limited operating history and have never generated any product revenue.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates.
●	Outbreaks of communicable diseases, including the COVID-19 pandemic, and adverse global conditions, including political and economic uncertainty, may materially and adversely affect our business, financial condition and results of operations.
●	We will require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any of our product candidates.
●	We face significant competition from other biotechnology and pharmaceutical companies that currently are targeting medical dermatological indications that we are studying.
●	We rely on our license agreement and acquisition agreements to provide rights to certain intellectual property relating to certain of our product candidates and maintenance of our rights under those agreements requires substantial payments.
●	If we are unable to establish sales capabilities through third parties, we may not be able to market and sell our existing or future product candidates, if approved, or generate product revenue.
●	We rely on our management team and other key employees and will need additional personnel to grow our business.
●	Our business is subject to, and may be affected by, government regulation.
●	Any failure by us to protect our intellectual property rights or maintain the right to use certain intellectual property may negatively affect our ability to compete.
●	Failure to maintain effective internal controls over financial reporting could have a materially adverse effect on our business, operating results and stock price.

●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
●	Issuance of our common stock upon exercise of convertible securities may depress the price of our common stock.
●	If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2019, and since inception, we have incurred significant net losses. As of December 31, 2021, we had an accumulated deficit of approximately $28.9 million. We have financed our operations in the last two years with approximately $37 million through capital contributions and a bridge loan.

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

Even if we receive regulatory approval for any of our product candidates, we do not know when or if such product candidate will generate product revenue. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete pre-clinical studies and clinical trials and obtain and maintain regulatory approval for the marketing of our product candidates;
●	add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;
●	establish or maintain collaborations, licensing or other arrangements;
●	initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements;
●	launch commercial sales of our products, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems for our product candidates;
●	set an acceptable price for any approved product candidates and obtain coverage and adequate reimbursement from third-party payors;
●	achieve market acceptance of our products in the medical community and with third-party payors and consumers;
●	compete effectively against our current and future competitors;
●	manage the impact of public health issues, including the COVID-19 pandemic and adverse global conditions, including political and economic uncertainty; and
●	maintain, expand and protect our intellectual property portfolio.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of its future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was approximately $10.6 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of approximately $28.9 million.

TMB-001 has not been approved for marketing in the United States and may never receive such approval.  Although TMB-001 has an open IND and we are currently in the process of planning our Phase 3 pivotal study, TMB-001 may never receive FDA approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it.

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

We expect that our research and development expenses in connection with our development programs for our various product candidates will continue to be significant. We also are required to make substantial payments under the agreements under which we acquired our principal intellectual property rights.  In addition, as we prepare for and if we obtain regulatory approval for any of our product candidates, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have harmed and will continue to harm our financial position and working capital.

Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements as of December 31, 2021, expressing substantial doubt that we can continue as an ongoing business due to insufficient capital for us to fund our operations.

Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures will be devoted to the continued clinical evaluation and development of our lead product candidates TMB-001, TMB-002 and TMB-003 and the commercialization of such product candidates following regulatory approval, if received, as well as the continued clinical and preclinical evaluation of any of our other product candidates. Accordingly, our business currently depends heavily on the successful completion of our clinical trials and other development activities for our product candidates and subsequent regulatory approval and commercialization of such product candidates.

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

We have not submitted an NDA for any of our product candidates to the FDA or any comparable application to any other regulatory authority. Obtaining approval of an NDA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of any of our product candidates for many reasons, including:

●	We may not be able to demonstrate that any of our product candidates are safe or effective as a treatment for any of our currently targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;
●	the relevant regulatory authorities may require additional pre-approval studies or clinical trials which would increase our costs and prolong its development timelines;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;
●	the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our future pivotal Phase 3 clinical trials;
●	the contract research organizations and other vendors (collectively “CROs”) that we may retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact our clinical trials and ability to obtain market approvals;
●	the FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of these products outweigh their safety risks;
●	the FDA or other relevant regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of any product candidate, or may require that we conduct additional studies;
●	the FDA or other relevant regulatory authorities may not accept data generated from our clinical trial sites;
●	if our NDA or other foreign application is required to be reviewed by an advisory committee;
●	the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of such application or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	the FDA or other relevant regulatory authorities may require development of a REMS, or its equivalent, as a condition of approval;
●	the FDA or other relevant regulatory authorities may require additional post-marketing studies and/or a patient registry, which would be costly;
●	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data supporting our NDA insufficient to support the approval of our product candidates;
●	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
●	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

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

The Company has a class of Series A Preferred Stock, as to which the holder, TardiMed, has demanded redemption. The redemption price is equal to approximately $2.1 million in the aggregate, including accumulated and unpaid dividends which accrue dividends at the rate of 8% per annum. Redemption is subject to certain limitations under Delaware law, so that our ability to effect the redemption demanded by TardiMed is limited in our current financial situation.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States corporations operating on a global basis as a result of tax reform or changes to existing trade agreements or tax conventions, or inflation, could adversely impact our business in a number of ways, including longer sales cycles, lower prices for our products, reduced licensing renewals, customer disruption or foreign currency fluctuations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our lead product candidates, TMB-001, TMB-002 and TMB-003, as well as any of our other product candidates. We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near-and long-term, will depend on many factors, including, but not limited to:

●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our planned Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as our ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patents and other intellectual property rights, the cost of maintaining our intellectual property rights under our current license agreements and acquisition agreements;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
●	the effect of competing market developments;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of our products are approved for commercial sale;
●	the cost of establishing sales, marketing and distribution capabilities for our products through third parties if approved for commercial sale; and
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale.

We believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth  quarter of calendar year 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any product candidate, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

Our inability to obtain additional financing could adversely affect our ability to continue our drug development programs and could negatively impact the timing of our clinical results.

Our ability to meet our obligations and continue the research and development of our product candidates is dependent on our ability to continue to raise adequate financing. We may not be successful in obtaining such additional financing in the amount required at any time, or for any period, or, if available, that it can be obtained on terms satisfactory to us. In the event that we are unable to obtain such additional financing, we may be unable to continue our drug development programs and we may have to tailor such programs for our drug candidates based on the amount of funding we raise which could negatively impact the timing of our clinical results. In addition, we could be required to cease our operations.

Raising additional funds by issuing equity securities may cause dilution to existing equity holders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital by issuing equity securities, existing equity ownership may experience substantial dilution, and the securities may include preferred shares with liquidation or other preferences that could harm the rights of our securityholders.  Additionally, any agreements for future debt or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming our stock or making investments.

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

As of March 15, 2022, we had 63,696,836 shares of common stock issued and outstanding, outstanding, warrants to purchase 44,282,692 shares of common stock at a weighted average exercise price of $1.31 and outstanding stock options to purchase 2,696,473 shares of common stock at a weighted average exercise price of $1.087 per share. In addition, we have outstanding value appreciation rights convertible into an aggregate of 359,486 shares of common stock. All warrants and stock options are convertible, or exercisable into, one share of common stock. The issuance of shares of our common stock upon the exercise of outstanding convertible securities could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

Our license agreement and acquisition agreements with AFT and Patagonia obligate us to make certain milestone payments prior to the time in which we will be generating revenue.

We are obligated to pay certain milestone payments to AFT and Patagonia pursuant to their license agreement and acquisition agreements. Zachary Rome, a member of our board of directors and former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.   AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-002, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial where the results of such clinical trial meet the clinical trial’s primary clinical endpoints.  Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being a payment of $4.0 million upon initiation of a Phase 3 pivotal trial, as agreed with the FDA. Patagonia is also entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA.

Because certain of the milestone payments payable by us to AFT and Patagonia are due upon certain events related to the development and regulatory approval of its product candidates, we will be required to make such payments prior to the time at which we are able to generate revenue, if any, from sales any of our product candidates, if approved. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves. If we are unable to raise additional funds or maintain sufficient liquidity to make our payment obligations if and when they become due, we may be in material breach of our license and acquisition agreements and our counterparties may seek legal action or remedies against us, which would harm our business, financial condition, results of operations and prospects.

Our stock price can be volatile, which increases the risk of litigation, and may result in a significant decline in the value of your investment.

Since the completion of the Merger on May 18, 2020, the market price of our common stock has varied between a high of $6.12 and a low of $0.24. The trading price of our common stock has historically been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;
●	changes in the market valuations, stock market prices and trading volumes of similar companies;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	the issuance of new equity securities pursuant to a future offering, including potential issuances of preferred stock;
●	general economic conditions and trends;
●	major catastrophic events, including the effects of COVID-19 or possible effects from adverse global conditions, including political and economic uncertainty;
●	sales of large blocks of our stock;
●	additions or departures of key personnel;
●	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
●	regulatory developments in the United States and other countries;
●	failure of our common stock to maintain their listing on the NYSE American or other national market system;
●	potential litigation matters or disputes;
●	changes in accounting principles; and
●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

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

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and nonclinical testing and clinical studies, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. The FDA regulates small molecule chemical entities as drugs, subject to an NDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”). The FDA applies the same standards for biologics, requiring an IND application, followed by a Biologic License Application, or BLA, prior to licensure. Other products, such as vaccines, are also regulated under the Public Health Service Act. The FDA has conflated the standards for approval of NDAs and BLAs so that it requires the same types of information on safety, effectiveness, and CMCs. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

We have licensed certain intellectual property relating to certain of its product candidates from AFT Pharmaceuticals Limited, or AFT, through a license agreement. We have acquired the rights to certain intellectual property relating to certain of its product candidates from Patagonia through two acquisition agreements. If, for any reason, our license agreement or acquisition agreements are terminated or we otherwise lose those rights, it would harm our business. In addition to financial obligations, our license agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. Our acquisition agreements impose on us obligations and restrictions relating to development, commercialization, funding, sublicensing, non-competition, intellectual property protection, payment and royalties and other matters. If we breach any material obligations, or use the intellectual property licensed to or acquired by us in an unauthorized manner, we may be required to pay damages to our collaborators and such collaborators may have the right to terminate the applicable licenses or rights, as applicable, which would result in us being unable to develop, manufacture and sell one or more of our product candidates, if approved. In addition, under the license agreement, the licensor has the first right to file, prosecute (including any post-grant proceeding) and maintain all licensed patents, and we may not have any control over such actions unless such licensor elects not to exercise our rights.

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

As of December 31, 2021, we had five employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from its day-to-day activities, including the additional requirements on management as a public company, and devote a substantial amount of time to managing these growth activities. Our future financial performance, ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

We may seek to identify and acquire or in-license novel product candidates in the medical dermatology field. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●	potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
●	potential product candidates may not be effective in treating their targeted diseases; or
●	the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, or incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected acquisition or integration costs.

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

In the future, may decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidates in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because such product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, it can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

Part of our business strategy involves potential expansion internationally with third-party collaborators to seek regulatory approval for its product candidates outside the United States. Doing business internationally involves a number of risks, including but not limited to:

●	multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
●	failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
●	difficulties in managing foreign operations;
●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

●	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
●	reduced protection for intellectual property rights;
●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●	failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, or U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.

We face a potential risk of product liability as a result of the clinical testing of our drug candidates and will face much greater risk if we commercialize our drug candidates. For example, we may be sued if any product we develop or any materials that we use in our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our drug candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	the inability to commercialize our drug candidates; and
●	a decline in the value of our common stock.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete, can fail for many reasons, and is inherently uncertain as to outcome. We have not previously submitted an NDA to the FDA or similar drug approval filings to comparable non-U.S. regulatory authorities for any product candidates.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we are required to conduct additional clinical studies or other testing of our product candidates beyond the studies and testing that we contemplate, (2) we are unable to successfully complete clinical studies of our product candidates or other testing, (3) the results of these studies or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, in addition to incurring additional costs, may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;

●	receive shorter periods of exclusive rights to commercialize our product candidates and experience greater and more competition from products from our competitors;
●	obtain approval for indications or patient populations that are not as broad as we intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing or other requirements; or
●	be required to remove the product from the market after obtaining marketing approval.

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

We may not be able to meet requirements for the chemistry, manufacturing and control of our drug product candidates.

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes synthesizing the active ingredient, developing an acceptable formulation, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing and control (“CMC”) requirements is a complex task that requires specialized expertise. If we are not able to meet the CMC requirements, we may not be successful in getting our products approved.

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

There are currently no approved topical isotretinoin products available in the United States. We are currently aware of two other programs that are or were active in the CI space that may compete with the TMB-001 program. The first program in development was the development of trifarotene, a tropical retinoid from Mayne Pharma International Pty. Mayne was conducting a phase 2 randomized, multi-center, double-blind, vehicle controlled, 90 day, safety, efficacy, and systemic exposure study followed by a 90 day open-label extension of trifarotene cream (CD5789) in adults and adolescents with autosomal recessive ichthyosis with lamellar scale. As of September 2021, this study has been terminated for futility (NCT03738800). With the termination of this trial, TMB-001 is the only topical retinoid in development for Congenital Ichthyoses in the US and assuming a successful Phase 3 program has the possibility to be a first to market therapy.

The second program in development is from Krystal Biotech, whose product KB105, is currently the subject of an ongoing Phase 1/2 clinical trial for the treatment of TGM1-deficient ARCI. KB105, a replication-incompetent, non-integrating HSV-1 vector expressing human transglutaminase 1 (TGM1) formulated as a topical gel. The Phase 1/2 study is an open label, single group, intra-patient comparison of KB105 and placebo-administered target areas. Up to six adult subjects are planned for the Phase I portion of this study. Patients will be evaluated for safety, and target areas will be assessed individually with the IGA and VIIS scales. Target areas will be imaged and evaluated for safety and efficacy. Subjects will be on-trial for approximately 3.5 months. As of September 2021, the trial was active but had not begun recruiting (NCT04047732). It is the belief of management that the TMB-001 program is significantly more advanced the KB105 program in terms of development timelines. We believe that the TMB-001 program has additional  key differentiators that we believe to be relevant including a broader range of disease states being studied (Lamellar Ichthyosis including the TGM1mutations but also other mutations and X-Linked Ichthyosis); a topical formulation versus gene therapy and a known mechanism of action in the disease

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

Our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize therapies that are competitive with other products in the market;
●	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
●	attract qualified scientific, product development and commercial personnel;
●	obtain patent or other proprietary protection for our technologies and product;
●	obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies and OTC products and treatments;
●	successfully commercialize our product candidates, if approved;
●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

The availability of our competitors’ products could limit the demand and the price we are able to charge for any product candidate we develop. The inability to compete with existing or subsequently introduced drugs or OTC treatments would have an adverse impact on our business, financial condition and prospects.

If the market opportunities for our product candidates are smaller than we believe them to be, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

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

In addition, later discovery of previously unknown problems with our products, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse results, including:

●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing clinical studies;
●	requirements to institute a REMS to monitor safety of the product post-approval;
●	warning letters issued by the FDA or other regulatory authorities;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products, fines, restitution or disgorgement of profits or revenue;
●	suspension, revocation or withdrawal of marketing approvals;
●	refusal to permit the import or export of our products; and
●	injunctions or the imposition of civil or criminal penalties.

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

Clinical studies of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical studies. Consequently, it is possible that our clinical studies may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of any of our product candidates, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

●	regulatory authorities may withdraw their approval of the drug or seize the drug;
●	we may be required to recall the drug or change the way the drug is administered;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a "black box" warning or a contraindication;
●	we may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients;
●	the drug may become less competitive; and
●	our reputation may suffer.

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

There are risks associated with scaling up manufacturing to commercial scale. If our contract manufacturers are unable to manufacture our drug candidates on a commercial scale, this could potentially delay regulatory approval and commercialization or materially adversely affect our results of operations.

There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, and lot consistency. We have limited experience contracting with third parties to manufacture our drug candidates and will need to be able to successfully do so. Even if we obtain regulatory approval for our drug candidates, there is no assurance that our contract manufacturers will be able to manufacture the approved products to specifications acceptable to the FDA or other regulatory authorities, to produce them in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of approved products for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we obtain approval to commercialize any of our products outside of the United States, a variety of risks associated with international operations could harm our business.

If any of our product candidates is approved for commercialization outside of the United States, we expect that we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals and rules governing drug commercialization and manufacturing in foreign countries;
●	reduced or no protection of intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign reimbursement, pricing and insurance regimes;
●	foreign taxes;
●	any foreign partners or collaborators not fulfilling their respective regulatory reporting requirements and any foreign regulatory authorities taking actions with respect to such failures, which would be reportable to the FDA;
●	any foreign partners or collaborators not informing us of any new post-marketing safety signals in a timely manner;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential noncompliance with the FCPA, the U.K. Bribery Act or similar anti-bribery and anticorruption laws in other jurisdictions;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Legislative and regulatory changes may increase the difficulty and cost for us to obtain marketing approval of and commercialize our drug candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell our drug candidates. In particular, legislative and regulatory proposals have been made to reduce government reimbursements for drugs, expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

Both Congress and the Centers for Medicare & Medicaid Services ("CMS"), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. There have been legislative proposals to repeal the ‘non-interference" provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

The 21st Century Cures Act made changes to the FDA approval process for drugs and medical devices. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our business also may be affected by legislative and regulatory changes at the state and local level.  For example, several states have adopted or are considering adopting laws that require reporting of payments to healthcare professionals and/or require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce its profitability.

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

We may seek rare pediatric disease designation for TMB-003 for the treatment of scleroderma. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our NDA for TMB-003. The FDA may determine that an NDA for TMB-003, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

●	moderate to severe scleroderma no longer meets the definition of a rare pediatric disease;
●	the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
●	the NDA is not deemed eligible for priority review;
●	the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
●	the NDA is approved for a different adult indication than the rare pediatric disease for which TMB-003 is designated.

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

We may seek third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, non-profit organizations, government agencies, and biotechnology companies. We are currently party to a limited number of such arrangements and have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving its product candidates currently pose, and will continue to pose, the following risks to it:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical study results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose it to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose it to litigation and potential liability;
●	disputes may arise between the collaborators and it that result in the delay or termination of the research, development or commercialization of its product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

●	result in costly litigation;
●	divert the time and attention of our technical personnel and management;
●	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;
●	require us to cease or modify our use of the technology and/or develop non-infringing technology; or
●	require us to enter into royalty or licensing agreements.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our drug candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms, in which case our business would be harmed.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results.

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

As of March 15, 2022, there were approximately 29 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The following table includes information as of December 31, 2021 for our equity compensation plans:

			Number of
			securities
	Number of	Weighted-average	remaining
	securities to be	exercise	available for
	issued	price of	future issuance
	upon exercise of	outstanding	under equity
	outstanding options,	options,	compensation
Plan Category	and Rights	and Rights	plans (2)
Equity compensation plans approved by security holders (1)	2,712,254	$1.087	1,971,846
Equity compensation plans not approved by security holders (3)	359,486	0.01	—
Total	3,071,740		1,971,846
(1)	The amounts shown in this row include (i) 2,696,473 shares underlying options issued under the Plan with a weighted average exercise price of $1.087 and (ii) 15,781 shares of common stock underlying legacy BioPharmX options issued under the 2014 Equity Incentive Plan and the 2016 Equity Incentive Plan with a weighted average exercise price of $75.27.
(2)	In accordance with the “evergreen” provision in the Plan, an additional 2,551,846 shares of our common stock were automatically made available for issuance on the first day of 2022, which represents 4% of the number of shares of common stock outstanding on December 31, 2021; these shares are excluded from this calculation.
(3)	Includes 359,486 shares of common stock underlying VARs.

ITEM 6. [RESERVED]

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

General

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our Company. This discussion and analysis should be read in conjunction with Item 8, "Financial Statements and Supplementary Data." Certain statements in this Item 7 constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, "Risk Factors," may cause our actual results, financial position, and cash used in operations to differ materially from these forward-looking statements

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC

(chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), facial angiofibromas (“FAs”) in tuberous sclerosis complex (“TSC”), and sclerotic skin diseases. Our lead mid to late-stage programs are TMB-001 and TMB-002. TMB-003 is our earliest stage program.

TMB-001, a patented topical formulation of isotretinoin using our patented IPEG™ delivery system, has completed its Phase 2b clinical trial for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin, in Q4 2021. This study demonstrated clinically meaningful reduction in targeted and overall severity of CI along with a favorable safety profile.  A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption. A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and preliminary efficacy of TMB-001, as well as minimal systemic absorption.

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

The product in its earliest stage in our pipeline is TMB-003, a proprietary formulation of Sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist. It is currently in preclinical development as a locally applied formulation for the treatment of sclerotic skin diseases. The two disease areas under consideration include: Lichen Sclerosis and Localized Scleroderma.

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

In addition, pursuant to the terms of the Securities Purchase Agreement, on May 22, 2020 we issued to the Investors warrants to purchase 413,751 shares of Common Stock (the “Bridge Warrants”) which had an exercise price of  $2.2362 per share, which was revised to $0.31 per share as a result of the November 2021 Offering.

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

In addition, certain restrictions contained in the Warrant Agreement and Securities Purchase Agreement were modified including restrictions on the Company’s ability to issue additional equity securities in connection with a financing and the Company’s ability to complete a fundamental transaction. Subject to certain restrictions detailed in the Warrant Waiver Agreement, the Company is now able to complete an equity financing or a fundamental transaction at any time after April 30, 2021. However, the Company remains restricted with respect to conducting variable rate transactions until May 18, 2023.

Further, in connection with the Warrant Waiver Agreement the Company agreed to immediately register 11,383,389 shares of common stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of December 31, 2021, 16,701,824 shares of common stock remain issuable upon exercise of the Series A Warrants.

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, Timber’s operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. We have financed our operations with $33.3 million through capital contributions over the past two years.

Since inception, we have incurred significant operating losses. For the year ended December 31, 2021, our net loss was $10.6 million.  As of December 31, 2021, we had an accumulated deficit of approximately $28.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Recent Developments

TMB-001 Patents

On March 2, 2021, we were granted a patent (US Patent No. 10,933,018) for TMB-001.

On February 8, 2022, we submitted a request to register a further pending Chinese divisional patent application (No. 202110920456.X) in Hong Kong.

Officer Resignation

On March 4, 2022, Zachary Rome stepped down from his positions as the Chief Operating Officer and Executive Vice-President of the Company. As a result of his resignation, Mr. Rome (i) is entitled to 79,326 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 52,884 VARs. Mr. Rome continues to serve on the Company’s board of directors.

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of shares of our common stock and, to certain investors, pre-funded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of our common stock. After giving effect to the sale of additional shares pursuant to the exercise of the option by H.C. Wainwright & Co., LLC that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering was 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying common warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance.

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”). Zachary Rome, a member of our board of directors and our former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an investigational new drug ("IND") with the FDA.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.

Acquisition of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, we entered into a license agreement with AFT which provides us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize the Pascomer® product in the United States, Canada and Mexico and (ii) a co-exclusive license to develop the Pascomer® product in this territory. Concurrently, we granted to AFT an exclusive license to commercialize the Pascomer® product outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions with respect to the matters related to the development and commercialization of Pascomer® , in which both the Company and AFT have the right to appoint two members. The committee is currently comprised of three members. We have final decision-making authority on all matters relating to the commercialization of Pascomer® pin the specified territory and on all matters related to the development (and regulatory approval) of Pascomer®, with certain exceptions.

The development of Pascomer® is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of Pascomer® in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We are responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We are also entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-002, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial where the results of such clinical trial meet the clinical trial’s primary clinical endpoints.  In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	Change $	Change %

Grant revenue	$590,794	$453,810	$136,984	30%
Milestone revenue	295,738	—	295,738	N/A %
Total revenue	886,532	453,810	432,722	95%
Research and development	6,149,586	2,733,026	3,416,560	125%
Research and development - license acquired	—	12,371,332	(12,371,332)	(100)%
Transaction costs	—	1,501,133	(1,501,133)	(100)%
Selling, general and administrative	5,387,164	4,060,186	1,326,978	33%
Loss from operations	(10,650,218)	(20,211,867)	9,561,649	(47)%
Interest expense	(15,551)	(4,416,746)	4,401,195	(100)%
Interest income	—	816,657	(816,657)	(100)%
Change in fair value of investment in BioPharmX	—	559,805	(559,805)	(100)%
Change in fair value of warrant liability	—	8,156,770	(8,156,770)	(100)%
Gain (loss) on foreign currency exchange	(3,619)	15,609	(19,228)	(123)%
Net loss before provision for income taxes	(10,669,388)	(15,079,772)	4,410,384	(29)%
(Benefit) provision for income taxes	(30,242)	37,842	(68,084)	(180)%
Net loss	(10,639,146)	(15,117,614)	4,478,468	(30)%
Accrued dividend on preferred stock units	—	(52,669)	52,669	(100)%
Cumulative dividends on Series A preferred stock	(129,992)	(90,516)	(39,476)	44%
Net loss attributable to common stockholders	$(10,769,138)	$(15,260,799)	$4,491,661	(29)%

Revenues

For the year ended December 31, 2021, grant revenue was approximately $0.6 million compared to $0.5 million for the year ended December 31, 2020. The increase in revenue of approximately $0.1 million consisted of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds were made available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively.

Milestone revenue for the year ended December 31, 2021, was approximately $0.3 million.  These revenues were related to an upfront milestone payment paid to AFT by Desitin to which Timber was entitled under the terms of the AFT License Agreement.

Operating Costs and Expenses

Research and Development Expense

For the year ended December 31, 2021, research and development expenses were $6.1 million compared to $2.7 million for the year ended December 31, 2020. The increase of $3.4 million is primarily related to increased costs incurred related to our Phase 2b and Phase 2a clinical trials of TMB-001 and TMB-002, respectively, such as CRO direct and pass-through expenses and the hire of a new Chief Medical Officer.

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

Research and Development Expense - License Acquired

For the year ended December 31, 2020, research and development expense – license acquired was $12.4 million related to our acquisition of BioPharmX.  There were no acquired licenses for the year ended December 31, 2021.

Transaction Costs

For the year ended December 31, 2020, transaction costs were $1.5 million consisting of legal and professional fees related to our acquisition of BioPharmX. There were no acquisition transaction costs for the year ended December 31, 2021.

General and Administrative Expense

For the year ended December 31, 2021, general and administrative expenses were $5.4 million compared to $4.1. million for the year ended December 31, 2020. The increase in general and administrative expenses of approximately $1.3 million was due to increased personnel and related costs including stock-based compensation of $0.4. million and increased in salary and benefits expense of $0.6 million due to increased headcount and other overhead expenses of $0.3 million of increased insurance costs of approximately $0.2 million.

Other Income (Expense)

Interest Expense

Interest expense was $0.02 million for the year ended December 31, 2021, which was due to interest charged for the Redeemable Series A convertible preferred stock under redemption, which started in November 2021.  For the year ended December 31, 2020,  interest expense was $4.4 million due to the amortization of the original issue discount related to the Bridge Notes.

Interest Income

For the year ended December 31, 2020, the interest income was $0.8 million due to the accrued interest and amortization of the OID related to the BioPharmX loan.  There was no interest income in 2021.

Change in Fair Value of BioPharmX

For the year ended December 31, 2020, the change in fair value of investment in BioPharmX resulted in a gain of $0.6 million.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2020, the change in fair value of warrant liability resulted in an unrealized gain of $8.2 million due to the decrease in share price during the period.

Comparison of the Quarters Ended December 31, 2021 and 2020

	Three Months Ended December 31,
	2021	2020	Change $	Change %

Grant revenue	$190,005	$102,382	$87,623	86%
Milestone revenue	—	—	—	N/A
Total revenue	190,005	102,382	87,623	86%
Research and development	1,525,775	493,399	1,032,376	209%
Selling, general and administrative	1,475,452	1,314,478	160,974	12%
Loss from operations	(2,811,222)	(1,705,495)	(1,105,727)	65%
Interest Expense	(15,551)	—	(15,551)	100%
Change in fair value of warrant liability	—	2,549,477	(2,549,477)	(100)%
Gain (loss) on foreign currency exchange	(3,075)	3,958	(7,033)	(178)%
Net (loss) income before provision for income taxes	(2,829,848)	847,940	(3,677,788)	(434)%
(Benefit) Provision for income taxes	(30,242)	37,842	(68,084)	(180)%
Net (loss) income	(2,799,606)	810,098	(3,609,704)	(446)%
Cumulative dividends on Series A preferred stock	(21,134)	(36,685)	15,551	(42)%
Net (loss) income attributable to common stockholders	$(2,820,740)	$773,413	$(3,594,153)	(465)%

Revenues

For the quarter ended December 31, 2021, grant revenue was approximately $0.2 million compared to $0.1 million for the year ended December 31, 2020. The increase in revenue of approximately $0.1 million is due to timing of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds were made available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to Timber pursuant to its TMB-001 Acquisition Agreement with Patagonia in February 2019. In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively.

There were no Milestone revenues for the quarters ended December 31, 2021 and 2020, respectively.

Operating Costs and Expenses

Research and Development Expense

For the quarter ended December 31, 2021, research and development expenses were $1.5 million compared to $0.5 million for the quarter ended December 31, 2020. The increase of $1.0 million is primarily related to increased costs incurred related to our Phase 2b and Phase 2a clinical trials of TMB-001 and TMB-002, respectively, such as CRO direct and pass-through expenses.

Research and development costs were primarily attributable to costs incurred in connection with our research activities and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

General and Administrative Expense

For the quarter ended December 31, 2021, general and administrative expenses were $1.5 million compared to $1.3 million for the quarter ended December 31, 2020. The increase in general and administrative expenses of approximately $0.2 million was due to increased personnel and related costs including stock-based compensation of $0.2 million due to increased headcount.

Other Income (Expense)

Interest Expense

Interest expense was $0.02 million for the quarter ended December 31, 2021, which was due to interest charged for the Redeemable Series A convertible preferred stock under redemption, which started in November 2021.  For the quarter ended December 31, 2020, there was no interest expense.

Change in Fair Value of Warrant Liability

For the quarter ended December 31, 2020, the change in fair value of warrant liability resulted in an unrealized gain of $2.5 million due to the decrease in share price during the period.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from its operations. At December 31, 2021, we had working capital of approximately $12.9 million, which included cash and cash equivalents of $16.8 million. We reported a net loss of $10.6 million, during the year ended December 31, 2021. During the year ended December 31, 2021, we raised net proceeds of $15.8 million from our offering of common stock and prefunded warrants. Our management believes that the Company’s existing cash and cash equivalents as of December 31, 2021 are sufficient to satisfy our operating cash needs into the fourth quarter of 2022.

Inflation has not had a significant impact on our historical operations, and we while we do not expect it to have a significant impact on our results of operations or financial condition in the near term, we have monitored and will continue to monitor, the cost of clinical trials and our operating expenses for the potential impact of inflation.

Cash Flows for the Year Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Cash provided by (used in) continuing operations:
Operating activities	$(9,314,160)	$(8,293,313)
Investing activities	(17,804)	(2,659,214)
Financing activities	15,791,810	21,244,147
Net increase in cash and cash equivalents	$6,459,846	$10,291,620

Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $9.3 million, which primarily consisted of our net loss of $10.6 million, adjusted for non-cash expenses of $0.9 million primarily consisting of, $0.6 of stock-based compensation and $0.3 million of amortization of the right of use assets. The change in assets and liabilities of $0.4 million is primarily due to increases in accounts payable and accrued expenses of $0.6 million and a reduction in the lease liability of $0.3 million.

For the year ended December 31, 2020 net cash used in operating activities was $8.3 million, which primarily consisted of our net loss of $15.1 million, adjusted for non-cash expenses of $7.7 million primarily consisting of, $12.4 million of research and development – licenses acquired, $4.2 million of amortization of debt discount related to the Bridge Notes, offset by $8.2 million for the change in fair value of our warrant liability, $0.8 million for the amortization of our loan discount, and $0.6 million for the change in fair value of our investment in BioPharmX. The change in assets and liabilities of $0.9 million is primarily due to increases in other current assets and a decrease in accounts payable, accrued expenses and other liabilities of $0.6 million.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was approximately $2.7 million which primarily consisted of our loan to BioPharmX of $2.3 million and our payment of $0.8 million for research and development licenses, offset by the cash acquired with our acquisition of BioPharmX of $0.3 million.

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was approximately $15.8 million which consisted of the net proceeds received from the issuance of common stock and pre-funded warrants from the November 2021 Offering.

For the year ended December 31, 2020, net cash provided by financing activities was approximately $21.2 million, which consisted of the net proceeds received from the issuance of common stock related to our financing of $17.5 million and the proceeds received from our Bridge Notes of $3.7 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our pipeline of programs. Our expenses related to clinical trials are expected to increase in 2022.  Furthermore, we expect to continue to incur costs as a public company. Accordingly, we will need to obtain additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our research and development expenses in connection with our development programs for our various product candidates will continue to be significant. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

On July 17, 2020, we entered into an Amended and Restated Registration Rights Agreement (as amended, the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants. In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, we were restricted from various financing activities until August 16, 2022. On November 19, 2020 we entered into a warrant waiver agreement with the investors revising the restriction date to April 30, 2021, except with respect to variable rate transactions. We remain restricted with respect to conducting variable rate transactions until May 18, 2023.

On July 5, 2019, we entered into a license agreement with AFT which provides us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize the Pascomer® product in the United States, Canada and Mexico and (ii) a co-exclusive license to develop the Pascomer® product in this territory. Concurrently, we granted to AFT an exclusive license to commercialize the Pascomer® product outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-002, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial where the results of such clinical trial meet the clinical trial’s primary clinical endpoints.  In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively.  Management believes that in 2022 AFT may achieve certain regulatory achievements that would require the Company to make a $1.0 million milestone payment, but certainty of regulatory achievement is not assured.

The Company has a class of Series A Preferred Stock as to which the holder TardiMed has demanded redemption.  The redemption price is equal to approximately $2.1 million in the aggregate, at December 31, 2021, including accumulated and unpaid dividends which accrue dividends at the rate of 8% per annum.  Redemption is subject to certain limitations under Delaware corporate law due to our current financial condition.  As a result of the call for redemption, the Series A Preferred Stock has been reclassified as a liability at December 31, 2021. Dividends will continue to accrue and will be recorded as non-cash interest expense in the Statement of Operations rather than to additional-paid-in-capital in 2022.

In addition, under the terms of the TMB 001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB 001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones were not yet considered probable at December 31, 2021 and December 2020, respectively, and no milestone payments have been accrued at December 31, 2021 or 2020, respectively. Management believes that the first $4.0 million milestone payment will likely become payable during 2022.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of December 31, 2021 are sufficient to satisfy our operating cash needs into the fourth quarter of 2022.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations;
●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our planned Phase3 clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products;
●	our ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities , if any of our products are approved for commercial sale;;
●	the cost of establishing sales, marketing and distribution capabilities for the Company’s products in regions where we choose to commercialize our products on our own if approved for commercial sale;
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;
●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

The impact of the worldwide spread of COVID-19 has been unprecedented and unpredictable. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Western Europe. We are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and our assessment of the impact of COVID-19 may change.

Critical Accounting Policies and Significant Estimates

Research and Development

Research and development costs, including in-process research and development acquired as part of an asset acquisition for which there is no alternative future use, are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.  Certain research and development costs are estimated based on contractual arrangements.

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

Valuation of Warrant Liabilities

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company issued Series A Warrants to purchase 8,384,764 shares of its common stock to investors in connection with the $20 million financing in May 2020, and recorded these outstanding warrants as a liability at fair value utilizing a Monte Carlo simulation model. As further described in Note 6, the fair value of the warrants issued by the Company in connection with the $5.0 million Bridge Notes has been estimated using a probability-weighted Black-Scholes option pricing model. Upon consummation of the Merger the Series B Warrants were classified as equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the years ended December 31, 2021 and December 31, 2020, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2021 there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor ID: 185.

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021.

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
2.1

Agreement and Plan of Merger and Reorganization, dated January 28, 2020 among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc., and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).**

2.2

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 24, 2020, among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc. and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A filed with the SEC on March 30, 2020).

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

4.3	Form of Series A Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on June 3, 2020).

4.4	Form of Bridge Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-4/A (File No. 333-236526), filed with the SEC on March 30, 2020).

4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 28, 2021).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 4, 2021.

10.1

Lease Agreement entered into on October 30, 2018 between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX, Inc.) and The Irvine Company LLC (incorporated by reference to Exhibit 10.1 to our Current Report (File No. 000-37411), filed with the SEC on October 31, 2018)#.

10.2	Form of 2014 Equity Incentive Plan award agreement (incorporated by reference to Exhibit 4.05 to our Registration Statement on Form S-8 (File No. 333-201708), filed with the SEC on January 27,2014).#

10.3	2016 Equity Incentive Plan (as amended) (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-227262), filed with the SEC on September 10, 2018).#

10.4	Form of Stock Option Agreement (incorporated by reference to Exhibit 4.05 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.5	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.06 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.6	Form of Stock Bonus Award Agreement (incorporated by reference to Exhibit 4.07 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.08 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.8	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 4.09 to our Registration Statement on Form S-8 (File No. 333-213627), filed with the SEC on September 14, 2016).#

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-203317), filed with the SEC on May 14, 2015).

10.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on September 27, 2016).

10.11

Bridge Loan Credit Agreement, dated January 28, 2020, between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).

10.12

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

10.15

Securities Purchase Agreement, dated March 27, 2020, by and among Timber, BioPharmX, and certain investors party thereto (incorporated by reference to Exhibit 10.33 of our Registration Statement on Form S-4/A (File No. 333-236526), filed with the SEC on March 30, 2020.

10.16

Offer Letter, dated June 20, 2019, by and between John Koconis and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.28 of our Registration Statement on Form S-4 (File No. 333-256526), filed with the SEC on February 20, 2020).#

10.17

Offer Letter, dated March 31, 2020, by and between Joseph Lucchese and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on May 22, 2020).#

10.18

Asset Acquisition Agreement, dated February 28, 2019, by and among Timber Pharmaceuticals LLC, Patagonia Pharmaceuticals LLC, Johnathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.27 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).

10.19

Asset Acquisition Agreement, dated June 26, 2019, by and among Timber Pharmaceuticals LLC, Patagonia Pharmaceuticals LLC, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).**

10.20

License Agreement, dated July 5, 2019, by and between AFT Pharmaceuticals Limited and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.30 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).***

10.21

Timber Pharmaceuticals, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 23, 2021).#

10.22

Amendment to the Timber Pharmaceuticals, Inc. 2020 Omnibus Equity Incentive Plan, dated April 20, 2021 (incorporated by reference to Exhibit 4.9 to our Registration on Form S-8 (File No. 333-259830) filed with the SEC on September 27, 2021).#

10.23	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 23, 2021).#

10.24	Form of Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 23, 2021).#

10.25	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 23, 2021).#

10.26	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 23, 2021).#

10.27

Form of Amendment No. 1 to Securities Purchase Agreement, dated April 27, 2020, by and among Timber, BioPharmX and certain investors parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on April 27, 2020).

10.28

Offer Letter, dated January 19, 2021, between Alan Mendelsohn, M.D. and Timber Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2021).

10.29	Form of Waiver Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 20, 2020).

10.30

Lease Agreement, dated March 10, 2021, by and between Timber Pharmaceuticals, Inc. and SIG 110 LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 16, 2021).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.*

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).*
*	Filed herewith.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Basking Ridge, New Jersey on March 31, 2022.

TIMBER PHARMACEUTICALS, INC.

By:	/s/ John Koconis
John Koconis
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Koconis	Chief Executive Officer	March 31, 2022
John Koconis	(Principal Executive Officer and Chairman of the Board)

/s/ Joseph Lucchese	Chief Financial Officer	March 31, 2022
Joseph Lucchese	(Principal Financial Officer and Accounting Officer

/s/ Zachary Rome	Director	March 31, 2022
Zachary Rome

/s/ Edward J Sitar	Director	March 31, 2022
Edward J Sitar

/s/ Gianluca Pirozzi	Director	March 31, 2022
Gianluca Pirozzi

/s/ David Cohen	Director	March 31, 2022
David Cohen

/s/ Lubor Gaal	Director	March 31, 2022
Lubor Gaal

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Timber Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timber Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, members’ and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey
March 31, 2022

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$16,808,539	$10,348,693
Other current assets	310,238	377,290
Total current assets	17,118,777	10,725,983
Deposits	127,534	114,534
Property and equipment, net	16,377	—
Right of use asset	638,786	787,432
Total assets	$17,901,474	$11,627,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$953,349	$395,049
Accrued expenses	850,557	768,661
Lease liability, current portion	332,817	217,651
Redeemable Series A convertible preferred stock under redemption (Note 9)	2,055,348	—
Total current liabilities	4,192,071	1,381,361
Notes payable	37,772	37,772
Lease liability	331,152	579,455
Deferred tax liability	—	37,842
Other liabilities	73,683	73,683
Total liabilities	4,634,678	2,110,113

Commitments and contingencies (Note 8)

Redeemable Series A convertible preferred stock, par value $0.001; 2,500 shares authorized; 1,819 shares issued and outstanding as of December 31, 2020	—	1,909,805

Stockholders' equity
Common stock, par value $0.001; 450,000,000 shares authorized; 63,619,140 shares issued and outstanding as of December 31, 2021, and 27,132,420 shares issued and outstanding as of December 31, 2020	63,619	27,132
Additional paid-in capital	42,087,719	25,826,295
Accumulated deficit	(28,884,542)	(18,245,396)
Total stockholders' equity	13,266,796	7,608,031
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$17,901,474	$11,627,949

The accompanying notes are an integral part of these consolidated financial statements.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020

Grant revenue	$590,794	$453,810
Milestone revenue	295,738	—
Total revenue	886,532	453,810

Operating costs and expenses
Research and development	6,149,586	2,733,026
Research and development - license acquired	—	12,371,332
Transaction costs	—	1,501,133
Selling, general and administrative	5,387,164	4,060,186
Total operating expenses	11,536,750	20,665,677
Loss from operations	(10,650,218)	(20,211,867)

Other (expense) income
Interest expense	(15,551)	(4,416,746)
Interest income	—	816,657
Change in fair value of investment in BioPharmX	—	559,805
Change in fair value of warrant liability	—	8,156,770
(Loss) gain on foreign currency exchange	(3,619)	15,609
Total other (expense) income	(19,170)	5,132,095
Loss before provision for income taxes	(10,669,388)	(15,079,772)
(Benefit) Provision for income taxes	(30,242)	37,842
Net loss	(10,639,146)	(15,117,614)
Accrued dividend on preferred stock units	—	(52,669)
Cumulative dividends on Series A preferred stock	(129,992)	(90,516)
Net loss attributable to common stockholders	$(10,769,138)	$(15,260,799)

Basic and diluted net loss per share attributable to common stockholders	$(0.27)	$(0.97)
Basic and diluted weighted average number of shares outstanding	40,440,570	15,699,869

The accompanying notes are an integral part of these consolidated financial statements.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Statements of Members’ and Stockholders’ Equity

	Series A Preferred Stock		Preferred Units		Common Units		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at January 1, 2020	—	$—	1,624,228	$1,624,228	10,000	$74,667	—	$—	$—	$(3,075,113)	$(1,376,218)
Issuance of common stock for acquisition of BioPharmX	—	—	—	—	—	—	1,367,326	1,367	8,366,666	—	8,368,033
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	—	—	4,185,981	4,186	17,495,814	—	17,500,000
Series A liability classified warrants	—	—	—	—	—	—	—	—	(16,511,634)	—	(16,511,634)
Bridge loan converted to equity	—	—	—	—	—	—	—	—	5,000,000	—	5,000,000
Reclassification of bridge warrant	—	—	—	—	—	—	—	—	3,423,204	—	3,423,204
Non-cash contribution from TardiMed	—	—	142,392	142,392	—	—	—	—	—	—	142,392
Accrued preferred unit dividend	—	—	52,669	52,669	—	—	—	—	—	(52,669)	—
Conversion of common units to common stock pursuant to BioPharmX acquisition	—	—	—	—	(10,000)	(74,667)	6,295,724	6,296	68,371	—	—
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289	(1,819,289)	(1,819,289)	—	—	—	—	—	—	(1,819,289)
Accrued dividend Series A preferred stock	—	90,516	—	—	—	—	—	—	(90,516)	—	(90,516)
Exercise of Series B warrants	—	—	—	—	—	—	15,283,389	15,283	(8,906)	—	6,377
Reclassification of Series A warrant liability	—	—	—	—	—	—	—	—	7,864,377	—	7,864,377
Stock-based compensation	—	—	—	—	—	—	—	—	218,919	—	218,919
Net loss	—	—	—	—	—	—	—	—	—	(15,117,614)	(15,117,614)
Balance at December 31, 2020	1,819	$1,909,805	—	$—	—	$—	27,132,420	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	129,992	—	—	—	—			(129,992)	—	(129,992)
Exercise of Series A warrants	—	—	—	—	—	—	2,059,613	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	—	—	—	—	7,467,652	7,468	(7,468)	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	—	—	26,953,125	26,953	15,764,857	—	15,791,810
Exercise of VARs	—	—	—	—	—	—	6,330	6	(6)	—	—
Reclassification of Series A preferred stock	—	(2,039,797)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	636,093	—	636,093
Net loss	—	—	—	—	—	—	—	—	—	(10,639,146)	(10,639,146)
Balance at December 31, 2021	1,819	$—	—	$—	—	$—	63,619,140	$63,619	$42,087,719	$(28,884,542)	$13,266,796

The accompanying notes are an integral part of these consolidated financial statements.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,639,146)	$(15,117,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-licenses acquired	—	12,371,332
Non-cash contribution from TardiMed	—	142,392
Stock-based compensation	636,093	218,919
Change in fair value of warrant liability	—	(8,156,770)
Change in fair value of investment in BioPharmX	—	(559,805)
Amortization of loan discount	—	(775,000)
Amortization of debt discount	—	4,232,718
Amortization of right of use assets	271,455	116,938
Depreciation	1,427	—
Deferred taxes	(37,842)	37,842
Non-cash Interest on Redeemable Preferred Stock	15,551	—
Accrued interest on BioPharmX loan	—	(41,655)
Accrued interest on bridge notes	—	183,333
Changes in assets and liabilities:
Other current assets	67,052	(342,443)
Deposits	(13,000)	—
Accounts payable	558,300	(716,525)
Accrued expenses	81,896	221,671
Lease liability	(255,946)	(108,646)
Net cash used in operating activities	(9,314,160)	(8,293,313)

Cash flows from investing activities
Cash acquired with acquisition of BioPharmX	—	340,786
Loan to BioPharmX	—	(2,250,000)
Purchase of property and equipment	(17,804)	—
Purchase of research and development licenses - AFT Pharmaceuticals Limited	—	(750,000)
Net cash used in investing activities	(17,804)	(2,659,214)

Cash flows from financing activities
Proceeds from PPP loan	—	37,772
Proceeds from the issuance of common stock and warrants, net of issuance costs	15,791,810	17,500,000
Proceeds from bridge notes payable	—	3,700,000
Proceeds from the exercise of Series B warrants		6,375
Net cash provided by financing activities	15,791,810	21,244,147

Net increase in cash	6,459,846	10,291,620
Cash, beginning of period	10,348,693	57,073
Cash, end of period	$16,808,539	$10,348,693

Non-cash investing and financing activities:
Issuance of common stock for acquisition of BioPharmX	$—	$8,368,032
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	$—	$1,819,289
Conversion of common units to common stock pursuant to BioPharmX acquisition	$—	$74,667
Bridge loan converted to equity	$—	$5,000,000
Reclassification of bridge warrant	$—	$3,423,204
Series A liability classified warrants	$—	$16,511,634
Reclassification of Series A warrant liability		$7,864,377
Accrued Series A preferred stock dividend	$129,992	$—
Cashless exercise of Series A warrants	$2,060	$—
Cashless exercise of Series B warrants	$7,468	$—
Cashless exercise of VARs	$6	$—

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

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 11,849,031 shares of Common Stock outstanding (after the Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding Value Appreciation Rights of Timber Sub (“VARs”), owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 629.57 shares of Common Stock for each Timber Sub unit. In addition, the 584 VARs that were outstanding immediately prior to Merger became denoted and payable in 367,670 shares of Common Stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the newly created convertible Series A preferred stock at the Effective Time. As part of the Merger, the Company assumed 220,030 legacy BioPharmX warrants with a weighted average exercise price of $164.17 per share, and 97,870 legacy BioPharmX stock options with a weighted average exercise price of $45.81 per share. In connection with the Merger Agreement, BioPharmX entered into a Credit Agreement with Timber Sub, pursuant to which Timber Sub made a bridge loan to the Company (the “Bridge Loan”), in an aggregate amount of $2.25 million with $250,000 original issue discount.

The Company incurred approximately $1.5 million of legal, consulting, and other professional fees related to the Merger, which were classified as transaction expenses in the accompanying consolidated statement of operations for the year ended December 31, 2020.

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

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors, the Company issued to such purchasers, on May 22, 2020, warrants to purchase 413,751 shares of Common Stock (the “Bridge Warrants”) which originally had an exercise price of $2.2362 per share.  As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $1.16 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i) June 2, 2025 and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of December 31, 2021, the Series A Warrants are exercisable for 16,701,824 shares of Common Stock in the aggregate.

Pursuant to the Series A Warrants, the Company has agreed not to enter into, allow or be party to certain fundamental transactions, generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of the Common Stock (a “Fundamental Transaction”) until May 1, 2021. Thereafter, upon any exercise of a Series A Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series A Warrant), the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Series A Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series A Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Series A Warrant following such Fundamental Transaction. The Company shall cause any successor entity in a Fundamental Transaction in which the Company is not the survivor (the “Successor Entity”) to assume in writing all of the obligations of the Company under the Series A Warrants, upon which the Series A Warrants shall become exercisable for shares of Common Stock, shares of the Common Stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Series A Warrants prior to such Fundamental Transaction, at the holders’ election. Additionally, at the request of a holder delivered before the 90th day after the consummation of a Fundamental Transaction, the Company must purchase such holder’s warrant for the value calculated using the Black-Scholes option pricing model as of the day immediately following the public announcement of the applicable Fundamental Transaction, or, if the Fundamental Transaction is not publicly announced, the date the Fundamental Transaction is consummated.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On November 19, 2020 the Company entered into waiver agreements with each of the holders of the Company’s Series B Warrants. Pursuant to the waiver agreements the holders agreed to waive certain provisions in the Warrants in order to allow for one immediate and final reset of the number of shares of common stock underlying the Series B Warrants. As a result, the number of shares underlying all of the Series B Warrants was set at 22,766,776 and the exercise price remains at $0.001 per share. During the year ended December 31, 2020, 15,292,744 Series B warrants were exercised for 15,284,992 shares of the Company’s common stock.

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

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $2.2362 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 413,751 shares of Common Stock in the aggregate.  As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Bridge Warrants provide that if Timber issues or sells or in accordance with the terms of the Bridge Warrants, is deemed to have issued or sold any shares of Common Stock for a price per share lower than the exercise price then in effect subject to certain limited exceptions, then the exercise price of the Bridge Warrants shall be reduced to such lower price per share.

Upon the consummation of a Fundamental Transaction by the Company, upon any exercise of a Bridge Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Bridge Warrant), the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Bridge Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Bridge Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Bridge Warrant following such Fundamental Transaction. The Company shall cause any Successor Entity to assume in writing all of the obligations of the Company under the Bridge Warrants, upon which the Bridge Warrants shall become exercisable for shares of Common Stock, shares of the Common Stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Bridge Warrants prior to such Fundamental Transaction, at the holders’ election.

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

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 21,325,000 shares of our common stock and, to certain investors, pre-funded warrants to purchase 2,112,500 shares of common stock, and accompanying warrants to purchase up to an aggregate of 23,437,500 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying common warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance. No warrants have been exercised as of December 31, 2021.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

H.C. Wainwright & Co., LLC also exercised its over-allotment option, pursuant to the underwriting agreement, to purchase an additional 3,515,625 shares of common stock and 3,515,625 warrants to purchase common stock at the public offering price per share and per warrant less the underwriters’ discounts and commissions. After giving effect to the sale of 3,515,625 additional shares pursuant to the exercise of the option that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering increased to 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since Inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $28.9 million at December 31, 2021, a net loss of approximately $10.6 million, and approximately $9.3 million of net cash used in operating activities for the year ended December 31, 2021.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of December 31, 2021 are not sufficient to satisfy its operating cash needs for the year after the filing of this Annual Report.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its planned Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of its products are approved for commercial sale;

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

●	the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own, if approved for commercial sale;
●	the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable. Site activation and patient enrollment have recently been impacted by the COVID-19 pandemic in the larger and longer TMB-002 study, especially at our contracted test sites in Western Europe. The Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") as determined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and include all adjustments necessary for the fair presentation of its consolidated balance sheet, results of operations and cash flows for the period presented.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful life on a straight-line basis as follows:

●	Furniture 7 years

Expenditures for maintenance and repairs which do not improve or extend the useful lives of respective assets are expensed as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from their respective accounts and any resulting gain or loss is include income (loss) from operations.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2021, and 2020, the recorded values of prepaid expenses, accounts payable, accrued expenses, and license payable, approximate the fair values due to the short-term nature of the instruments.

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

Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2021 and 2020 has been from grants. When grant funds are received after costs have been incurred, the Company records grant revenue upon the receipt of cash.

Warrant Liability

The Company had accounted for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Company issued Series A Warrants to purchase 8,384,764 shares of its common stock to investors in connection with the $20 million financing in May 2020, and recorded these outstanding warrants as a liability at fair value utilizing a Monte Carlo simulation model. As further described in Note 6, the fair value of the warrants issued by the Company in connection with the $5.0 million Bridge Notes has been estimated using a probability-weighted Black-Scholes option pricing model. Upon consummation of the Merger the Series B Warrants are classified as equity.

Pursuant to the waiver agreement related to the Company’s Series A Warrants (see Note 1), on November 19, 2020,  the warrant liability was reclassified to additional paid-in capital.

Warrants

The Company estimates the fair value of certain common stock warrants using a Black-Scholes option pricing model, and the assumptions used in calculating the fair value of such warrants represented management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of common stock warrants has been recorded in equity as additional paid-in-capital.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

Convertible Preferred Stock

The Company records shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company has applied the guidance in ASC 480-10-S99-3A, Securities and Exchange Commission (“SEC”) Staff Announcement: Classification and Measurement of Redeemable Securities and therefore classified the Series A convertible preferred stock as mezzanine equity. The convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain change of control events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders.  See Note 9.

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

The basic and diluted net loss amounts are the same for the years ended December 31, 2021 and 2020, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a reconciliation of the numerator and denominator of the diluted net loss per share computations for the periods presented below:

	Year Ended December 31,
	2021	2020
Basic and diluted loss per share:
Net (loss) income	$(10,639,146)	$(15,117,614)
Accrued dividend on preferred stock units	—	(52,669)
Cumulative dividends on Series A preferred stock	(129,992)	(90,516)
Net (loss) income attributable to common stockholders	$(10,769,138)	$(15,260,799)

Basic and diluted weighted average number of shares outstanding	40,440,570	15,699,869

Basic and Diluted net (loss) per share attributable to common stockholders	$(0.27)	$(0.97)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the years ended December 31, 2021 and 2020, respectively , because their inclusion would be anti-dilutive are as follows:

	December 31,
	2021	2020
Series A warrants	16,701,824	20,178,214
Bridge warrants	413,751	413,751
Value appreciation rights	359,486	367,670
Options to purchase common stock	2,696,473	184,456
Series A preferred stock	1,819	1,819
Legacy stock options	15,781	15,781
Legacy warrants	213,992	219,928
Warrants issued in the November 2021 Financing	26,953,125	—
	47,356,251	21,381,619

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

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Notes to Consolidated Financial Statements

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

The following is a summary of the loan and investment in BioPharmX during the year ended December 31, 2020:

		Investment in
	Loan to BioPharmX	BioPharmX	Total
Balance as of January 1, 2020	$—	$—	$—
Principal balance	2,400,000	—	2,400,000
Accrued interest	41,655	—	41,655
Fair value of BioPharmX common stock	—	625,000	625,000
Change in fair value	—	559,805	559,805
Balance as of May 18, 2020	$2,441,655	$1,184,805	$3,626,460
Acquisition of BioPharmX	(2,456,614)	—	(2,456,614)
Loan and investment in BioPharmX - recorded as research and development license acquired	14,959	(1,184,805)	(1,169,846)
Balance as of December 31, 2020	$—	$—	$—

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 and 2020.

On June 26, 2019, the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the "TMB-003 Acquisition").

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 and 2020.

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

Acquisition of License from AFT Pharmaceuticals Limited ("AFT")

On July 5, 2019, the Company and AFT entered into a license agreement which provides the Company with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize the Pascomer® product in the United States, Canada and Mexico and (2) a co-exclusive license to develop the Pascomer® product in this territory. Concurrently, the Company granted to AFT an exclusive license to commercialize the Pascomer® product outside of the Company’s territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of the Company’s territory (the "AFT License Agreement").

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions in respect of the matters the development and commercialization of the Pascomer® product, in which both the Company and AFT have the right to appoint two members. The committee is currently comprised of three members. We have final decision-making authority on all matters relating to the commercialization of the Pascomer® product in the specified territory and on all matters related to the development (and regulatory approval) of the Pascomer® product, with certain exceptions.

The development of the Pascomer® product is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of the Pascomer® product in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company is responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. The Company is entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  The Company received an upfront milestone payment paid to AFT by Desitin recorded approximately $0.3 million in milestone revenue for the year ended December 31, 2021.

Pursuant to the AFT License Agreement, the Company is obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. Specifically, the Company paid $0.25 million in October 2019 and the remaining $0.75 million due in quarterly installments with the last payment on July 1, 2020. AFT is entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements TMB-002, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial where the results of such clinical trial meet the clinical trial’s primary

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

clinical endpoints.  In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021 and 2020, respectively.

Note 6. Fair Value Measurements

Bridge Warrants

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

The inputs using the probability Black-Scholes model to calculate the fair value of the warrants related to the Bridge Notes are as follows:

For the period
January 28, 2020 -
May 18, 2020
Dividend yield	—
Expected price volatility	84.9%
Risk free interest rate	0.38% - 1.48%
Expected term	5.0 - 5.3 years

Series A Warrants

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

The inputs using the Monte Carlo simulation model in measuring the Company’s Series A Warrants at the issuance date of June 2, 2020 and during the year ended December 31, 2020, are as follows:

		Year Ended
	June 2, 2020	December 31, 2020
Dividend yield	—	—
Expected price volatility	78.2%	78.8% - 81.6%
Risk free interest rate	0.32%	0.26% - 0.35%
Expected term (in years)	5.0	4.5

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

	Bridge Warrants	Series A Warrants	Total
Balance at January 1, 2020	$—	$—	$—
January 28, 2020 - First closing issuance	929,899	—	929,899
February 14, 2020 - Second closing issuance	981,557	—	981,557
March 13, 2020 - Third closing issuance	1,021,262	—	1,021,262
Sub-total	2,932,718	—	2,932,718
Issuance of Series A warrants	—	16,511,634	16,511,634
Change in fair value	490,486	(8,647,256)	(8,156,770)
Reclassification of bridge warrants to equity	(3,423,204)	—	(3,423,204)
Reclassification of Series A warrants to equity	—	(7,864,378)	(7,864,378)
Balance at December 31, 2020	$—	$—	$—

The Series A warrants were reclassified to equity as of December 31, 2020; therefore there were no changes in 2021.

November 2021 Warrants

In connection with our common stock offering in November 2021, we sold in conjunction with the common stock,  warrants to purchase up to 26,953,125 shares of common stock with an exercise price of $0.70 per share of common stock.  The warrants were issued at the closings on November 5 and November 9, 2021, respectively.  No warrants have been exercised as of December 31, 2021.

The warrants issued by the Company were recorded as equity and recognized at fair value which was approximately $8.1 million.  The value of the warrants issued by the Company in connection with November 2021 Offering, were estimated using a Black Scholes option pricing model. The inputs using the Black Scholes model to calculate the fair value of the warrants related to the November 2021 offering included no dividend yield, expected price volatility of 73.1%, a risk-free interest rate of 1.05%-1.08% and an expected term of 5 years.

Note 7. Accrued Expenses

The Company’s accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020
Research and development	$77,118	$158,911
Professional fees	210,343	142,599
Personnel expenses	502,180	438,722
Other	60,916	28,429
Total	$850,557	$768,661

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company recorded the debt less its discount and less the fair value of the warrant liability. Pursuant to the Merger Agreement, as of May 18, 2020, the Company reclassified its Bridge Notes and related warrant liability to equity. The following table reflects the activity related to the Company’s Bridge Notes during the year ended December 31, 2020 and as of December 31, 2020:

Bridge Notes
Payable
Balance at January 1, 2020	$—
January 28, 2020 - First closing issuance	1,666,666
February 14, 2020 - Second closing issuance	1,666,667
March 13, 2020 - Third closing issuance	1,666,667
Original issue discount	(1,300,000)
Discount resulting from allocation of proceeds to warrant liability	(2,932,718)
Sub-total	767,282
Amortization of debt discount	4,232,718
Reclassification of bridge note to equity	(5,000,000)
Balance at December 31, 2020	$—

The debt discount resulting from the allocation of proceeds to the warrant liability was amortized through interest expense during the year ended December 31, 2020.

The inputs used to calculate the fair value of the warrants using the probability Black-Scholes model are as follows:

For the period
January 28, 2020-
May 18, 2020
Dividend yield	—
Expected price volatility	84.9%
Risk free interest rate	0.38% - 1.48%
Expected term	5.0 - 5.3 years

Note 9. Temporary Equity, and Members’ and Stockholder’s Equity

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On November 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 21,325,000 shares of our common stock and, to certain investors, pre-funded warrants to purchase 2,112,500 shares of common stock, and accompanying warrants to purchase up to an aggregate of 23,437,500 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance.

H.C. Wainwright & Co., LLC also exercised its over-allotment option, pursuant to the underwriting agreement, to purchase an additional 3,515,625 shares of common stock and 3,515,625 warrants to purchase common stock at the public offering price per share and per warrant less the underwriters’ discounts and commissions. After giving effect to the sale of 3,515,625 additional shares pursuant to the exercise of the option that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering increased to 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock issued at the closing on November 5, 2021.  No warrants have been exercised as of December 31, 2021.

Series A Warrants

Pursuant to the Securities Purchase Agreement, the Company issued 8,384,764 Series A Warrants to purchase shares of common stock. The Series A Warrants have a 5-year term and an exercise price of $2.7953, subject to the number of shares and exercise price being reset based on the Company’s stock price after the Merger. The Series A Warrants were initially exercisable into 8,384,764 shares of Common Stock issued to the Investors, subject to certain adjustments.

On November 19, 2020, the Company entered into a Warrant Waiver Agreement with each of the warrant holders which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

issued was fixed at 20,178,214 and the warrant exercise price was fixed at $1.16. As of December 31, 2021, 16,701,824 shares of common stock remain issuable upon exercise of the Series A Warrants.

Bridge Warrants

On May 22, 2020, pursuant to the Securities Purchase Agreement, the Company issued the Bridge Warrants exercisable for 413,751 shares of Common Stock in the aggregate (see Note 1). The Bridge Warrants had an exercise price of $2.2362 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance.  As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.  As of December 31, 2021, 413,751 shares of common stock remain issuable upon exercise of the Bridge Warrants.

Series B Warrants

The Series B Warrants had an exercise price of $0.001 per share, were exercisable upon issuance and were exercised in full on March 4, 2021. The Series B Warrants were exercisable for 22,766,776 shares of Common Stock in the aggregate.

During the year ended December 31, 2021, 7,474,033 Series B Warrants were exercised for 7,467,652 shares of the Company’s common stock. The Company received no proceeds from this exercise. As of December 31, 2021, the Series B Warrants were exercised in full.

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

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from an after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends will be payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, or $18.054. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock shall be redeemable for cash at the option of the holders, in whole or in part. As of December 31, 2021 and 2020, the Company accrued preferred dividends of $129,992 and $143,185 respectively, as a component of stockholder’s equity.

As of  May 18, 2020, pursuant to the Merger Agreement, the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, received 1,819 shares of newly created convertible Series A preferred stock. The Company’s Series A Preferred Stock, as to which the holder has demanded redemption, was redeemable at December 31, 2021 subject to certain limitations under Delaware law, and was recorded at the redemption value of $2.1 million.  Interest is accrued on the unredeemed balance at 8% annually.  On November 23, 2021, the Company received a request for redemption by TardiMed for the convertible Series A Preferred Stock.  The Company has asserted that such right to redemption is currently limited under Delaware corporate law.  As a result of the request, the convertible Series A Preferred Stock has been reclassified as a liability, Redeemable Series A convertible preferred stock under redemption.  The Series A Preferred Stock will continue to accrue dividends but as a liability, the dividends will be recorded prospectively as non-

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

cash interest expense in the Consolidated Statement of Operations until such time as the  Series A Preferred Stock is redeemed. The redemption is payable in either cash or common shares at the Company’s option.  The Company recognized non-cash interest expense $15,551 during the  year ended December 31, 2021 as result of the reclassification as interest is now recorded in the Consolidated Statement of Operations rather than additional-paid-in-capital.

The following table summarizes the Company’s Series A Preferred Stock for the year ended December 31, 2021 and 2020, respectively:

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of January 1, 2020	—	$—
Conversion of preferred units to Series A preferred stock pursuant to BioPharmX acquisition	1,819	1,819,289
Cumulative dividends on Series A Preferred Stock	—	90,516
Total temporary equity as of December 31, 2020	1,819	$1,909,805
Cumulative dividends on Series A Preferred Stock	—	129,992
Reclass to liabilities for Redeemable Series A convertible preferred stock under redemption	(1,819)	(2,039,797)
Total temporary equity as of December 31, 2021	—	$—

Note 10. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant.  The 2020 Plan was subsequently amended in April 2021 to increase the maximum aggregate number of shares of Common Stock which may be issued to participants under the 2020 Plan to 4,668,319 shares.

Furthermore, the Company maintains its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of incentive units (the “Incentive Units”), including Value Appreciation Rights (“VARs”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454.

During the years ended December 31, 2021 and 2020, stock-based compensation expenses were as follows:

	Year Ended December 31,
	2021	2020
General and administrative value appreciation right awards	$42,668	$73,355
Research and development value appreciation right awards	1,654	(380)
General and administrative stock options	87,467	—
Research and development stock options	504,304	145,944
	$636,093	$218,919

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as Value Appreciation Rights (“VARs”). The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.  At December 31, 2021 and 2020, Incentive Units outstanding under the 2019 Plan were 359,486 and 437,553 units, respectively.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of VARs issued and outstanding as of December 31, 2021 and 2020, respectively:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of January 1, 2020	437,553	$0.01	$279,077	9.4
Cancelled	(69,882)	$0.01	—	—
Outstanding as of December 31, 2020	367,671	$0.01	$269,502	8.4
Exercised	(8,184)	$1.21	—
Outstanding as of December 31, 2021	359,487	$0.01	$136,038	7.6
Value appreciation right awards vested and exercisable at December 31, 2021	154,875	$0.01	$60,332	7.8

On January 6, 2020, 69,882 VARs were cancelled due to the voluntary termination of the Company’s Chief Scientific Officer. During the year ended December 31, 2020, approximately $8,000 of compensation costs were reversed related to the cancelled VARs. No VARs were cancelled and as such there was no reversal of compensation costs during the year ended December 31, 2021.

As of December 31, 2021 and 2020, respectively, the unrecognized compensation costs were approximately $0.04 million and $0.1 million, respectively, which will be recognized over an estimated weighted-average amortization period of 1.1 years.

Stock Options

During the year ended December 31, 2021 and 2020,  the Company granted 2,512,017 and 232,996 options, respectively, to purchase shares of the Company’s common stock to employees and board members. The following is a summary of the options outstanding as of December 31, 2021and 2020, respectively:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding as of January 1, 2020	—	$—	—	$—
Granted	232,996	$2.87	9.4	—
Canceled	(48,540)	$2.87	-	—
Outstanding as of December 31, 2020	184,456	$2.87	9.7	$—
Granted	2,512,017	$0.96	9.6	$—
Outstanding at December 31, 2021	2,696,473	$1.09	9.6

Exercisable at December 31, 2021	257,175	$1.57	9.3	$—

During the year ended December 31, 2020, 48,540 options to purchase shares of the Company’s common stock were canceled due to the voluntary termination of two of the Company’s employees. During the year ended December 31, 2020, approximately $18,000 of compensation costs were reversed related to the cancelled options.  There were no options canceled during the year ended December 31, 2021.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - December 31, 2020	15,781	$75.27	2.3	$—
Legacy BioPharmX options - December 31, 2021	15,781	$75.27	1.4	$—

Legacy BioPharmX warrants - December 31, 2020	219,928	$164.09	2.7	$—
Expired	(5,936)	$358.78	—	—
Legacy BioPharmX warrants - December 31, 2021	213,992	$87.21	1.8	$—

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

The following are the key assumptions used to estimate the fair value of the stock options granted during the year ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Expected life	5-7 years	5-7 years
Expected volatility	70.6% - 73.3%	79.0%
Risk-free interest rate	0.79% - 1.40%	0.3%
Expected dividend yield	—	—

As of December 31, 2021, the unrecognized compensation costs related to stock options were approximately $1.1 million, which will be recognized over an estimated weighted-average amortization period of 1.3 years.

Note 11. Income taxes

The components of earnings before income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Income (loss) before income taxes:
Domestic	$(10,282,676)	$(14,839,605)
Foreign	(386,712)	(240,167)
	$(10,669,388)	$(15,079,772)

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The provision for income taxes for the years ended December 31, 2021 and 2020, were  as follows:

	December 31, 2021	December 31, 2020
Current:
US Federal	$—	$—
US State	7,600	—
Total current provision	7,600	—
Deferred:
US Federal	—	—
US State	—	—
Foreign	(37,842)	37,842
Total deferred provision	(37,842)	37,842
Total provision for income taxes	$(30,242)	$37,842

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.0%	5.5%
Foreign rate differential	0.7%	(0.1)%
Non-taxable entity	—%	(6.0)%
Change in FV of warrant liability	—%	11.8%
Convertible note interest	—%	(4.6)%
Permanent Items	(1.0)%	—%
Other	(2.8)%	0.2%
Change in valuation allowance	(23.6)%	(28.2)%
Income taxes provision (benefit)	0.3%	(0.4)%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss	$27,298,015	$24,411,375
Research and Development Credits	1,374,264	1,374,264
Fixed assets	—	—
Intangible assets	3,254,079	3,784,755
Impairment Loss	20,296	21,654
Stock compensation	323,486	290,904
Deferred lease liability	173,528	216,154
Other	—	—
Total deferred income tax assets	32,443,668	30,099,106
Less: Valuation allowance	(32,276,429)	(29,757,796)
Deferred tax assets, net	167,239	341,310

Deferred income tax liabilities:
Deferred lease assets	(166,947)	(213,274)
Other	(292)	(165,878)
Total deferred income tax liabilities	(167,239)	(379,152)

Deferred tax, net	$—	$(37,842)

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2021 and 2020, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $32.3 million and $29.8 million, respectively.

Prior to the acquisition of BioPharmX on May 18, 2020, the Company was treated as a partnership for the federal and state income tax purposes.

As of December 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $94.2 million (including $80.4 million of NOL’s acquired from BioPharmX), $71.3 million of California net operating loss, and a $16.7 million New Jersey net operating loss, available to reduce future taxable income, if any, for federal and state income tax purposes. The federal NOL will be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2040. As of December 31, 2021, the Company has research and development credit carryforwards of approximately $0.65 million and California research and development credit carryforwards of approximately $0.7 acquired from BioPharmX available to reduce future taxable income subject to expiration.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2021. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). Under the Tax Act, federal NOLs generated after December 31, 2017, are carried forward indefinitely for US federal income tax purposes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures. We have evaluated the impact of the CARES Act, and do not expect that any provision of the CARES Act would result in a material cash benefit to us or have a material impact on our financial statements or internal controls over financial reporting.

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the year ended December 31, 2021 and 2020.

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

Notes to Consolidated Financial Statements

has an effective date of February 1, 2020, and has a lease term of 4 years which expires on December 30, 2023. The lease expense is significantly reduced by the payments received in connection with the sublease.

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Operating leases:
Operating lease cost	$383,558	$192,115
Variable lease cost	108,071	57,013
Operating lease expense	$491,629	$249,128
Lease income - sub lease	(424,759)	(206,614)
Net rent expense	$66,870	$42,514

Other information:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Operating cash flows - operating leases	$368,050	$182,441
Right-of-use assets obtained in exchange for operating lease liabilities	$122,809	$904,370
Weighted-average remaining lease term – operating leases	1.9	3.0
Weighted-average discount rate – operating leases	14.1%	15.0%

As of December 31, 2021, future minimum payments for the lease are as follows:

Operating
Leases
Year Ended December 31, 2022	$406,506
Year Ended December 31, 2023	357,599
Total	$764,105
Less present value discount	(100,136)
Operating lease liabilities	$663,969

Litigation

The Company is not currently a party to any legal or governmental regulatory proceedings, nor is management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against the Company that would have a material adverse effect on the Company’s business, financial condition or operating results.

From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business.  These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assess its potential financial exposure.  If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict; therefore, accruals are based on the best information available at the time.  As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Related party transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. On February 27, 2019, the Company issued 1,000 founder common units to Patagonia for $10. As of December 31, 2019, Patagonia held 1,000 common units which represented 10% of the total voting units outstanding. During the year ended December 31, 2020, the 1,000 common units were converted to 629,572 shares of the Company’s common stock in connection with its merger with BioPharmX (See Note 1). As of December 31, 2021 and 2020, respectively, Patagonia owns 45 shares of the Company’s common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. Our former  Chief Operating Officer, Executive Vice President and Secretary is a partner of TardiMed.  Our  Chief Financial Officer and Executive Vice President of the Company was  also a former partner of TardiMed. As of December 31, 2021 and December 31, 2020  TardiMed holds 3,109,067 and 5,437,517 shares of common stock, respectively. Such shares represented less than 5%  of the total voting shares outstanding at December 31, 2021 and 20% of the total voting shares outstanding at December 31,  2020.  During the year ended December 31, 2020, TardiMed contributed  $0.1 million in exchange for 142,392 preferred units. In connection with the Merger Agreement, these preferred units and dividends have converted into 1,819 shares of Series A preferred stock. The Company reimbursed TardiMed $99,569 and $400,346 for management fees and reimbursed expenses for the years ended December 31, 2021 and 2020, respectively.

Note 14. Subsequent events

The Company has evaluated its subsequent events from December 31, 2021 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

On March 4, 2022, Zachary Rome stepped down from his positions as the Chief Operating Officer and Executive Vice-President of the Company. As a result of his resignation, Mr. Rome (i) was entitled to 79,326 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 52,884 VARs. Mr. Rome continues to serve on the Company’s Board of Directors.  On March 4, 2022, Mr. Rome received 59,696 shares of common stock net upon exercise of the VARs after tax withholding.