Form 10-Q
period 2022-03-31
Timber Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 6, 2022
Common Stock, $0.001 par value	63,678,836

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$13,860,273	$16,808,539
Other current assets	211,227	310,238
Total current assets	14,071,500	17,118,777
Deposits	127,534	127,534
Property and equipment, net	19,109	16,377
Right of use asset	562,236	638,786
Total assets	$14,780,379	$17,901,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$818,811	$953,349
Accrued expenses	633,296	850,557
Lease liability, current portion	346,580	332,817
Redeemable Series A preferred stock under redemption (Note 5)	2,109,600	2,055,348
Total current liabilities	3,908,287	4,192,071
Note payable	—	37,772
Lease liability	241,507	331,152
Other liabilities	73,683	73,683
Total liabilities	4,223,477	4,634,678

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, par value $0.001; 450,000,000 shares authorized; 63,678,836 shares issued and outstanding as of March 31, 2022, and 63,619,140 shares issued and outstanding as of December 31, 2021	64,216	63,619
Additional paid-in capital	42,450,622	42,087,719
Accumulated deficit	(31,957,936)	(28,884,542)
Total stockholders' equity	10,556,902	13,266,796
Total liabilities and stockholders' equity	$14,780,379	$17,901,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2022	2021

Grant revenue	$83,177	$40,734
Total revenue	83,177	40,734

Operating costs and expenses
Research and development	1,518,959	849,518
Selling, general and administrative	1,702,395	1,065,389
Total operating expenses	3,221,354	1,914,907
Loss from operations	(3,138,177)	(1,874,173)

Other income (expense)
Interest expense	(54,252)	—
Other income	75,000	—
Forgiveness of PPP loan	37,772	—
Gain (loss) on foreign currency exchange	6,262	(87)
Total other income (expense)	64,783	(87)
Loss before provision for income taxes	(3,073,394)	(1,874,260)
Provision for income taxes	—	—
Net loss	(3,073,394)	(1,874,260)
Cumulative dividends on Series A preferred stock	—	(35,887)
Net loss attributable to common stockholders	$(3,073,394)	$(1,910,147)

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.05)
Basic and diluted weighted average number of shares outstanding	63,637,712	35,079,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

For the Three Months Ended March 31, 2022

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	—	$—	63,619,140	$63,619	$42,087,719	$(28,884,542)	$13,266,796
Stock-based compensation	—	—	—	—	368,282	—	368,282
Exercise of VARs	—	—	59,696	597	(5,379)	—	(4,782)
Net loss	—	—	—	—	—	(3,073,394)	(3,073,394)
Balance at March 31, 2022	—	$—	63,678,836	$64,216	$42,450,622	$(31,957,936)	$10,556,902

For the Three Months Ended March 31, 2021

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	1,819	$1,909,805	27,132,420	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	35,887	—	—	(35,887)	—	(35,887)
Exercise of Series A warrants	—	—	2,059,613	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	7,467,652	7,468	(7,468)	—	—
Stock-based compensation	—	—	—	—	58,515	—	58,515
Net loss	—	—	—	—	—	(1,874,260)	(1,874,260)
Balance at March 31, 2021	1,819	$1,945,692	36,659,685	$36,660	$25,839,395	$(20,119,656)	$5,756,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(3,073,394)	$(1,874,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	368,282	58,515
Amortization of right of use assets	76,550	56,057
Depreciation	787	—
Forgiveness of PPP loan	(37,772)	—
Non-cash Interest on redeemable Series A preferred stock	54,252	—
Changes in assets and liabilities:
Other current assets	99,011	85,361
Deposits	—	(13,000)
Accounts payable	(134,538)	128,744
Accrued expenses	(222,043)	(236,288)
Lease liability	(75,882)	(53,769)
Net cash used in operating activities	(2,944,747)	(1,848,640)

Cash flows from investing activities
Purchase of property and equipment	(3,519)	—
Net cash used in investing activities	(3,519)	—

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(2,948,266)	(1,848,640)
Cash, beginning of period	16,808,539	10,348,693
Cash, end of period	$13,860,273	$8,500,053

Non-cash investing and financing activities:
Accrued Series A preferred stock dividend	$—	$35,887
Cashless exercise of Series A warrants	$—	$2,060
Cashless exercise of Series B warrants	$—	$7,468
Cashless exercise of VARs	$60	$—

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Merger Agreement

On May 18, 2020, BioPharmX Corporation (“BioPharmX”) completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 (the “Merger Agreement”), by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-12 (the “Reverse Stock Split”). Immediately after completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

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

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors, the Company issued to such purchasers, on May 22, 2020, warrants to purchase 413,751 shares of common stock (the “Bridge Warrants”) which originally had an exercise price of $2.2362 per share.  As a result of the November 2021 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $1.16 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i) June 2, 2025, and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of March 31, 2022, the Series A Warrants are exercisable for 16,701,824 shares of common stock in the aggregate.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On November 19, 2020, the Company entered into waiver agreements with each of the holders of the Company’s Series A Warrants. Pursuant to the waiver agreements the holders agreed to waive certain provisions in the Warrants in order to allow for one immediate and final reset of the number of shares of common stock underlying the Warrants and the exercise price of the Series A Warrants, and permanently waive the provisions providing for future resets of the number of shares of common stock underlying the Warrants and the exercise price of the Series A Warrants (other than the anti-dilution protection provisions in the Series A Warrants providing for adjustments to the exercise price of the Series A Warrants upon a dilutive issuance). As a result, the exercise price of the Series A Warrants was set at $1.16 per share and the number of shares underlying all of the Series A Warrants was set at 20,178,214.

Series B Warrants

The Series B Warrants had an exercise price of $0.001 per share, were exercisable upon issuance and were exercised in full on March 4, 2021. The Series B Warrants were exercisable for 22,766,776 shares of common stock in the aggregate.

On November 19, 2020, the Company entered into waiver agreements with each of the holders of the Company’s Series B Warrants. Pursuant to the waiver agreements the holders agreed to waive certain provisions in the Warrants in order to allow for one immediate and final reset of the number of shares of common stock underlying the Series B Warrants. As a result, the number of shares underlying all of the Series B Warrants was set at 22,766,776 and the exercise price remains at $0.001 per share.

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

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $2.2362 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

are exercisable for 413,751 shares of common stock in the aggregate.  As a result of the November 2021 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

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

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 21,325,000 shares of common stock and, to certain investors, pre-funded warrants to purchase shares of common stock and accompanying warrants to purchase shares of common stock (the “November 2021 Offering”). After giving effect to the sale of additional shares pursuant to the exercise of the option by H.C. Wainwright that closed on November 9, 2021, the total number of shares of common stock (or common stock

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

equivalents) sold by the Company in the offering was 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock (the “November Warrants”) issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a November Warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying November Warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance. No November Warrants have been exercised as of March 31, 2022, or December 31, 2021, respectively.

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable.  The Company had an accumulated deficit of approximately $32.0 million at March 31, 2022, a net loss of approximately $3.1 million, and approximately  $2.9 million of net cash used in operating activities for the three months ended March 31, 2022.  As of March 31, 2022, the Company had cash of approximately $13.9 million.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of March 31, 2022 were sufficient only to satisfy our operating cash needs into the fourth quarter of 2022.  The Company’s current cash on hand is potentially not sufficient to satisfy our operating cash needs for the twelve months from the filing of this Quarterly Report on Form 10-Q.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its planned Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis as well as its ongoing Phase 2b clinical trial of TMB-002 for the treatment of facial angiofibromas in tuberous sclerosis complex;
●	the outcome, timing and cost of meeting regulatory requirements established by the U.S Food and Drug Administration (“FDA”) and other comparable foreign regulatory authorities;

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	the emergence and effect of competing or complementary products, including the ability of the Company’s existing and future products to compete effectively;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of its products are approved for commercial sale;
●	the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;
●	the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale, if approved for commercial sale;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and,
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable. Clinical trial activities, including patient enrollment can be impacted at any time. The Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to the valuations of warrants, and equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, the recorded values of prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments.

Leases

The Company accounts for its leases under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2022 and 2021 has been from grants. When grant funds are received after costs have been incurred, the Company records grant revenue upon the receipt of cash.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

Series A Preferred Stock

The Series A Preferred Stock under redemption is subject to certain limitations under Delaware law. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price of $18.054. Each share of Series A Preferred Stock is redeemable for cash at the option of the holders, in whole or in part.

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock. The Company’s Series A Preferred Stock, was redeemable at December 31, 2021 subject to certain limitations under Delaware law, and was recorded at the redemption value of $2.1 million.  Interest is accrued on the unredeemed balance at 8%.  The Company has asserted that such right to redemption is currently limited under Delaware corporate law.  As a result of the request, the Series A Preferred Stock has been reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The Series A Preferred Stock will continue to accrue dividends but as a liability and dividends will be recorded prospectively as non-cash interest expense in the Consolidated Statement of Operations until such time as the Series A Preferred Stock is redeemed (See Note 5).

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

To calculate the basic EPS numerator, income available to common stockholders must be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not declared) from income from continuing operations and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends. The outstanding Series A Preferred Stock has cumulative dividends, whether or not declared.  Accordingly, the Company reduced the numerator for basic EPS by deducting/(increasing) the amount of cumulative preferred dividend from net income/(loss) in each period presented prior to the Company’s Series A Preferred Stock becoming redeemable.

The basic and diluted net loss amounts are the same for the three months ended March 31, 2022 and 2021, respectively, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended March 31,
	2022	2021
Basic and diluted loss per share:
Net (loss) income	$(3,073,394)	$(1,874,260)
Cumulative dividends on Series A preferred stock	—	(35,887)
Net (loss) income attributable to common stockholders	$(3,073,394)	$(1,910,147)

Basic and diluted weighted average number of shares outstanding	63,637,712	35,079,143

Basic and Diluted net (loss) per share attributable to common stockholders	$(0.05)	$(0.05)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the three months ended March 31, 2022 and 2021, respectively, because their inclusion would be anti-dilutive are as follows (unaudited):

	March 31,
	2022	2021
Series A warrants	16,701,824	16,701,824
Bridge warrants	413,751	413,751
Value appreciation rights	227,277	367,671
Options to purchase common stock	2,657,640	184,456
Series A preferred stock (if converted)	116,849	100,753
Legacy stock options	15,781	15,781
Legacy warrants	211,770	219,928
Warrants issued in the November 2021 Financing	26,953,125	—
	47,298,017	18,004,164

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

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. In accordance with this guidance, tax positions must meet a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying consolidated statements of operations.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 as of January 1, 2022 and adoption did not have a material the Company’s financial statements or related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 as of January 1, 2022 and adoption did not have a material impact on the Company’s financial statements or disclosures.

Note 3. Purchases of Assets

Acquisition of Intellectual Property Rights from Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, the Company acquired the intellectual property rights to a topical formulation of isotretinoin for the treatment of congenital ichthyosis and identified as TMB-001, formerly PAT-001, from Patagonia (the “TMB-001 Acquisition”).

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable at March 31, 2022, and no milestone payments have been accrued at March 31, 2022 and December 31, 2021.  Management anticipates that the first $4.0 million milestone payment will likely become payable during the second quarter of 2022 now that the FDA’s 30-day review period following the submission of the Phase 3 protocol elapsed on May 9, 2022, without comment.

On June 26, 2019 the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2022 and December 31, 2021, respectively.

On January 12, 2021, the Company announced that the FDA has granted orphan drug designation to TMB-003.

Acquisition of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, the Company and AFT entered into a license agreement which provides the Company with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize Pascomer in the United States, Canada and Mexico and (2) a co-exclusive license to develop Pascomer in this territory. Concurrently, the Company granted to AFT an exclusive license to commercialize Pascomer outside of the Company’s territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of the Company’s territory (the “AFT License Agreement”).

The development of Pascomer is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of Pascomer in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company is responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. The Company is entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  In March 2021 the Company announced that its development partner, AFT Pharmaceuticals Limited has signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer for the treatment of facial angiofibromas associated with tuberous sclerosis complex (TSC) in Europe.

Pursuant to the AFT License Agreement, the Company was obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable, and non-creditable upfront payment to AFT, payable in scheduled installments which was paid in 2020.

AFT is entitled to up to $25.5 million of cash milestone payments if TMB-002 achieves certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints.  In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not considered probable, and no milestone payments have been accrued at March 31, 2022 and December 31, 2021, respectively.

Note 4. Accrued Expenses

As of March 31, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Research and development	$135,640	$77,118
Professional fees	293,969	210,343
Personnel expenses	184,489	502,180
Other	19,198	60,916
Total	$633,296	$850,557

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Stockholder’s Equity

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock (see Note 1).

Series B Warrants

During the three months ended March 31, 2021, the remaining Series B Warrants outstanding totaling 7,474,033 were exercised on a cashless basis, and the Company issued 7,467,652 shares of its common stock.

	Shares	Weighted	Aggregate
	Underlying	Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding as of January 1, 2020	7,474,033	$0.001	$7,474
Exercised	(7,474,033)	$0.001	—
Outstanding and exercisable as of March 31, 2021	—	$—	$—

Series A Warrants

During the three months ended March 31, 2021, 3,476,390 Series A Warrants were exercised on a cashless basis, and the Company issued 2,059,613 shares of its common stock. The following is a summary of Series A Warrants outstanding as of March 31, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	20,178,214	$1.16	3.4	—
Outstanding and exercisable as of March 31, 2022	20,178,214	$1.16	3.2	$—

Bridge Warrants

The following table summarizes the Company’s Bridge Warrants for the three months ended March 31, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	413,751	$0.31	3.4	$—
Outstanding and exercisable as of March 31, 2022	413,751	$0.31	3.1	$—

November 2021 Warrants

No warrants have been exercised as of March 31, 2022, or December 31, 2021 (See Note 1).

The following table summarizes the Company’s November Warrants for the three months ended March 31, 2022:

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	26,953,125	$0.70	4.8	$—
Outstanding and exercisable as of March 31, 2022	26,953,125	$0.70	4.6	$—

Redeemable Series A Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware that became effective immediately.

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from an after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends will be payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, or $18.054. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock shall be redeemable for cash at the option of the holders, in whole or in part.

As of May 18, 2020, pursuant to the Merger Agreement, the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, received 1,819 shares of newly created convertible Series A Preferred Stock. The Company’s Series A Preferred Stock, as to which the holder has demanded redemption, was redeemable at December 31, 2021, subject to certain limitations under Delaware law, and was recorded at the redemption value of approximately $2.1 million at March 31, 2022 and December 31, 2021, respectively.  Interest is accrued on the unredeemed balance at 8% annually.

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock.  The Company has asserted that such right to redemption is currently limited under Delaware corporate law.  As a result of the request, the convertible Series A Preferred Stock was reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The Series A Preferred Stock will continue to accrue dividends but as a liability, the dividends will be recorded prospectively as non-cash interest expense in the Condensed Consolidated Statement of Operations until such time as the Series A Preferred Stock is redeemed.  The Company recognized non-cash interest expense of $52,452 during the three months ended March 31, 2022 and dividends of $35,887 during the three months ended March 31, 2021.  As result of the reclassification interest is now recorded in the Consolidated Statement of Operations rather than additional-paid-in-capital.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. On April 20, 2021, the Board of Directors of the Company approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 2,056,130 to 4,668,319, which was approved by the Company’s stockholders on July 1, 2021. In accordance with the “evergreen” provision in the 2020 Plan, an additional 2,544,765 shares of common stock were automatically made available for issuance on the first day of 2022, which represents 4% of the number of shares of common stock outstanding on December 31, 2021.  As of March 31, 2022, 7,213,084 shares of common stock were reserved for issuance under the 2020 Plan and there are 4,642,817 shares available for issuance at March 31. 2022.

Furthermore, as a result of the Merger, the Company assumed the TardiMed 2019 Equity Incentive Plan (the “2019 Plan”) from Timber Sub. The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At March 31, 2022, Incentive Units outstanding under the 2019 Plan were 227,275 units and 359,486 units as of December 31, 2021, all comprised of VARs.

During the three months ended March 31, 2022 and 2021, respectively, equity-based compensation expenses were as follows:

	Three Months Ended March 31,
	2022	2021
General and administrative value appreciation right awards	$(10,754)	$13,221
Research and development value appreciation right awards	—	543
General and administrative stock options	335,779	44,751
Research and development stock options	43,257	—
	$368,282	$58,515

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2022 there were no grants of VARs, 52,884 VARs were forfeited, and 79,326 VARs were exercised.  There were no grants, forfeitures or VARs exercised during the three months ended March 31, 2021. The following is a summary of VARs outstanding as of March 31, 2022:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2021	359,487	$0.01	$136,038	7.6
Exercised	(79,326)	$0.01		-
Forfeited	(52,884)	$0.01		-
Outstanding as of March 31, 2022	227,277	$0.01	$85,228	7.3

Value appreciation right awards vested and exercisable at March 31, 2022	101,991	$0.01	$38,246	7.3

As of March 31, 2022, the unrecognized compensation costs were approximately $0.03 million, which will be recognized over an estimated weighted-average amortization period of 0.3 years.

Stock Options

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company did not grant stock options during the three-month periods ended March 31, 2022 and 2021, respectively.

The following is a summary of the options outstanding as of March 31, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	2,696,473	$1.09	9.6	—
Forfeited	(38,833)	2.87	-
Outstanding at March 31, 2022	2,657,640	$1.06	9.3	$—

Exercisable at March 31, 2022	408,675	$1.31	9.2	$—

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2022, the unrecognized compensation costs related to stock options were approximately $0.7 million, which will be recognized over an estimated weighted-average amortization period of 1.06 years.

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - March 31, 2022	15,781	$75.27	1.1	$—

Legacy BioPharmX warrants - December 31, 2021	219,928	$87.21	1.8	$—
Expired	(2,222)	$225.00	—	—
Legacy BioPharmX warrants - March 31, 2022	217,706	$85.77	1.5	$—

Note 7. Commitments and contingencies

Leases

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the initial term is for twenty-four (24) months expiring on March 10, 2023. The initial base rent is $4,690.50 per month for the first twelve (12) months and $6,514.58 for the remaining twelve (12) months. During the three months ended March 31, 2021, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of March 31, 2022.

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

The components of lease expense were as follows:

	Three months ended	Three Months Ended
	March 31, 2022	March 31, 2021
Operating leases:
Operating lease cost	$99,142	$86,130
Variable lease cost	18,425	25,392
Operating lease expense	$117,567	$111,522
Lease income - sub lease	(106,761)	(103,307)
Net rent expense	$10,806	$8,215

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other information:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Operating cash flows - operating leases	$98,448	$83,842
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$122,809
Weighted-average remaining lease term – operating leases	1.6	2.6
Weighted-average discount rate – operating leases	14.2%	14.0%

As of March 31, 2022, future minimum payments for the leases are as follows:

Operating
Leases
Year Ended December 31, 2022	$308,058
Year Ended December 31, 2023	357,599
Total	$665,657
Less present value discount	(77,570)
Operating lease liabilities	$588,087

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

Note 8. Related Party Transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The former Chief Operating Officer, Executive Vice-President and Secretary of the Company who currently serves on the Company’s Board of Directors is also the President of Patagonia. As of March 31, 2022, and December 31, 2021, Patagonia owns 45 shares of the Company's common stock.

On March 4, 2022, Zachary Rome stepped down from his positions as the Chief Operating Officer and Executive Vice-President of the Company. As a result of his resignation, Mr. Rome (i) was entitled to 79,326 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 52,884 VARs. Mr. Rome continues to

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

serve on the Company’s Board of Directors.  On March 4, 2022, Mr. Rome received 59,696 shares of common stock net upon exercise of the VARs after tax withholding.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. The former Chief Operating Officer, Executive Vice President and Secretary who currently serves on the Company’s Board of Directors is a partner at TardiMed.  Our Chief Financial Officer, Treasurer and Executive Vice President of the Company was also a former partner of TardiMed. As of March 31, 2022, TardiMed holds 3,109,067 shares of common stock, which represents approximately 4.9% of the total voting shares outstanding.  The Company had no reimbursements to TardiMed in the three-month period ended March 31, 2022, and reimbursed TardiMed $37,201 for management fees and reimbursed expenses in three-month period ended March 31, 2021.  As of March 31, 2022, TardiMed holds 1,819 shares of Series A Preferred Stock (see Note 5).

Note 9. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2022, through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

The Company disbursed approximately $2.225 million for the start of its Phase 3 ASCEND study evaluating TMB-001 in CI in April 2022.

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the U.S. Food and Drug Administration (FDA) has approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for facial angiofibroma associated with tuberous sclerosis complex in adults and children six (6) years of age or older. Nobelpharma’s formulation has orphan drug status for this indication. As the Company’s product TMB-002, a topical rapamycin cream, is intended for treatment of the same indication, the Company does not intend to proceed with a pivotal Phase 3 clinical trial of TMB-002 in facial angiofibromas at this time, but instead may evaluate potential strategic opportunities for the asset in markets outside of the U.S. and/or other indications.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;
●	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement (as defined below);
●	the dilutive effect of our outstanding convertible securities:
●	our ability to successfully complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agents in different jurisdictions;
●	the potential impact of outbreaks of communicable diseases, including the COVID-19 pandemic, and adverse global conditions, including political and economic uncertainty on our business, financial conditions, and results of operations, including on our clinical development plans and timelines;
●	the outcome, costs and timing of clinical trial results for our current or future product candidates;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	the volatility of the price of our common stock;
●	our ability to retain key executives;
●	our ability to internally develop new inventions and intellectual property;
●	acceptance of our products in our industry;

●	the emergence and effect of competing or complementary products, including the ability of our existing and future products to compete effectively;
●	the accuracy of our estimates regarding expenses and capital requirements; and
●	our ability to adequately support growth.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

ADDITIONAL NOTES

●	Timber Pharmaceuticals, Inc. and its consolidated subsidiaries are referred to herein as “Timber,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise.
●	Amounts and percentages throughout this Quarterly Report on Form 10-Q may reflect rounding adjustments and consequently totals may not appear to sum.

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

TMB-001

TMB-001, a patented topical formulation of isotretinoin using our patented IPEG™ delivery system, completed its Phase 2b clinical trial (the CONTROL study) in the fourth quarter of 2021, for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. This study demonstrated a clinically meaningful reduction in targeted and overall severity of CI along with a favorable safety profile.  A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption

On October 7, 2021, we announced the completion of our Phase 2b trial in CI. The Phase 2b CONTROL study was a randomized, double-blind, vehicle-controlled study designed to assess the efficacy and safety of two concentrations of TMB-001 (0.05% and 0.1% isotretinoin) for the treatment of two distinct subtypes of moderate-to-severe CI (X-linked recessive and lamellar ichthyosis) in patients (n=33) three years old or older. Subjects applied TMB-001 twice daily for 12 weeks. The primary endpoint was the reduction of targeted ichthyosis severity, determined by a 50 percent or greater reduction in the validated Visual Index for Ichthyosis Severity (“VIIS”) scaling score (or VIIS-50), a clinically meaningful change. Secondary endpoints included reduction in overall ichthyosis severity, as measured by a two-point improvement using the (IGA) scale, also considered to be a clinically relevant improvement. The study was not designed or powered for statistical analysis of the endpoints and was intended to provide information for future development.

Top-line results including descriptive statistics are described below:

●	In the per protocol (the “PP”) population, 100 percent (nominal p= 0.04) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 40 percent in the vehicle group.
●	In the intent to treat (the “ITT”) population, 64 percent (nominal p= 0.17) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 33 percent in the vehicle group.
●	In the PP population, 100 percent (nominal p= 0.002) and 60 percent (nominal p=ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 10 percent in the vehicle group.
●	In the ITT population, 55 percent (nominal p= 0.02) and 40 percent (nominal p=ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 8 percent in the vehicle group.
●	TMB-001 was generally well tolerated with a similar incidence of adverse events (AEs) across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events (SAE).

On February 3, 2022, we announced the successful completion of an End-of-Phase 2 meeting with the FDA that resulted in a clear path to progress to a pivotal Phase 3 study for TMB-001. The clinical development program for TMB-001 includes a Phase 3 study with an efficacy arm and a maximum use pharmacokinetic arm as well as a smaller bridging study required to bridge to the oral reference product. Based on FDA feedback at the End-of-Phase 2 meeting, we intend to initiate a pivotal Phase 3 study of TMB-001 in the second quarter of 2022.

On March 25, 2022, we announced a late-breaking presentation of a sub-analysis of the Company’s Phase 2b CONTROL study that evaluated TMB-001 was made by a third party at the American Academy of Dermatology 2022 Annual Meeting. The sub-type analysis found that TMB-001 0.05% demonstrated a substantially greater proportion of patients achieving VIIS-50 and ≥2-grade IGA improvement compared with vehicle regardless of subtype.  Among enrolled patients (TMB-001 0.05% [n=11], 0.1% [n=10], and vehicle [n=12]), 55% had autosomal recessive CI lamellar ichthyosis (ARCI-LI) and 45% % X-linked recessive ichthyosis (XLRI) subtypes.

On April 7, 2022, we received a notice of allowance from the Korean Intellectual Property Office for a patent application covering TMB-001 (Application Number: 10-2018-7014948). Additional patents are pending for TMB-001 in several other countries.

On April 28, 2022, we announced the FDA granted Fast Track designation to TMB-001 for the treatment of XLRI and ARCI-LI.

TMB-002

TMB-002, a proprietary topical formulation of rapamycin, is currently being evaluated in a Phase 2b clinical trial for the treatment of FAs in TSC, a multisystem genetic disorder resulting in the growth of hamartomas in multiple organs. TSC results from dysregulation in the mTOR pathway, and as a topical mTOR inhibitor, TMB-002, marketed under the brand name Pascomer, may address FAs in TSC without the level of systemic absorption of an oral agent.

As of April 30, 2022, recruitment has been finalized on the TMB-002 Phase 2b trial with a total of 114 consented (108 randomized) patients.  We expect to receive top line results from this trial in the third quarter of 2022.

On March 17, 2021, we announced that AFT Pharmaceuticals Limited (“AFT”), our development partner for TMB-002, entered into a license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer for the treatment of FAs associated with TSC in Europe. Pursuant to our licensing and development agreement, we are entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the FDA has approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for FAs associated with TSC in adults and children six (6) years of age or older.  The approval of this program in the United States and the protection granted under the Orphan Drug Act represent a major shift in the commercial opportunity and environment for TMB-002.  As TMB-002 is intended for treatment of the same indication, we do not intend to proceed with a pivotal Phase 3 clinical trial of TMB-002 in FAs at this time.  After we receive the results of the Phase 2b trial, we will evaluate our strategic options regarding the program including looking at potential opportunities for commercialization in North America, outside of the United States where treatment for FAs remain a high unmet need. Based on the existing agreement in place with our partner, AFT, we still can earn 50% of the economics (royalties and milestones) outside of North America, Australia, New Zealand, and Southeast Asia if TMB-002 is approved for sale and sold in those regions.

TMB-003

The earliest stage product in our pipeline is TMB-003, a proprietary formulation of Sitaxsentan, a new chemical entity in the U.S., which is a selective endothelin-A receptor antagonist.  It is currently in preclinical development as a locally applied formulation for the treatment of sclerotic skin diseases.  The two disease areas under consideration include Lichen Sclerosis a rare chronic disease of vulvae and perianal areas, and Localized Scleroderma, a chromic connective tissue disease that also affects other organ systems.

On January 12, 2021, we announced that the FDA has granted orphan drug designation for TMB-003, our locally delivered formulation of Sitaxsentan, for the treatment of Systemic Sclerosis.  We are considering pursuing additional orphan drug designations in other indications in the future.

BPX-01 and BPX-04

In connection with the merger with BioPharmX Corporation (“BioPharmX”) on May 18, 2020, we acquired the BPX-01 and BPX-04 assets. BPX-01 is a Phase 3 ready topical minocycline for the treatment of inflammatory lesions of acne vulgaris. BPX-04 is a Phase 3 ready topical minocycline for the treatment of papulopustular rosacea. We are seeking to monetize these assets through a license, co-development, or sale. On September 15, 2020, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office (USPTO) for a Company patent application covering BPX-01 and BPX-04 (U.S. Patent Application No.: 16/514,459) and the application subsequently issued on January 5, 2021, as US 10,881,672.

The Merger, Reverse Stock Split, and Name Change

On May 18, 2020, BioPharmX completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 (the “Merger Agreement”), by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-12 (the “Reverse Stock Split”). Immediately after completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

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

Private Placement of Common Stock and Warrants

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

In addition, pursuant to the terms of the Securities Purchase Agreement, on May 22, 2020, we issued to the Investors warrants to purchase 413,751 shares of common stock (the “Bridge Warrants”) which had an exercise price of $2.2362 per share, which was revised to $0.31 per share as a result of the November 2021 offering.

On November 19, 2020, we entered into a Warrant Waiver Agreement with each of the warrant holders which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants issued was fixed at 20,178,214 and the warrant exercise price was fixed at $1.16. The aggregate number of Series B Warrants was fixed at 22,766,777. The exercise price of the Series B Warrants remained unchanged.

In addition, certain restrictions contained in the Warrant Agreement and Securities Purchase Agreement were modified including restrictions on our ability to issue additional equity securities in connection with a financing and our ability to complete a fundamental transaction. Subject to certain restrictions detailed in the Warrant Waiver Agreement, we are now able to complete an equity financing or a fundamental transaction at any time after April 30, 2021. However, we remain restricted with respect to conducting variable rate transactions until May 18, 2023.

Further, in connection with the Warrant Waiver Agreement we agreed to immediately register 11,383,389 shares of common stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of December 31, 2021, 16,701,824 shares of common stock remain issuable upon exercise of the Series A Warrants.

November 2021 Offering

On November 2, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of shares of our common stock and, to certain investors, pre-funded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of our common stock. After giving effect to the sale of additional shares pursuant to the exercise of the option by H.C. Wainwright & Co., LLC that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering was 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All the securities sold in the offering were sold by us. The public offering price of each share of common stock and accompanying common warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance.

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

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia.  Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license.  The potential regulatory and commercial milestones were not yet probable at March 31, 2022, and no milestone payments have been accrued at March 31, 2022 and December 31, 2021.  Management anticipates that the first $4.0 million milestone payment will likely become payable during the second quarter of 2022 now that the FDA’s 30-day review period following the submission of the Phase 3 protocol elapsed on May 9, 2022 without comment.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of investigational new drug application (“IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2022 and December 31, 2021.

Acquisition of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, we entered into a license agreement with AFT which provides us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize Pascomer in the United States, Canada and

Mexico and (ii) a co-exclusive license to develop Pascomer in this territory. Concurrently, we granted to AFT an exclusive license to commercialize Pascomer outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

The AFT License Agreement also provides for the formation of a joint steering committee to oversee, coordinate and review recommendations and approve decisions with respect to the matters related to the development and commercialization of Pascomer, in which both the Company and AFT have the right to appoint two members. The committee is currently comprised of three members. We have final decision-making authority on all matters relating to the commercialization of Pascomer in the specified territory and on all matters related to the development (and regulatory approval) of Pascomer, with certain exceptions.

The development of Pascomer is being conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT shall perform clinical trials of Pascomer in the specified territory and shall perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We are responsible for all expenses incurred by AFT during the term of the AFT License Agreement and shall equally share all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We are also entitled to receive 50%  of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments if TMB-002 achieves certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints. In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones were not yet considered probable, and no milestone payments have been accrued at March 31, 2022, and December 31, 2021.

Corporate History

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, our operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. Over the past two years. we have financed our operations with gross proceeds totaling $42.3 million through capital contributions.

Since inception, we have incurred significant operating losses. For the quarter ended March 31, 2022, our net loss was approximately $3.1 million.  As of March 31, 2022, we had an accumulated deficit of approximately $32.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Results of Operations

Comparison of the Three Months Ended March 31, 2022, and 2021

	Three Months Ended March 31,
	2022	2021	Change $	Change %

Grant revenue	$83,177	$40,734	$42,443	104%
Total revenue	83,177	40,734	42,443	104%
Research and development	1,518,959	849,518	669,441	79%
Selling, general and administrative	1,702,395	1,065,389	637,006	60%
Loss from operations	(3,138,177)	(1,874,173)	(1,264,004)	67%
Interest expense	(54,252)	—	(54,252)	N/A
Other income	75,000	—	75,000	N/A
Forgiveness of PPP loan	37,772	—	37,772	N/A
Gain (loss) on foreign currency exchange	6,262	(87)	6,349	(7,298)%
Net (loss) income before provision for income taxes	(3,073,394)	(1,874,260)	(1,199,134)	64%
Provision for income taxes	—	—	—	N/A
Net (loss) income	(3,073,394)	(1,874,260)	(1,199,134)	64%
Cumulative dividends on Series A preferred stock	—	(35,887)	35,887	(100)%
Net (loss) income attributable to common stockholders	$(3,073,394)	$(1,910,147)	$(1,163,247)	61%

Grant Revenue

In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds were made available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to us pursuant to the TMB-001 Acquisition Agreement with Patagonia in February 2019.  In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively.

During the three months ended March 31, 2022 and 2021, we recognized revenue of $83,177 and $40,734, respectively from the Grant.

Operating Costs and Expenses

Research and Development Expense

During the three months ended March 31, 2022 and 2021, research and development expenses were $1.5 and $0.8 million, respectively.  The increase in research and development expenses of $0.7 million are primarily related to costs incurred related to our Phase 2b clinical trial of TMB-001 and TMB-002, such as CRO direct and pass-through expenses.  The expenses are expected to continue to significantly increase in 2022 as a result of the Phase 3 trial for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

During the three months ended March 31, 2022, general and administrative expense was $1.7 million compared to $1.1 million for the three months ended March 31, 2021.  The increase in general and administrative expenses of approximately $0.6 million was due to increased professional fees of $0.2 million, increased payroll of $0.1 million and increased stock compensation expense of $0.3 million.

Other Income (Expense)

During the three months ended March 31, 2022, other income (expense) included interest expense of $0.05 million related to the Redeemable Series A Preferred Stock under redemption, a gain on the forgiveness of our PPP loan of approximately $0.04 million and other income of approximately $0.08 million for fees received from a third party for their access to review certain agreements related to BPX-01 and BPX-04.  There was de-minimis other income (expense) for the three months ended March 31, 2021.

Income Taxes

We did not record tax expense for the three-months ended March 31, 2022 and 2021, respectively, due to our loss position and full valuation allowance.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At March 31, 2022, we had working capital of approximately $10.2 million, which included cash of approximately $13.9 million. We reported a net loss of approximately $3.1 million during the three months ended March 31, 2022.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021

Cash provided by (used in) continuing operations:
Operating activities	$(2,944,747)	$(1,848,640)
Investing activities	(3,519)	—
Financing activities	—	—
Net decrease in cash and cash equivalents	$(2,948,266)	$(1,848,640)

Operating Activities

For the three months ended March 31 2022, net cash used in operating activities was $2.9 million, which primarily consisted of our net loss of $3.1 million, adjusted for non-cash expenses of approximately $0.4 million of stock-based compensation expense offset by the change in assets and liabilities of $0.3 million, which is primarily due an decrease in accounts payable of $0.1 million and a decrease in accrued expenses of $0.2 million and a decrease in the lease liability of $0.1 million.

For the three months ended March 31, 2021, net cash used in operating activities was $1.9 million, which primarily consisted of our net loss of approximately $1.9 million offset by the change in assets and liabilities of $0.1 million, which is primarily due an increase in accounts payable of $0.1 million and a decrease in accrued expenses of $0.2 million.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was de minimis spending related to property and equipment.  There were no cash flows used in investing activities for the three months ended March 31, 2021.

Financing Activities

For the three months ended March 31, 2022, and 2021, net cash provided by financing activities was zero.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our pipeline of programs and begin a Phase 3 trial.  As a result, we expect to continue to incur significant expenses and increasing operating losses and negative cash flows for the foreseeable future. Furthermore, we expect to continue to incur costs as a public company.  Accordingly, we will need to obtain additional funding. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

On July 17, 2020, we entered into an Amended and Restated Registration Rights Agreement (as amended, the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants.  In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, we were restricted from various financing activities until August 16, 2022. On November 19, 2020 we entered into waiver agreements with the investors revising the restriction date to April 30, 2021, except with respect to variable rate transactions. We remain restricted with respect to conducting variable rate transactions until May 18, 2023.

On July 5, 2019, we entered into the AFT License Agreement which provides us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize Pascomer in the United States, Canada and Mexico and (ii) a co-exclusive license to develop Pascomer in this territory.  Concurrently, we granted to AFT an exclusive license to commercialize Pascomer outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT is entitled to up to $25.5 million of cash milestone payments if TMB-002 achieves certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints.  In addition, AFT is entitled to net sales royalties ranging from high single digits to low double digits for the program licensed.  The potential regulatory and commercial milestones were not yet considered probable, and no milestone payments have been accrued at March 31, 2022 or December 31, 2021, respectively.  We expect to receive top line results from this trial in the third quarter of 2022.

We have a class of Series A Preferred Stock as to which the holder TardiMed has demanded redemption.  The redemption price is equal to approximately $2.1 million in the aggregate, at March 31, 2022 and December 31, 2021, respectively including accumulated and unpaid interest which accrues compounded at the rate of 8% per annum.  Redemption is subject to certain limitations under Delaware corporate law due to our current financial condition.  As a result of the call for redemption, the Series A Preferred Stock was reclassified as a liability at December 31, 2021.  Dividends continue to accrue and will be recorded as non-cash interest expense in the Statement of Operations rather than to additional-paid-in-capital in 2022.

In addition, under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA, and defined as the first patient enrolled in such trial for the product.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed.  We are responsible for all development activities under the license.  The potential regulatory and commercial milestones were not yet considered probable at March 31, 2022, and December 31, 2021, respectively, and no milestone payments have been accrued at March 31, 2022 or December 31, 2021, respectively.  Management anticipates that the first $4.0 million milestone payment will likely become payable during the second quarter of 2022, now that the FDA’s 30-day review period following the submission of the Phase 3 protocol elapsed on May 9, 2022, without comment.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2022 only are sufficient to satisfy our operating cash needs into the fourth quarter of 2022.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations,

●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our planned Phase 3 clinical trial of TMB-001 for the treatment of CI as well as our ongoing Phase 2b clinical trial of TMB-002 for the treatment of FAs in TSC;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the emergence and effect of competing or complementary products including the ability of our existing and future products to compete effectively;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	the cost and timing of completion of commercial-scale manufacturing activities if any of our products are approved for commercial sale,

●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own if approved for commercial sale

●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;

●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and

●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

The impact of the worldwide spread of COVID-19 has been unprecedented and unpredictable. Clinical trial activities, including patient enrollment can be impacted at any time. We are continuing to assess the effect on our operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and our assessment of the impact of COVID-19 may change.

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

Recently Used and Adopted Accounting Pronouncements

See Note 2 to our financial statements included in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal period ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

We are not currently a party to any legal or governmental regulatory proceedings, nor is our management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against us that would have a material adverse effect on our business, financial condition or operating results.

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business.  These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, we review the status of significant matters, if any exist, and assess our potential financial exposure.  If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict; therefore, accruals are based on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to pending claims and litigation. .

Item 1A. Risk Factors.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of Timber Pharmaceuticals, Inc., as amended.

31.1*	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.

31.2*	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2022.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May12, 2022.

32.2**	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May12, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

Timber Pharmaceuticals, Inc.

Date: May 12, 2022	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 12, 2022	By:/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)