Form 10-Q
period 2022-06-30
Timber Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 9, 2022
Common Stock, $0.001 par value	132,451,180

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$8,273,728	$16,808,539
Prepaid research and development	767,650	66,217
Other current assets	237,158	244,021
Total current assets	9,278,536	17,118,777
Deposits	127,534	127,534
Property and equipment, net	20,531	16,377
Right of use asset	482,986	638,786
Total assets	$9,909,587	$17,901,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$420,353	$953,349
Accrued expenses	1,408,968	850,557
Lease liability, current portion	341,308	332,817
Short-term milestone payable due to Patagonia Pharmaceuticals LLC	2,250,000	—
Redeemable Series A preferred stock under redemption (Notes 5 and 9)	2,151,675	2,055,348
Total current liabilities	6,572,304	4,192,071
Note payable	—	37,772
Lease liability	163,985	331,152
Long-term milestone payable due to Patagonia Pharmaceuticals LLC	1,750,000	—
Other liabilities	73,683	73,683
Total liabilities	8,559,972	4,634,678

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, par value $0.001; 450,000,000 shares authorized; 63,753,834 shares issued and outstanding as of June 30, 2022, and 63,619,140 shares issued and outstanding as of December 31, 2021	63,754	63,619
Additional paid-in capital	42,739,793	42,087,719
Accumulated deficit	(41,453,932)	(28,884,542)
Total stockholders' equity	1,349,615	13,266,796
Total liabilities and stockholders' equity	$9,909,587	$17,901,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Grant revenue	$—	$134,927	$83,177	$175,661
Milestone revenue	—	253,892	—	253,892
Total revenue	—	388,819	83,177	429,553

Operating costs and expenses
Research and development	3,891,500	1,800,100	5,410,459	2,649,618
Research and Development - Milestone expense for Patagonia Pharmaceuticals LLC	4,000,000	—	4,000,000	—
Selling, general and administrative	1,512,343	1,556,012	3,214,738	2,621,401
Total operating expenses	9,403,843	3,356,112	12,625,197	5,271,019
Loss from operations	(9,403,843)	(2,967,293)	(12,542,020)	(4,841,466)
Other income (expense)
Interest expense	(42,077)	—	(96,328)	—
Other income	—	—	75,000	—
Forgiveness of PPP loan	—	—	37,772	—
(Loss) gain on foreign currency exchange	(50,076)	1,090	(43,814)	1,003
Total other income (expense)	(92,153)	1,090	(27,370)	1,003
Provision for income taxes	—	—	—	—
Net loss	(9,495,996)	(2,966,203)	(12,569,390)	(4,840,463)
Dividends on Series A preferred stock	—	(36,286)	—	(72,173)
Net loss attributable to common stockholders	$(9,495,996)	$(3,002,489)	$(12,569,390)	$(4,912,636)

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.08)	$(0.20)	$(0.14)
Basic and diluted weighted average number of shares outstanding	63,731,582	36,659,685	63,684,906	35,872,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

For the Three Months Ended June 30, 2022

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at April 1, 2022	63,678,836	$64,216	$42,450,622	$(31,957,936)	$10,556,901
Stock-based compensation	74,998	75	283,852	—	283,927
Tax effect of net settlement of VARs	—	(537)	5,319	—	4,782
Net loss	—	—	—	(9,495,996)	(9,495,996)
Balance at June 30, 2022	63,753,834	$63,754	$42,739,793	$(41,453,932)	$1,349,615

For the Three Months Ended June 30, 2021

	Series A Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at April 1, 2021	1,819	$1,945,692	36,659,685	$36,660	$25,839,395	$(20,119,656)	5,756,399
Accrued dividend Series A preferred stock	—	36,286	—	—	(36,286)	—	(36,286)
Stock-based compensation	—	—	—	—	49,433	—	49,433
Net loss	—	—	—	—	—	(2,966,203)	(2,966,203)
Balance at June 30, 2021	1,819	$1,981,978	36,659,685	$36,660	$25,852,542	$(23,085,859)	2,803,343

For the Six Months Ended June 30, 2022

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	63,619,140	$63,619	$42,087,719	$(28,884,542)	$13,266,796
Stock-based compensation	74,998	75	652,134	—	652,209
Exercise of VARs	59,696	60	(60)	—	—
Net loss	—	—	—	(12,569,390)	(12,569,390)
Balance at June 30, 2022	63,753,834	$63,754	$42,739,793	$(41,453,932)	$1,349,615

For the Six Months Ended June 30, 2021

	Series A Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at January 1, 2021	1,819	$1,909,805	27,132,420	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	72,173	—	—	(72,173)	—	(72,173)
Exercise of Series A warrants	—	—	2,059,613	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	7,467,652	7,468	(7,468)	—	—
Stock-based compensation	—	—	—	—	107,948	—	107,948
Net loss	—	—	—	—	—	(4,840,463)	(4,840,463)
Balance at June 30, 2021	1,819	$1,981,978	36,659,685	$36,660	$25,852,542	$(23,085,859)	$2,803,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,569,390)	$(4,840,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	652,209	107,948
Amortization of right of use assets	155,800	125,567
Depreciation	1,793	175
Forgiveness of PPP loan	(37,772)	—
Non-cash Interest on redeemable preferred stock	96,328	—
Long-term milestone payable due to Patagonia Pharmaceuticals LLC	1,750,000	—
Changes in assets and liabilities:
Other receivable	—	(253,892)
Prepaid research and development	(701,434)	(2,459)
Other current assets	6,864	1,367
Deposits	—	(13,000)
Accounts payable	(532,997)	990,803
Accrued expenses	558,411	(199,929)
Lease liability	(158,676)	(118,872)
Current milestone payable due to Patagonia Pharmaceuticals LLC	2,250,000	—
Net cash used in operating activities	(8,528,864)	(4,202,755)

Cash flows from investing activities
Purchase of property and equipment	(5,947)	(16,903)
Net cash used in investing activities	(5,947)	(16,903)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(8,534,811)	(4,219,658)
Cash, beginning of period	16,808,539	10,348,693
Cash, end of period	$8,273,728	$6,129,035

Non-cash investing and financing activities:
Long-term milestone payable to Patagonia Pharmaceuticals LLC	$1,750,000	$—
Accrued Series A preferred stock dividend	$—	$72,173
Cashless exercise of Series A warrants	$—	$2,060
Cashless exercise of Series B warrants	$—	$7,468
Cashless exercise of VARs	$60	$—

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

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $1.16 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i) June 2, 2025, and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of June 30, 2022, the Series A Warrants are exercisable for 16,701,824 shares of common stock in the aggregate.

Pursuant to the Series A Warrants, the Company agreed not to enter into, allow or be party to certain fundamental transactions, generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of the common stock (a “Fundamental Transaction”) until May 1, 2021. Thereafter, upon any exercise of a Series A Warrant, the holder shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series A Warrant), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of common stock for which the Series A Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series A Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Series A Warrant following such Fundamental Transaction. The Company shall cause any successor entity in a Fundamental Transaction in which the Company is not the survivor (the “Successor Entity”) to assume in writing all of the obligations of the Company under the Series A Warrants, upon which the Series A Warrants shall become exercisable for shares of common stock, shares of the common stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Series A Warrants prior to such Fundamental Transaction, at the holders’ election. Additionally, at the request of a holder delivered before the 90th day after the consummation of a Fundamental Transaction, the Company must purchase such holder’s warrant for the value calculated using the Black-Scholes option pricing model as of the day immediately following the public announcement of the applicable Fundamental

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transaction, or, if the Fundamental Transaction is not publicly announced, the date the Fundamental Transaction is consummated.

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

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $2.2362 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 413,751 shares of common stock in the aggregate.  As a result of the November 2021 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $0.31 per share.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering (as defined below) less the Black Scholes value of the common warrants issued in the August 2022 Offering.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 21,325,000 shares of common stock and, to certain investors, pre-funded warrants to purchase shares of common stock and accompanying warrants to purchase shares of common stock (the “November 2021 Offering”). After giving effect to the sale of additional shares pursuant to the exercise of the option by H.C. Wainwright that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by the Company in the offering was 26,953,125, together with warrants to purchase up to 26,953,125 shares of common stock (the “November Warrants”) issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the offering, the exercise price of the Bridge Warrants was adjusted to $0.31 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a November Warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying November Warrant was $0.64 and $0.639 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock and were exercised in full on November 5, 2021. The November

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants were immediately exercisable at a price of $0.70 per share of common stock and expire five years from the date of issuance. No November Warrants have been exercised as of June 30, 2022, or December 31, 2021, respectively.

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable.  The Company had an accumulated deficit of approximately $41.5 million at June 30, 2022, a net loss of approximately $12.6 million, and approximately $8.5 million of net cash used in operating activities for the six months ended June 30, 2022.  As of June 30, 2022, the Company had cash of approximately $8.3 million.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of June 30, 2022, were sufficient only to satisfy our operating cash needs into the fourth quarter of 2022.  Thus, the Company’s current cash on hand at June 30, 2022 was potentially not sufficient to satisfy our operating cash needs for the twelve months from the filing of this Quarterly Report on Form 10-Q.  The Company closed on a stock and warrant offering in August 2022 (see Note 9).  However, with the net proceeds of that offering, the Company’s cash and cash equivalents will be sufficient only to satisfy the Company’s operating cash needs into the second quarter of 2023.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis;
●	the outcome, timing and cost of meeting regulatory requirements established by the U.S Food and Drug Administration (“FDA”) and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products, including the ability of the Company’s existing and future products to compete effectively;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	the cost and timing of completion of commercial-scale manufacturing activities if any of its products are approved for commercial sale;
●	the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;
●	the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale, if approved for commercial sale;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and,
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

The Company will need to raise substantial additional funds via the issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders.

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

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022, or for any future interim period. The unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the current year presentation.

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

As of June 30, 2022, and December 31, 2021, the recorded values of prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments.

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

Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2022 and 2021 has been from grants and one milestone payment in 2021. When grant funds are received after costs have been incurred, the Company records grant revenue upon the receipt of cash.

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

On November 23, 2021, the Company received a request for redemption by TardiMed Sciences LLC (“TardiMed”) for the Series A Preferred Stock. The Company’s Series A Preferred Stock, was redeemable at December 31, 2021 subject to certain limitations under Delaware law, and was recorded at the redemption value of $2.1 million.  Interest is accrued on the unredeemed balance at 8%.  The Company has asserted that such right to redemption is currently limited under Delaware corporate law.  As a result of the request, the Series A Preferred Stock has been reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The Series A Preferred Stock will continue to accrue dividends but as a liability and dividends will be recorded prospectively as non-cash interest expense in the Consolidated Statement of Operations until such time as the Series A Preferred Stock is redeemed (See Notes 5 and 9).

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

The basic and diluted net loss amounts are the same for the three and six months ended June 30, 2022, and 2021, respectively, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted loss per share:
Net (loss) income	$(9,495,996)	$(2,966,203)	$(12,569,390)	$(4,840,463)
Cumulative dividends on Series A preferred stock	—	(36,286)	—	(72,173)
Net (loss) income attributable to common stockholders	$(9,495,996)	$(3,002,489)	$(12,569,390)	$(4,912,636)

Basic and diluted weighted average number of shares outstanding	63,731,582	36,659,685	63,684,906	35,872,780

Basic and Diluted net (loss) per share attributable to common stockholders	$(0.15)	$(0.08)	$(0.20)	$(0.14)

Securities that could potentially dilute income per share in the future were not included in the computation of diluted loss per share for the three-month and six-month periods ended June 30, 2022, and 2021, respectively, because their inclusion would be anti-dilutive are as follows (unaudited):

	June 30,
	2022	2021
Series A warrants	16,701,824	16,701,824
Bridge warrants	413,751	413,751
Value appreciation rights	227,277	367,671
Options to purchase common stock	2,657,640	184,456
Series A preferred stock (if converted)	116,849	100,753
Legacy stock options	15,781	15,781
Legacy warrants	211,770	219,928
Warrants issued in the November 2021 Financing	26,953,125	—
Restricted Stock Units	375,002	—
	47,673,019	18,004,164

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

The Company made state income tax payments of $12,231 and $2,000 during the three-month and six-month periods ended June 30, 2022 and 2021, respectively.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 as of January 1, 2022, and adoption did not have a material the Company’s financial statements or related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 as of January 1, 2022, and adoption did not have a material impact on the Company’s financial statements or disclosures.

Note 3. Purchases of Assets

Acquisition of Intellectual Property Rights from Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, the Company acquired the intellectual property rights to a topical formulation of isotretinoin for the treatment of congenital ichthyosis and identified as TMB-001, formerly PAT-001, from Patagonia (the “TMB-001 Acquisition”) pursuant to an asset acquisition agreement (the “Asset Acquisition Agreement”).

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The first regulatory and commercial milestone was reached in June 2022, and as such the first $4.0 million milestone payment has been accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, the Company entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia agreed to extend the time for Company’s payment of the first milestone payment, which became payable upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment is now payable by the Company

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in two tranches, with $2.25 million due on September 1, 2022 and $1.75million plus an additional $0.315 million for a total of $2.065 million due on September 1, 2023. Further, the Company granted Patagonia a security interest in TMB-001 and certain other assets.

On June 26, 2019, the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and therefore no milestone payments have been accrued at June 30, 2022, and December 31, 2021, respectively.

On January 12, 2021, the Company announced that the FDA had granted orphan drug designation to TMB-003.

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

The development of Pascomer had been conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which had been reviewed on at least an annual basis. AFT agreed to perform clinical trials of Pascomer in the specified territory and perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company was responsible for all expenses incurred by AFT during the term of the AFT License Agreement and equally shared all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. The Company was entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.  In March 2021 the Company announced that AFT had signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer for the treatment of facial angiofibromas associated with tuberous sclerosis complex (TSC) in Europe.

Pursuant to the AFT License Agreement, the Company was obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable, and non-creditable upfront payment to AFT, payable in scheduled installments which was paid in 2020.

AFT is entitled to up to $25.5 million of cash milestone payments if TMB-002 achieved certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints.  In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones were not considered probable as of June 30, 2022, and therefore no milestone payments have been accrued at June 30, 2022, and December 31, 2021, respectively.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the U.S. Food and Drug Administration (FDA) had approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for facial angiofibroma associated with tuberous sclerosis complex in adults and children six (6) years of age or older. Nobelpharma’s formulation has orphan drug status for this indication. As the Company’s product TMB-002, a topical rapamycin cream, is intended for treatment of the same indication, the Company does not intend to proceed with a pivotal Phase 3 clinical trial of TMB-002 in facial angiofibromas at this time, but instead may evaluate potential strategic opportunities for the asset in markets outside of the U.S. and/or other indications.

On July 23, 2022, the Company provided written notice to AFT of its decision to terminate the AFT License Agreement because the Company believes there is no longer a commercially reasonable path to approval and commercialization for TMB-002 in the United States for facial angiofibromas associated with tuberous sclerosis complex. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, the Company was required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022 (the “Termination Date”). On the Termination Date, the rights and licenses to TMB-002 reverted to AFT, among other things, as set forth in the AFT License Agreement. As the agreement with AFT has been terminated we will no longer receive any royalties or milestones for any transactions under this agreement.

Other

The Company disbursed approximately $2.225 million for a prepaid CRO payment for the start of its Phase 3 ASCEND study evaluating TMB-001 in CI in April 2022. Approximately $617,000 of this payment remains in prepaid research and development at June 30, 2022.

Note 4. Accrued Expenses

As of June 30, 2022 and December 31, 2021, the Company’s accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Research and development	$637,060	$77,118
Professional fees	329,566	210,343
Personnel expenses	421,857	502,180
Other	20,485	60,916
Total	$1,408,968	$850,557

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

Series A Warrants

During the six months ended June 30, 2021, 3,476,390 Series A Warrants were exercised on a cashless basis, and the Company issued 2,059,613 shares of its common stock. The following is a summary of Series A Warrants outstanding as of June 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	20,178,214	$1.16	3.4	—
Outstanding and exercisable as of June 30, 2022	20,178,214	$1.16	2.9	$—

Bridge Warrants

The following table summarizes the Company’s Bridge Warrants for the six months ended June 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	413,751	$0.31	3.4	$28,963
Outstanding and exercisable as of June 30, 2022	413,751	$0.31	3.1	$2,069

November 2021 Warrants

No warrants have been exercised as of June 30, 2022, or December 31, 2021 (See Note 1).

The following table summarizes the Company’s November Warrants for the six months ended June 30, 2022:

Weighted
Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	26,953,125	$0.70	4.8	$—

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Outstanding and exercisable as of June 30, 2022	26,953,125	$0.70	4.4	$—

Redeemable Series A Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware that became effective immediately.

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock are entitled to cumulative dividends from an after the date of issuance at a per annum of eight percent (8.0%) of the stated value. Dividends will be payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock is convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, or $18.054. Holders of the Series A Preferred Stock are entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock shall be redeemable for cash at the option of the holders, in whole or in part.

As of May 18, 2020, pursuant to the Merger Agreement, the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, received 1,819 shares of newly created convertible Series A Preferred Stock. The Company’s Series A Preferred Stock, as to which the holder has demanded redemption, was redeemable at December 31, 2021, subject to certain limitations under Delaware law, and was recorded at the redemption value of approximately $2.2 million at June 30, 2022, and $2.1 million at December 31, 2021, respectively.  Interest is accrued on the unredeemed balance at 8.0% annually.

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock.  The Company has asserted that such right to redemption is currently limited under Delaware corporate law.  As a result of the request, the convertible Series A Preferred Stock was reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The Series A Preferred Stock will continue to accrue dividends but as a liability, the dividends will be recorded prospectively as non-cash interest expense in the Condensed Consolidated Statement of Operations until such time as the Series A Preferred Stock is redeemed.  The Company recognized non-cash interest expense of $42,077, during the three months ended June 30, 2022, and $96,328 in non-cash interest expense for the six months ended June 30, 2022 and $36,286 and $72,173 of non-cash dividends, for the three months and six months ended June 30, 2021, respectively.  As result of the reclassification interest is now recorded in the Consolidated Statement of Operations rather than additional-paid-in-capital (see Note 9).

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 970,833 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. On April 20, 2021, the Board of Directors of the Company approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 2,056,130 to 4,668,319, which was approved by the Company’s stockholders on July 1, 2021. In accordance with the “evergreen” provision in the 2020 Plan, an additional 2,544,765 shares of common stock were automatically made available for issuance on the first day of 2022, which represents 4% of the number of shares of common stock outstanding on December 31, 2021.  As of June 30, 2022, 7,213,084 shares of common stock were reserved for issuance under the 2020 Plan and there are 2,133,697 shares available for issuance at June 30, 2022.

Furthermore, as a result of the Merger, the Company assumed the TardiMed 2019 Equity Incentive Plan (the “2019 Plan”) from Timber Sub. The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 699,454. At June 30, 2022, Incentive Units outstanding under the 2019 Plan were 227,275 units and 359,486 units as of December 31, 2021, all comprised of VARs.

During the three and six months ended June 30, 2022 and 2021, respectively, equity-based compensation expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative value appreciation right awards	$5,847	$12,247	$(4,906)	$25,468
Research and development value appreciation right awards	—	549	—	1,092
General and administrative stock options	157,720	36,637	493,499	81,388
Research and development stock options	51,009	—	94,266	—
General and administrative restricted stock units	69,350		69,350
	$283,926	$49,433	$652,209	$107,948

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months and six months ended June 30, 2022, there were no grants of VARs, 52,884 VARs were forfeited, and 79,326 VARs were exercised.  There were no grants, forfeitures or VARs exercised during the three and six months ended June 30,, 2021. The following is a summary of VARs outstanding as of June 30, 2022:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2021	359,487	$0.01	$136,038	7.6
Exercised	(79,326)	$0.01		-
Forfeited	(52,884)	$0.01		-
Outstanding as of June 30, 2022	227,277	$0.01	$69,319	7.0

Value appreciation right awards vested and exercisable at June 30, 2022	101,991	$0.01	$31,107	7.3

As of June 30, 2022, 2022, the unrecognized compensation costs were approximately $0.02 million, which will be recognized over an estimated weighted-average amortization period of 0.3 years.

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

During the three and six months ended June 30, 2022, the Company granted 1,704,000 stock options to purchase common stock to its executive officers, non-employee directors and employees.  The options vest over a period of two to four years.

No stock options were granted during the three and six-month periods ended June 30, 2021, respectively.

The following is a summary of the options outstanding as of June 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	2,696,473	$1.09	9.6	—
Granted	1,704,000	0.31
Forfeited	(38,833)	2.87	-
Outstanding at June 30, 2022	4,361,640	$0.77	9.4	$13,632

Exercisable at June 30, 2022	574,738	$1.24	9.0	$—

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2022, the unrecognized compensation costs related to stock options were approximately $0.8 million, which will be recognized over an estimated weighted-average amortization period of 1.24 years.

The following was used in determining the fair value of stock options granted during the three and six months ended      June 30, 2021:

Three and
Six Months Ended
June 30,
2022
Expected life	5-7 years
Expected volatility	73.50%
Risk-free interest rate	2.79% -2.83%
Expected dividend yield	—

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - June 30, 2022	15,781	$75.27	0.9	$—

Legacy BioPharmX warrants - December 31, 2021	213,992	$87.21	1.8	$—
Expired	(2,222)	$225.00	—	—
Legacy BioPharmX warrants - June 30, 2022	211,770	$85.77	1.3	$—

Restricted Stock Units

During the quarter ended June 30, 2022, the Company issued Restricted Stock Units (RSUs).  The fair value of the grant is the value of the Company’s stock price at the date of grant multiplied by the number of units.  The RSUs vest monthly and are immediately converted into company stock on the vesting dates.  The Company issued 450,000 RSUs in the three-month period ended June 30, 2022.  The following is a summary of the RSUs outstanding at June 30, 2022:

			Weighted
	Shares		Average
	Underlying		Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock Units	Fair Value	Term (Years)	Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	450,000	$0.31	1.0	139,500
Vested	(74,998)	$0.31	—	$—
Unvested at June 30, 2022	375,002	$0.31	0.8	$116,251

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Commitments and contingencies

Leases

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the initial term is for twenty-four (24) months expiring on March 10, 2023. The initial base rent is $4,690.50 per month for the first twelve (12) months and $6,514.58 for the remaining twelve (12) months. During the six months ended June 30, 2021, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of June 30, 2022.

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

The components of lease expense were as follows:

	Three months ended	Six Months Ended

	June 30, 2022
Operating leases:
Operating lease cost	$99,143	$198,285
Variable lease cost	23,926	42,351
Operating lease expense	$123,069	$240,636
Lease income - sub lease	(106,761)	(213,522)
Net rent expense	$16,308	$27,114

	Three months ended	Six Months Ended

	June 30, 2021
Operating leases:
Operating lease cost	$99,142	$185,273
Variable lease cost	26,760	52,151
Operating lease expense	$125,902	$237,424
Lease income - sub lease	(108,256)	(211,563)
Net rent expense	$17,646	$25,861

Other information:

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating cash flows - operating leases	$201,134	$178,577
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$122,809
Weighted-average remaining lease term – operating leases	1.4	2.4
Weighted-average discount rate – operating leases	14.3%	14.1%

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2022, future minimum payments for the leases are as follows:

Operating
Leases
Six Months Ended December 31, 2022	$205,372
Year Ended December 31, 2023	357,599
Total	$562,971
Less present value discount	(57,677)
Operating lease liabilities	$505,294

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

Note 8. Related Party Transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019, and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Notes 3 and 9 for the payment terms and more details), respectively. Zachary Rome, a former member of the board of directors as well as the former Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. As of June 30, 2022, and December 31, 2021, Patagonia owns 45 shares of the Company’s common stock.

On March 4, 2022, Mr. Rome stepped down from his positions as Chief Operating Officer and Executive Vice-President  of the Company. As a result of his resignation, Mr. Rome (i) was entitled to 79,326 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 52,884 VARs. On March 4, 2022, Mr. Rome received 59,696 shares of common stock net upon exercise of the VARs after tax withholding.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. Mr. Rome, a former member of the board of directors as well as the former Chief Operating Officer, Executive Vice President and Secretary is a partner at TardiMed.  Our Chief Financial Officer, Treasurer, Secretary, and Executive Vice President of the Company was also a former partner of TardiMed. As of June 30, 2022, TardiMed holds 3,109,067 shares of common stock, which represents approximately 4.9% of the total voting shares outstanding.  The Company had no reimbursements to TardiMed in the three and six-month periods ended June 30, 2022, and reimbursed TardiMed $63,936 for management fees and reimbursed

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expenses in the six-month period ended June 30, 2021.  As of June 30, 2022, TardiMed holds 1,819 shares of Series A Preferred Stock (see Notes 5 and 9).

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2022, through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

On July 20, 2022, the Company entered into the Amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia agreed to extend the time for Company’s payment of the first milestone payment, which became payable upon the commencement of patient enrollment in our Phase 3 ASCEND clinical trial in the second quarter of 2022. The Company’s first milestone payment is now payable in two tranches, with $2.25 million due on September 1, 2022 and $1.75 million and $0.315million for a total of $2.065 million due on September 1, 2023. Further, the Company granted Patagonia a security interest in TMB-001 and certain other assets.

On July 27, 2022, the Company, entered into a letter agreement (the “Letter Agreement”) with TardiMed pursuant to which TardiMed agreed to exchange its 1,819 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) plus accrued dividends for a pre-funded warrant (the “Warrant”) to purchase 9,054,132 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).  The number of shares underlying the Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $0.239, the last closing price of the Common Stock prior to the date the Letter Agreement was executed.

Twenty percent of the Warrant is immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company will allow an additional 20% of the initial balance of the Warrant to become exercisable, provided that only 20% of the initial balance of the Warrant will be exercisable in any given quarter. The Warrant’s exercise price is $0.0001 and may be exercised on a cashless basis. The Warrant will terminate when exercised in full. On August 3, 2022, 20% of the Warrant was exercised on a cashless basis and 1,809,280 shares of Common Stock were issued to TardiMed.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock.

On March 1, 2022, the Company entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering  of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i) 46,583,333 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 20,083,334 shares of Common Stock (the “Pre-Funded Warrant Shares”) and (iii) common warrants (the “Common Warrants”) to purchase up to an aggregate of 66,666,667 shares of Common Stock (the “Common Warrant Shares” and, together with the Pre-Funded Warrant Shares, the “Warrant Shares”). Each Share and Pre-Funded Warrant to purchase one share of Common Stock was sold together with a Common Warrant to purchase one share of Common Stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each Share and accompanying Common Warrant was $0.12 and $0.1199 for each Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.0001 per share of Common Stock and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $0.12 per share of Common Stock and will expire five years from the date of issuance. The Shares and Pre-Funded warrants, and the accompanying Common Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the Pre-Funded Warrants were exercised, and none remain outstanding.

In connection with the Offering, on August 4, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors in the August 2022 Offering (the “Signatories”). The net proceeds to the Company from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company, excluding the proceeds, if any, from the exercise of the Common Warrants. The Company intends to use the net proceeds from the offering for research and development, including clinical trials, working capital and general corporate purposes. Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the common warrants issued in the August 2022 Offering.

Item 2. Financial Information.

Management’s Discussion and Analysis of the Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC, particularly those under “Risk Factors.”  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

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

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), facial angiofibromas (“FAs”) in tuberous sclerosis complex (“TSC”), and other sclerotic skin diseases. Our lead late-stage program is TMB-001. TMB-003 is our earliest stage program.

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

On February 3, 2022, we announced the successful completion of an End-of-Phase 2 meeting with the FDA that resulted in a clear path to progress to a pivotal Phase 3 study for TMB-001. The clinical development program for TMB-001 includes a Phase 3 study with an efficacy arm and a maximum use pharmacokinetic arm as well as a smaller bridging study required to bridge to the oral reference product. Based on FDA feedback at the End-of-Phase 2 meeting, we  initiated a pivotal Phase 3 study of TMB-001 in the second quarter of 2022.

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

On May 31, 2022, we announced that the U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy designation to TMB-001, a topical isotretinoin formulated using the Company’s patented IPEG™ delivery system, for the treatment of CI.

On June 2, 2022, we filed a divisional Korean patent application covering claims to additional subject matter in view of the Korean Patent Application Number:  10-2018-7074948 to issue on June 3, 2022.

On June 3, 2022, TMB-001 Korean Patent Application Number:  10-2018-7074948 was issued as Korean Patent Number:  10-2406880.

On June 23, 2022, we announced that the first four patients have been enrolled in the pivotal Phase 3 ASCEND clinical trial.

On June 30, 2022, we received a notice of allowance from the United States Patent and Trademark Office for a patent application covering TMB-001 (Application Number: 16/875,710) covering claims to the uses and methods of treating congenital ichthyosis and administering isotretinoin.

On July 13, 2022, we paid the issue fee for the allowed TMB-001 Application Number: 16/875,710 and we filed a US continuation patent application covering claims to additional subject matter.

TMB-002

TMB-002, a proprietary topical formulation of rapamycin, is currently being evaluated in a Phase 2b clinical trial for the treatment of FAs in TSC, a multisystem genetic disorder resulting in the growth of hamartomas in multiple organs. TSC results from dysregulation in the mTOR pathway, and as a topical mTOR inhibitor, TMB-002, marketed under the brand name Pascomer, may address FAs in TSC without the level of systemic absorption of an oral agent.  As of April 30, 2022, recruitment had been finalized on the TMB-002 Phase 2b trial with a total of 114 consented (108 randomized) patients.

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

On July 23, 2022, we provided written notice to AFT of our decision to terminate the AFT License Agreement, dated as of July 5, 2019, by and between the Subsidiary and AFT (the “AFT License Agreement”) because we believe there is no longer a commercially reasonable path to approval and commercialization for TMB-002 in the United States for FAs associated with TSC. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, we were required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022 (the “Termination Date”). On the Termination Date, the rights and licenses to TMB-002 reverted to AFT, among other things, as set forth in the AFT License Agreement.

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

Further, in connection with the Warrant Waiver Agreement we agreed to immediately register 11,383,389 shares of common stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of June 30, 2022, 16,701,824 shares of common stock remain issuable upon exercise of the Series A Warrants.

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

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”) pursuant to an asset acquisition agreement (the “Asset Acquisition Agreement”).  Zachary Rome, our former director, Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia.  Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license.  The first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product and as such a $4.0 million milestone payment has been accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021, as the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, we entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia agreed to extend the time for Company’s payment of the first milestone payment, which became payable in the third quarter of 2022 upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment is now payable by us in two tranches, with $2.25 million due by September 1, 2022 and $2.065 million due by September 1, 2023. Further, we granted Patagonia a security interest in TMB-001 and certain other assets.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of investigational new drug application (“IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2022, and December 31, 2021.

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

The development of Pascomer had been conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which had been reviewed on at least an annual basis. Aft agreed to perform clinical trials of Pascomer in the specified territory and perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We were responsible for all expenses incurred by AFT during the term of the AFT License Agreement and equally shared all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. We were also entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT was entitled to up to $25.5 million of cash milestone payments if TMB-002 achieved certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints. In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones were not yet considered probable, and no milestone payments have been accrued at June 30, 2022, and December 31, 2021.

On July 22, 2022, we provided written notice to AFT of our decision to terminate the AFT License Agreement because we believe there is no longer a commercially reasonable path to approval and commercialization for TMB-002 in the United States for FAs associated with TSC. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, we were required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022, or the Termination Date. On the Termination Date, the rights and licenses to TMB-002 reverted to AFT, among other things, as set forth in the AFT License Agreement.

August 2022 Offering

On March 1, 2022, we entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to act as the exclusive placement agent on a reasonable best efforts basis in connection with a public offering  of our common stock, par value $0.001 per share (the “Common Stock”).

On August 4, 2022, we  announced the pricing of the public offering (the “August 2022 Offering”) of (i) 46,583,333 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 20,083,334 shares of Common Stock (the “Pre-Funded Warrant Shares”) and (iii) common warrants (the “Common Warrants”) to purchase up to an aggregate of 66,666,667 shares of Common Stock (the “Common Warrant Shares” and, together with the Pre-Funded Warrant Shares, the “Warrant Shares”). Each Share and Pre-Funded Warrant to purchase one share of Common Stock was sold together with a Common Warrant to purchase one share of Common Stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each Share and accompanying Common Warrant was $0.12 and $0.1199 for each Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.0001 per share of Common Stock and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $0.12 per share of Common Stock and will expire five years from the date of issuance. The Shares and Pre-Funded warrants, and the accompanying Common Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the Pre-Funded Warrants were exercised, and none remain outstanding.

In connection with the August 2022 Offering, on August 4, 2022, we entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors in the Offering (the “Signatories”). The net proceeds to us from the Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the Common Warrants. We intends to use the net proceeds from the offering for research and development, including clinical trials, working capital and general corporate purposes.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the common warrants issued in the August 2022 Offering.

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

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2022, our net loss was approximately $12.6 million.  As of June 30, 2022, we had an accumulated deficit of approximately $41.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Results of Operations

Comparison of the Three Months Ended June 30, 2022, and 2021

	Three Months Ended June 30,
	2022	2021	Change $	Change %

Grant revenue	$—	$134,927	$(134,927)	NA %
Milestone revenue	—	253,892	(253,892)	NA
Total revenue	—	388,819	(388,819)	(100)%
Research and development	3,891,500	1,800,100	2,091,400	116%
Research and Development milestone expense for Patagonia Pharmaceuticals LLC	4,000,000	—	4,000,000	NA
Selling, general and administrative	1,512,343	1,556,012	(43,669)	(3)%
Loss from operations	(9,403,843)	(2,967,293)	(6,436,550)	217%
Interest expense	(42,077)	—	(42,077)	NA
Gain (loss) on foreign currency exchange	(50,076)	1,090	(51,166)	(4,694)%
Net (loss) income before provision for income taxes	(9,495,996)	(2,966,203)	(6,529,793)	220%
Provision for income taxes	—	—	—	NA
Net (loss) income	(9,495,996)	(2,966,203)	(6,529,793)	220%
Cumulative dividends on Series A preferred stock	—	(36,286)	36,286	NA %
Net (loss) income attributable to common stockholders	$(9,495,996)	$(3,002,489)	$(6,493,507)	216%

Grant and Milestone Revenue

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

During the three months ended June 30, 2022, and 2021, we recognized no revenues and revenue of $134,927 respectively, from the Grant.

Pursuant to the AFT Licensing and Development Agreement, we are entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The transaction with Desitin is included in the scope of this provision. The Company was entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin and recorded approximately $0.3 million during the three months ended June 30, 2021. No revenues were recorded as there were no milestone payments during the three months ended June 30, 2022.  As the agreement with AFT has been terminated we will no longer receive any royalties or milestones for any transactions under this agreement.

Operating Costs and Expenses

Research and Development Expense

During the three months ended June 30, 2022, and 2021, research and development expenses were $7.9 and $1.8 million, respectively.  The increase in research and development expenses of approximately $6.1 million are primarily related to costs incurred related to our Phase 3 clinical trial of TMB-001 such as CRO direct and pass-through expenses, and the accrual of the approximately $4.0 million milestone payment due to Patagonia as the first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product.  Research and development expenses are expected to continue to significantly increase in 2022 as a result of the Phase 3 trial for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

During the three months ended June 30, 2022, general and administrative expenses were $1.5 million compared to $1.6 million for the three months ended June 30, 2021.  The decrease in general and administrative expenses of approximately $0.1 million was due to a slight decrease in professional fees during the quarter.

Other Income (Expense)

During the three months ended June 30, 2022, other income (expense) included interest expense of $0.04 million related to the Redeemable Series A Preferred Stock under redemption, a loss on foreign currency n of approximately $0.05 million due to the strength of the US$ versus the AUD$.  There was de-minimis other income (expense) for the three months ended June 30, 2021.

Income Taxes

We did not record tax expense for the three-months ended June 30, 2022 and 2021, respectively, due to our loss position and full valuation allowance.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change $	Change %

Grant revenue	$83,177	$175,661	$(92,484)	(53)%
Milestone revenue	—	253,892	(253,892)	NA %
Total revenue	83,177	429,553	(346,376)	(81)%
Research and development	5,410,459	2,649,618	2,760,841	104%
Research and development milestone expense for Patagonia Pharmaceuticals LLC	4,000,000	—	4,000,000	NA %
Selling, general and administrative	3,214,738	2,621,401	593,337	23%
Loss from operations	(12,542,020)	(4,841,466)	(7,700,554)	159%
Interest expense	(96,328)	—	(96,328)	NA %
Other income	75,000	—	75,000	NA %
Forgiveness of PPP loan	37,772	—	37,772	NA %
Gain (loss) on foreign currency exchange	(43,814)	1,003	(44,817)	(4,468)%
Net loss before provision for income taxes	(12,569,390)	(4,840,463)	(7,728,927)	160%
(Benefit) provision for income taxes	—	—	—	NA %
Net loss	(12,569,390)	(4,840,463)	(7,728,927)	160%
Cumulative dividends on Series A preferred stock	—	(72,173)	72,173	(100)%
Net loss attributable to common stockholders	$(12,569,390)	$(4,912,636)	$(7,656,754)	156%

Grant and Milestone Revenue

During the six months ended June 30, 2022, and 2021, we recognized revenues of $83,177 and $175,661 respectively, from the $1.5 million Grant to Patagonia from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development.

Pursuant to the AFT Licensing and Development Agreement, the Company was entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin and recorded approximately $0.3 million during the six months ended June 30, 2021. No revenues were recorded for milestone payments during the six months ended June 30, 2022.  As the agreement with AFT has been terminated we will no longer receive any royalties or milestones for any transactions under this agreement.

Operating Costs and Expenses

Research and Development Expense

During the six months ended June 30, 2022, and 2021, research and development expenses were $9.4 and $2.6 million, respectively.  The increase in research and development expenses of $6.8 million are primarily related to costs incurred related to our Phase 3 clinical trial of TMB-001 such as CRO direct and pass-through expenses, and the accrual of the approximately $4.0 million milestone payment due to Patagonia as the first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product.  Research and development expenses are expected to continue to significantly increase in 2022 as a result of the Phase 3 trial for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

During the six months ended June 30, 2022, general and administrative expenses were approximately $3.2 million compared to $2.6 million for the six months ended June 30, 2021.  The increase in general and administrative expenses of approximately $0.6 million was due to an increase in stock-based compensation costs of $0.4 million due to grants issued in the last six months of 2021 and the second quarter of 2022 and increased professional and legal fees of $0.2 million during the six month period.

Other Income (Expense)

During the six months ended June 30, 2022, other income (expense) included interest expense of approximately $0.1 million related to the Redeemable Series A Preferred Stock under redemption, a gain on the forgiveness of our PPP loan of approximately $0.04 million and other income of approximately $0.08 million for fees received from a third party for their access to review certain agreements related to BPX-01 and BPX-04 and a loss on foreign currency of approximately $0.04 million due to the strength of the US$ versus the AUD$.  There was de-minimis other income (expense) for the six months ended June 30, 2021.

Income Taxes

We did not record tax expense for the six months ended June 30, 2022, and 2021, respectively, due to our loss position and full valuation allowance.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and has incurred net losses and negative cash flows from its operations. At June 30, 2022, we had working capital of approximately $2.7 million, which included cash of approximately $8.3 million. We reported a net loss of approximately $12.6 million during the six months ended June 30, 2022.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021

Cash provided by (used in) continuing operations:
Operating activities	$(8,528,864)	$(4,202,755)
Investing activities	(5,947)	(16,903)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(8,534,811)	$(4,219,658)

Operating Activities

For the six  months ended June 30 2022, net cash used in operating activities was $8.5 million, which primarily consisted of our net loss of $12.6 million, adjusted for non-cash expenses of approximately $0.7 million of stock-based compensation expense offset by the change in assets and liabilities of $3.2 million, which is primarily due an decrease in prepaid expenses of $0.7 related to research and development, a decrease in accounts payable of $0.5 million as payments were made,  and an increase in accrued expenses of approximately $062 million related to research and development expenses, a decrease in the lease liability of $0.2 million and the recording of the milestone payable due to Patagonia of approximately  $4.0 million.

Investing Activities

For the six months ended June 30, 2022, and 2021, net cash used in investing activities was $0.006 million for purchases of equipment and $0.02 million for furniture and equipment, respectively.

Financing Activities

For the six months ended June 30, 2022, and 2021, respectively, net cash provided by financing activities was zero.

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

On July 17, 2020, we entered into an Amended and Restated Registration Rights Agreement (as amended, the “Registration Rights Agreement”) with the Investors. Pursuant to the Registration Rights Agreement, we agreed to provide certain demand registration rights to the Investors relating to the registration of the shares underlying the Investor Warrants and the Bridge Warrants.  In connection with the entry into the Registration Rights Agreement and pursuant to the Securities Purchase Agreement, we were restricted from various financing activities until August 16, 2022. On November 19, 2020, we entered into waiver agreements with the investors revising the restriction date to April 30, 2021, except with respect to variable rate transactions. We remain restricted with respect to conducting variable rate transactions until May 18, 2023.

On July 5, 2019, we entered into the AFT License Agreement which provided us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize Pascomer in the United States, Canada and Mexico and (ii) a co-exclusive license to develop Pascomer in this territory.  Concurrently, we granted to AFT an exclusive license to commercialize Pascomer outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT was entitled to up to $25.5 million of cash milestone payments if TMB-002 achieved certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints.  In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed.  The potential regulatory and commercial milestones were not yet considered probable, and no milestone payments have been accrued at June 30, 2022, or December 31, 2021, respectively.

On July 23, 2022, we provided written notice to AFT of our decision to terminate the AFT License Agreement because we believe there is no longer a commercially reasonable path to approval and commercialization for TMB-002 in the United States for FAs associated with TSC. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, we were required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022, or the Termination Date. On the Termination Date, the rights and licenses to TMB-002 reverted to AFT, among other things, as set forth in the AFT License Agreement.

We have a class of Series A Preferred Stock as to which the holder TardiMed has demanded redemption.  The redemption price is equal to approximately $2.2 million in the aggregate, at June 30, 2022, and $2.1 million at December 31, 2021, respectively including accumulated and unpaid interest which accrues compounded at the rate of 8% per annum.  Redemption is subject to certain limitations under Delaware corporate law due to our current financial condition.  As a result of the call for redemption, the Series A Preferred Stock was reclassified as a liability at December 31, 2021.  Dividends continue to accrue and will be recorded as non-cash interest expense in the Statement of Operations rather than to additional-paid-in-capital in fiscal 2022.

On July 27, 2022, we entered into a letter agreement (the “Letter Agreement”) with TardiMed, pursuant to which TardiMed agreed to exchange its 1,819 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) plus accrued dividends for a pre-funded warrant (the “Warrant”) to purchase 9,054,132 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”).  The number of shares underlying the Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $0.239, the last closing price of the Common Stock prior to the date the Letter Agreement was executed.

Twenty percent of the Warrant is immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company will allow an additional 20% of the initial balance of the Warrant to become exercisable, provided that only 20% of the initial balance of the Warrant will be exercisable in any given quarter. The Warrant’s exercise price is $0.0001 and may be exercised on a cashless basis. The Warrant will terminate when exercised in full. On August 3, 2022, 20% of the Warrant was exercised on a cashless basis and 1,809,280 shares of Common Stock were issued to TardiMed.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock.

In addition, under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA, and defined as the first patient enrolled in such trial for the product.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed.  We are responsible for all development activities under the license. The first regulatory and commercial milestone occurred in June 2022, and as such the first $4.0 million milestone payment has been accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021. as the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, we entered into the Amendment to the Asset Acquisition Agreement with Patagonia. Pursuant to the

Amendment, we and Patagonia agreed to extend the time for our payment of the first milestone payment, which became payable in the third quarter of 2022 upon completion of patient enrollment in our Phase 3 ASCEND clinical trial. The first milestone payment is now payable by us in two tranches, with $2.25 million due by September 1, 2022 and $2.065 million due by September 1, 2023. Further, we granted Patagonia a security interest in TMB-001 and certain other assets.

On March 1, 2022, we entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering  of our common stock, par value $0.001 per share (the “Common Stock”).

On August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i) 46,583,333 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 20,083,334 shares of Common Stock (the “Pre-Funded Warrant Shares”) and (iii) common warrants (the “Common Warrants”) to purchase up to an aggregate of 66,666,667 shares of Common Stock (the “Common Warrant Shares” and, together with the Pre-Funded Warrant Shares, the “Warrant Shares”). Each Share and Pre-Funded Warrant to purchase one share of Common Stock was sold together with a Common Warrant to purchase one share of Common Stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each Share and accompanying Common Warrant was $0.12 and $0.1199 for each Pre-Funded Warrant and accompanying Common Warrant. The Pre-Funded Warrants were immediately exercisable at a price of $0.0001 per share of Common Stock and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $0.12 per share of Common Stock and will expire five years from the date of issuance. The Shares and Pre-Funded warrants, and the accompanying Common Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the Pre-Funded Warrants were exercised, and none remain outstanding.

In connection with the August 2022 Offering, on August 4, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors in the Offering (the “Signatories”). The net proceeds to the Company from the Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company, excluding the proceeds, if any, from the exercise of the Common Warrants. The Company intends to use the net proceeds from the offering for research and development, including clinical trials, working capital and general corporate purposes.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the common warrants issued in the August 2022 Offering.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2022 only are sufficient to satisfy our operating cash needs into the fourth quarter of 2022.  The Company closed on the August 2022 Offering on August 8, 2022.  As a result, management believes the Company’s cash and cash equivalents will be sufficient only to satisfy our operating cash needs into the second quarter of 2023.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations,
●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our Phase 3 clinical trial of TMB-001 for the treatment of CI;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the emergence and effect of competing or complementary products including the ability of our existing and future products to compete effectively;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of our products are approved for commercial sale,
●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own if approved for commercial sale
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;
●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our latest Annual Report on Form 10-K.

Recently Used and Adopted Accounting Pronouncements

See Note 2 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal periods ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1#

Amendment No. 1 to the Asset Acquisition Agreement, dated July 20, 2022, by and among Timber Pharmaceuticals, Inc., Patagonia Pharmaceuticals LLC, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2022).#

31.1*

Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2022.

31.2*

Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2022.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2022.

32.2**	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*Filed herewith.

**The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.

Date: August 11, 2022	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 11, 2022	By:/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)