Form 10-Q
period 2022-09-30
Timber Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 9, 2022
Common Stock, $0.001 par value	2,971,439

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash	$11,224,197	$16,808,539
Prepaid research and development	722,121	66,217
Other current assets	296,038	244,021
Total current assets	12,242,356	17,118,777
Deposits	127,534	127,534
Property and equipment, net	19,400	16,377
Right of use asset	400,918	638,786
Total assets	$12,790,208	$17,901,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$953,470	$953,349
Accrued expenses	1,960,065	850,557
Lease liability, current portion	336,162	332,817
Short-term milestone payable due to Patagonia Pharmaceuticals LLC	1,750,000	—
Redeemable Series A preferred stock under redemption (Notes 5 and 9)	—	2,055,348
Total current liabilities	4,999,697	4,192,071
Note payable	—	37,772
Lease liability	83,520	331,152
Other liabilities	73,683	73,683
Total liabilities	5,156,900	4,634,678

Commitments and contingencies (Note 7)

Stockholders' equity
Common stock, par value $0.001; 450,000,000 shares authorized; 2,670,856 shares issued and outstanding as of September 30, 2022, and 1,272,383 shares issued and outstanding as of December 31, 2021	133,543	63,619
Additional paid-in capital	52,140,972	42,087,719
Accumulated deficit	(44,641,207)	(28,884,542)
Total stockholders' equity	7,633,308	13,266,796
Total liabilities and stockholders' equity	$12,790,208	$17,901,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Grant revenue	$—	$225,128	$83,177	$400,789
Milestone revenue	—	41,846	—	295,738
Total revenue	—	266,974	83,177	696,527

Operating costs and expenses
Research and development	1,790,528	1,974,193	7,200,987	4,623,811
Research and Development - Milestone expense for Patagonia Pharmaceuticals LLC	—	—	4,000,000	—
Selling, general and administrative	1,336,668	1,296,641	4,551,406	3,918,042
Total operating expenses	3,127,196	3,270,834	15,752,393	8,541,853
Loss from operations	(3,127,196)	(3,003,860)	(15,669,216)	(7,845,326)
Other income (expense)
Interest expense	(71,203)	—	(167,531)	—
Other income	—	—	75,000	—
Forgiveness of PPP loan	—	—	37,772	—
(Loss) gain on foreign currency exchange	11,124	(1,544)	(32,690)	(541)
Total other income (expense)	(60,079)	(1,544)	(87,449)	(541)
Provision for income taxes	—	—	—	—
Net loss	(3,187,275)	(3,005,404)	(15,756,665)	(7,845,867)
Dividends on Series A preferred stock	—	(36,685)	—	(108,858)
Net loss attributable to common stockholders	$(3,187,275)	$(3,042,089)	$(15,756,665)	$(7,954,725)
Basic and diluted net loss per share attributable to common stockholders	$(1.52)	$(4.15)	$(10.16)	$(11.09)
Basic and diluted weighted average number of shares outstanding	2,095,091	733,194	1,550,326	717,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

For the Three Months Ended September 30, 2022

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at July 1, 2022	1,275,077	$63,754	$42,739,793	$(41,453,932)	$1,349,615
Issuance of common stock and warrants, net of issuance costs	1,333,333	66,667	6,871,817	—	6,938,484
Stock-based compensation	2,250	113	224,434	—	224,547
Exercise of common warrants	24,000	1,200	142,800	—	144,000
Conversion of Redeemable Series A Convertible Preferred Stock	—	—	2,163,937	—	2,163,937
Exercise of TardiMed Warrants	36,196	1,810	(1,810)	—	—
Net loss	—	—	—	(3,187,275)	(3,187,275)
Balance at September 30, 2022	2,670,856	$133,543	$52,140,972	$(44,641,207)	$7,633,308

For the Three Months Ended September 30, 2021

	Series A Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at July 1, 2021	1,819	$1,981,978	733,194	$36,660	$25,852,542	$(23,085,859)	2,803,343
Accrued dividend Series A preferred stock	—	36,685	—	—	(36,685)	—	(36,685)
Stock-based compensation	—	—	—	—	187,736	—	187,736
Net loss	—	—	—	—	—	(3,005,404)	(3,005,404)
Balance at September 30, 2021	1,819	$2,018,663	733,194	$36,660	$26,003,593	$(26,091,263)	(51,010)

For the Nine Months Ended September 30, 2022

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	1,272,383	$63,619	$42,087,719	$(28,884,542)	$13,266,796
Issuance of common stock and warrants, net of issuance costs	1,333,333	66,667	6,871,817	—	6,938,484
Stock-based compensation	3,750	187	876,569	—	876,756
Exercise of common warrants	24,000	1,200	142,800	—	144,000
Conversion of Redeemable Series A Convertible Preferred Stock	—	—	2,163,937	—	2,163,937
Exercise of TardiMed Warrants	36,196	1,810	(1,810)	—	—
Exercise of VARs	1,194	60	(60)	—	—
Net loss	—	—	—	(15,756,665)	(15,756,665)
Balance at September 30, 2022	2,670,856	$133,543	$52,140,972	$(44,641,207)	$7,633,308

For the Nine Months Ended September 30, 2021

	Series A Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at January 1, 2021	1,819	$1,909,805	542,648	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	108,858	—	—	(108,858)	—	(108,858)
Exercise of Series A warrants	—	—	41,192	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	149,353	7,468	(7,468)	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	—	-	—	—	—
Stock-based compensation	—	—	—	—	295,684	—	295,684
Net loss	—	—	—	—	—	(7,845,867)	(7,845,867)
Balance at September 30, 2021	1,819	$2,018,663	733,194	$36,660	$26,003,593	$(26,091,263)	$(51,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(15,756,665)	$(7,845,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	876,756	295,684
Amortization of right of use assets	237,868	197,339
Depreciation	2,925	791
Forgiveness of PPP loan	(37,772)	—
Non-cash interest on redeemable preferred stock	108,591	—
Current milestone payable to Patagonia Pharmaceuticals, LLC	1,750,000	—
Changes in assets and liabilities:
Other receivable	—	—
Prepaid research and development	(655,904)	—
Other current assets	(52,017)	39,090
Deposits	—	(13,000)
Accounts payable	120	647,241
Accrued expenses	1,109,506	(108,796)
Lease liability	(244,287)	(186,236)
Net cash used in operating activities	(12,660,879)	(6,973,754)

Cash flows from investing activities
Purchase of property and equipment	(5,947)	(17,803)
Net cash used in investing activities	(5,947)	(17,803)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net of issuance costs of $1,061,520	6,938,484	—
Proceeds from the exercise of common stock warrants	144,000	—
Net cash provided by financing activities	7,082,484	—

Net decrease in cash	(5,584,342)	(6,991,557)
Cash, beginning of period	16,808,539	10,348,693
Cash, end of period	$11,224,197	$3,357,136

Non-cash investing and financing activities:
Conversion of Redeemable Series A convertible preferred stock to prefunded common stock warrants	$2,163,937	$—
Current milestone payable to Patagonia Pharmaceuticals LLC	$1,750,000	$—
Accrued Series A preferred stock dividend	$—	$108,858
Cashless exercise of Series A warrants	$—	$2,060
Cashless exercise of Series B warrants	$—	$7,468
Cashless exercise of VARs	$60	$—

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

On November 7, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of Delaware that effected a 1-for-50 reverse stock split of its common stock, par value $0.001 per share, which became effective at 5:00 PM (EST) on November 8, 2022 (the “2022 Reverse Stock Split”). Pursuant to the Certificate of Amendment, the Company’s issued and outstanding common stock was decreased from 148,571,994 shares to 2,971,439 shares. The 2022 Reverse Stock Split did not affect the Company’s authorized common stock of 450,000,000 shares. The par value of its common stock was unchanged at $0.001 per share, post-split. All shares of common stock, including common stock underlying warrants, stock options, restricted stock units and VARs, as well as conversion ratios, exercise prices, conversion prices and per share information in these consolidated financial statements give retroactive effect to the 2022 Reverse Stock Split.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Merger Agreement

On May 18, 2020, BioPharmX Corporation (“BioPharmX”) completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 (the “Merger Agreement”), by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-12 (the “2020 Reverse Stock Split”). Immediately after completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of common stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 236,980 shares of common stock outstanding (after the 2020 Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding Value Appreciation Rights of Timber Sub (“VARs”), owned in the aggregate approximately 88.5% of the outstanding common stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding common stock. The number of shares of common stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 12.59 shares of common stock for each Timber Sub unit. In addition, the 11.68 VARs that were outstanding immediately prior to Merger became denoted and payable in 7,353 shares of common stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Merger received 1,819 shares of the newly created convertible Series A preferred stock (the “Series A Preferred Stock”) at the Effective Time.

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

Pursuant to the Pre-Merger Financing, (i) Timber Sub issued and sold to the Investors common units of Timber Sub which converted pursuant to the exchange ratio in the Merger into an aggregate of approximately 82,750 shares (the “Converted Shares”) of common stock; and (ii) the Company agreed to issue to each Investor, on the tenth trading day following the consummation of the Merger, (A) Series A Warrants representing the right to acquire shares of common stock (“Series A Warrants”) equal to 75% of the sum of (a) the number of Converted Shares issued to the Investor, without giving effect to any limitation on delivery contained in the Securities Purchase Agreement, and (b) the number of shares of common stock underlying the Series B Warrants issued to the Investor (the “Series B Warrants”) and (B) the Series B Warrants. On June 2, 2020, pursuant to the terms of the Securities Purchase Agreement, the Company issued Series A Warrants to purchase 167,695 shares of common stock and Series B Warrants to purchase 140,844 shares of common stock.

In addition, pursuant to the terms of the Securities Purchase Agreement, dated as of January 28, 2020 between Timber Sub and several of the Investors, the Company issued to such purchasers, on May 22, 2020, warrants to purchase 8,275 shares of common stock (the “Bridge Warrants”) which had an initial exercise price of $111.81 per share.  As a result of the August 2022 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $1.00 per share.

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $58.00 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i) June 2, 2025, and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of September 30, 2022, the Series A Warrants are exercisable for 334,036 shares of common stock in the aggregate.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On November 19, 2020, the Company entered into waiver agreements with each of the holders of the Company’s Series A Warrants. Pursuant to the waiver agreements the holders agreed to waive certain provisions in the Series A Warrants in order to allow for one immediate and final reset of the number of shares of common stock underlying the Series A Warrants and the exercise price of the Series A Warrants, and permanently waive the provisions providing for future resets of the number of shares of common stock underlying the Series A Warrants and the exercise price of the Series A Warrants (other than the anti-dilution protection provisions in the Series A Warrants providing for adjustments to the exercise price of the Series A Warrants upon a dilutive issuance). As a result, the exercise price of the Series A Warrants was set at $58.00 per share and the number of shares underlying all of the Series A Warrants was set at 403,564.

Series B Warrants

The Series B Warrants had an exercise price of $0.05 per share, were exercisable upon issuance and were exercised in full on March 4, 2021. The Series B Warrants were exercisable for 455,336 shares of common stock in the aggregate.

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $111.81 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 8,275 shares of common stock in the aggregate.  As a result of the November 2021 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $15.50 per share.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering (as defined below) less the Black Scholes value of the common warrants issued in the August 2022 Offering, or $1.00 per share.

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

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 426,500 shares of common stock and, to certain investors, pre-funded warrants to purchase shares of common stock and accompanying warrants to purchase shares of common stock (the “November 2021 Offering”). After giving effect to the sale of additional shares pursuant to the exercise of the option by Wainwright that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by the Company in the November 2021 Offering was 539,063, together with warrants to purchase up to 539,063 shares of common stock (the “November Warrants”) issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of approximately $15.8 million. As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $15.50 per share. Further, as a result of the August 2022 Offering, the exercise price of the Bridge Warrants was adjusted to $1.00 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a November Warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying November Warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance. No November Warrants have been exercised as of September 30, 2022, or December 31, 2021, respectively.

August 2022 Offering

On March 1, 2022, the Company entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with Wainwright, pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering  of the Company’s common stock, par value $0.001 per share.

In August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i)   931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of common stock (the “August Warrants”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and may be exercised at any time until all of the pre-funded warrants are exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded warrants were exercised, and none remain outstanding. On August 8, 2022, 24,000 August Warrants were exercised. As of September 30, 2022, 1,309,333 August Warrants have not been exercised.

In connection with the August 2022 Offering, on August 4, 2022, the Company entered into securities purchase agreements with certain institutional investors in the August 2022 Offering. The net proceeds to the Company from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company, excluding the proceeds, if any, from the exercise of the August Warrants. The Company intends to use the net proceeds from the August 2022 Offering for research and development, including clinical trials, working capital and general corporate purposes. Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the August warrants issued in the August 2022 Offering or $1.00 per share.

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable.  The Company had an accumulated deficit of approximately $44.6 million at September 30, 2022, a net loss of approximately $15.8 million, and approximately

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$12.7 million of net cash used in operating activities for the nine months ended September 30, 2022.  As of September 30, 2022, the Company had cash of approximately $11.2 million.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of September 30, 2022, were sufficient only to satisfy our operating cash needs into the second quarter of 2023.  Thus, the Company’s current cash on hand at September 30, 2022, was potentially not sufficient to satisfy our operating cash needs for the twelve months from the filing of this Quarterly Report on Form 10-Q.  The Company closed on a stock and warrant offering in October 2022 (see Note 9).  However, with the net proceeds of that offering, the Company’s cash and cash equivalents will be sufficient only to satisfy the Company’s operating cash needs into the second quarter of 2023.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations, including its ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates, including the timing, progress, costs and results of its Phase 3 clinical trial of TMB-001 for the treatment of congenital ichthyosis;
●	the outcome, timing and cost of meeting regulatory requirements established by the U.S Food and Drug Administration (“FDA”) and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products, including the ability of the Company’s future products to compete effectively;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of its products are approved for commercial sale;
●	the cost of establishing sales, marketing and distribution capabilities for its products in regions where it chooses to commercialize its products on its own;
●	the initiation, progress, timing and results of the commercialization of its product candidates, if approved for commercial sale, if approved for commercial sale;

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel; and,
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish.

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

The impact of the worldwide spread of the coronavirus (“COVID-19”) continues to be unpredictable. Clinical trial activities, including patient enrollment/retention can be impacted at any time. The Company continues to evaluate the effect on its operations by monitoring the spread of COVID-19 and associated impact on study procedures and requirements.

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

Effective at 5:00 PM (EST) on November 8, 2022 the Company effected a 1-for-50 reverse stock split of its common stock, or the 2022 Reverse Stock Split. Pursuant to the Certificate of Amendment, all shares of common stock, including common stock underlying warrants and stock options, as well as the  conversion ratios, conversion prices, exercise prices and per share information in these consolidated financial statements give retroactive effect to the 2022 Reverse Stock Split.  See Note 5 “Stockholder’s Equity – 2022 Reverse Stock Split” and Note 9 “Subsequent Events - Special Meeting and 2022 Reverse Stock Split”for further details.

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

As of September 30, 2022, and December 31, 2021, the recorded values of prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company expenses stock-based compensation to employees, non-employees and members of the Board of Directors of the Company (the “Board”) over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

Series A Preferred Stock

The Series A Preferred Stock under redemption was subject to certain limitations under Delaware law. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price $902.70. Each share of Series A Preferred Stock was redeemable for cash at the option of the holders, in whole or in part.

On November 23, 2021, the Company received a request for redemption by TardiMed Sciences LLC (“TardiMed”) for the Series A Preferred Stock. The Company’s Series A Preferred Stock, was redeemable at December 31, 2021 subject to certain limitations under Delaware law, and was recorded at the redemption value of $2.1 million.  Interest had accrued on the unredeemed balance at 8.0% per annum.  The Company asserted that such right to redemption was limited under Delaware corporate law.  As a result of the request, the Series A Preferred Stock had been reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The Series A Preferred Stock continued to accrue dividends but as a liability and dividends were recorded prospectively as non-cash interest expense in the Consolidated Statement of Operations until such time as the Series A Preferred Stock was redeemed.

On July 27, 2022, the Company, entered into a letter agreement (the “Letter Agreement”) with TardiMed pursuant to which TardiMed agreed to exchange its 1,819 shares of the Series A Preferred Stock plus accrued dividends for a pre-funded warrant (the “TardiMed Warrant”) to purchase 181,083 shares of the Company’s common stock (the “Warrant Exchange”).  The number of shares underlying the TardiMed Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $11.95, the last closing price of the Company’s common stock prior to the date the Letter Agreement was executed.

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.0001 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock. As of September 30, 2022, the TardiMed Warrant was exercisable for 144,866 shares of common stock.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends. The Series A Preferred Stock had cumulative dividends, whether or not declared.  Accordingly, the Company reduced the numerator for basic EPS by deducting/(increasing) the amount of cumulative preferred dividend from net income/(loss) in each period presented prior to the Company’s Series A Preferred Stock becoming redeemable, which occurred in 2021.  No dividends accrued on the Company’s Series A Preferred Stock during 2022 prior to the Warrant Exchange.

The basic and diluted net loss amounts are the same for the three and nine months ended September 30, 2022, and 2021, respectively, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares that were issuable upon conversion of the Series A Preferred Stock prior to the Warrant Exchange were calculated using the if-converted method.

As a result of the 2022 Reverse Stock Split, the Company has retroactively restated the basic and diluted weighted average number of shares outstanding

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted loss per share:
Net (loss) income	$(3,187,275)	$(3,005,404)	$(15,756,665)	$(7,845,867)
Cumulative dividends on Series A preferred stock	—	(36,685)	—	(108,858)
Net (loss) income attributable to common stockholders	$(3,187,275)	$(3,042,089)	$(15,756,665)	$(7,954,725)

Basic and diluted weighted average number of shares outstanding	2,095,091	733,194	1,550,326	717,476

Basic and Diluted net (loss) per share attributable to common stockholders	$(1.52)	$(4.15)	$(10.16)	$(11.09)

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Securities that could potentially dilute income per share in the future were not included in the computation of diluted loss per share for the three-month and nine-month periods ended September 30, 2022, and 2021, respectively, because their inclusion would be anti-dilutive are as follows (unaudited):

	September 30,
	2022	2021
Series A warrants	334,036	334,036
Bridge warrants	8,275	7,275
Value appreciation rights	4,546	7,353
Options to purchase common stock	87,833	53,153
Series A preferred stock (if converted)	—	2,015
Legacy stock options	316	316
Legacy warrants	4,235	4,280
Warrants issued in the November 2021 Financing	539,063	—
Warrants issued in the August 2022 Financing	1,309,333	—
Warrants issued in exchange for Series A preferred stock (unexercised)	144,866	—
Restricted Stock Units	5,250	—
	2,437,752	408,428

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

The Company made no state income tax payments during the three-month periods ended September 30, 2022 and 2021, respectively.  The Company made state income tax payments of $12,231 and $2,000 during the  nine-month periods ended September 30, 2022, and 2021, respectively.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The first regulatory and commercial milestone was reached in June 2022, and as such the first $4.0 million milestone payment was accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021, because the potential regulatory and commercial milestones were not considered probable.  No additional milestone payments accrued at September 30, 2022, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, the Company entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia agreed to extend the time for Company’s payment of the first milestone payment, which became payable upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment is now payable by the Company in two tranches, with $2.25 million due on September 1, 2022, and $1.75 million plus an additional $0.315 million for interest for a total of $2.065 million due on September 1, 2023. Further, the Company granted Patagonia a security interest in TMB-001 and certain other assets.  The first milestone payment tranche was made on September 1, 2022.  The Company is accreting interest on the second tranche.  Non-cash interest of $58,940 was recorded in the Company’s Consolidated Statement of Operations for the three-month period ended September 30, 2022.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 26, 2019, the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and therefore no milestone payments have been accrued at September 30, 2022 and December 31, 2021, respectively.

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

AFT was entitled to up to $25.5 million of cash milestone payments if TMB-002 achieved certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints.  In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones were not considered probable, and therefore no milestone payments were accrued at December 31, 2021.  No milestones were accrued at September 30, 2022, as a result of the termination of the AFT License Agreement on July 25, 2022 as described below and because no regulatory and milestones were yet considered probable prior to termination.

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the U.S. Food and Drug Administration (FDA) had approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for facial angiofibromas associated with tuberous sclerosis complex in adults and children six (6) years of age or older.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On July 22, 2022, the Company provided written notice to AFT of its decision to terminate the AFT License Agreement because the Company believed there is no longer a commercially reasonable path to approval and commercialization for TMB-002 in the United States for facial angiofibromas associated with tuberous sclerosis complex. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, the Company was required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022 (the “Termination Date”). On the Termination Date, the rights and licenses to TMB-002 reverted to AFT, among other things, as set forth in the AFT License Agreement. As the AFT License Agreement has been terminated the Company will no longer receive any royalties or milestones for any transactions under the AFT License  Agreement.

Other

The Company disbursed approximately $2.23 million for a prepaid CRO payment for the start of its Phase 3 ASCEND study evaluating TMB-001 in CI in April 2022. Approximately $479,000 of this payment remains in prepaid research and development at September 30, 2022.

Note 4. Accrued Expenses

As of September 30, 2022, and December 31, 2021, the Company’s accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Research and development	$913,455	$77,118
Professional fees	273,081	210,343
Personnel expenses	608,294	502,180
Accrued interest on Patagonia milestone payable	58,940	—
Other	106,295	60,916
Total	$1,960,065	$850,557

Note 5. Stockholder’s Equity

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock (see Note 1).

2022 Reverse Stock Split

On November 7, 2022, at a special meeting of stockholders (the “Special Meeting”), the holders of a majority of the Company’s outstanding shares of common stock and Series B Mirroring Preferred Stock approved the reverse stock split proposal and gave the Company’s board of directors discretionary authority to select a ratio for the split from 1-for-25 to 1-for-50. The Company’s board of directors approved the reverse split at a ratio of 1-for-50 on October 27, 2022, subject to stockholder approval.

On November 8, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended , with the Secretary of State of Delaware that effected a 1-for-50 reverse stock split of its common stock, which became effective at 5:00 PM (EST) on November 8, 2022.  As a result of the 2022 Reverse Stock Split, the 13,000 shares of Series

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

B Mirroring Preferred Stock were automatically cancelled for no consideration and resume the status of authorized but unissued shares of preferred stock of the Company.  The 2022 Reverse Stock Split traded on an as-adjusted basis upon market open on November 9, 2022.  The purpose of the 2022 Reverse Stock Split was to enable the Company to regain compliance with the requirements of Section 1003(f)(v) of the NYSE American Company Guide.

All shares of common stock, including common stock underlying warrants, stock options, restricted stock units, and VARs, as well as all conversion ratios, exercise prices, conversion prices and per share information in these consolidated financial statements give retroactive effect to the 2022 Reverse Stock Split.

Series B Warrants

During the nine months ended September 30, 2021, the remaining Series B Warrants outstanding totaling 149,481 shares of common stock were exercised on a cashless basis, and the Company issued 149,353 shares of its common stock.

	Shares	Weighted	Aggregate
	Underlying	Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding as of January 1, 2020	149,481	$0.05	$7,474
Exercised	(149,481)	$0.05	—
Outstanding and exercisable as of September 30, 2021	—	$—	$—

Series A Warrants

During the nine months ended September 30, 2021, 69,528 Series A Warrants were exercised on a cashless basis, and the Company issued 41,192 shares of its common stock. The following is a summary of the Series A Warrants outstanding as of September 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	334,036	$58.00	3.4	—
Outstanding and exercisable as of September 30, 2022	334,036	$58.00	2.7	$—

Bridge Warrants

The following table summarizes the Company’s Bridge Warrants for the nine months ended September 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	8,275	$1.00	3.4	$28,963
Outstanding and exercisable as of September 30, 2022	8,275	$1.00	2.6	$41,375

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

November 2021 Warrants

The warrants issued by the Company were recorded as equity and recognized at fair value which was approximately $7.1 million.  The value of the warrants issued by the Company in connection with November 2021 Offering, were estimated using a Black Scholes option pricing model. The inputs using the Black Scholes model to calculate the fair value of the warrants related to the November 2021 offering included no dividend yield, expected price volatility of 73.1%, a risk-free interest rate of 1.05%-1.08% and an expected term of 5 years.

No November Warrants have been exercised as of September 30, 2022, or December 31, 2021 (See Note 1).

The following table summarizes the Company’s November Warrants for the nine months ended September 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	539,063	$35.00	4.8	$7,101,563
Outstanding and exercisable as of September 30, 2022	539,063	$35.00	4.1	$7,101,563

Redeemable Series A Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware that became effective immediately.

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock had no voting rights. The holders of the Series A Preferred Stock were entitled to cumulative dividends from and after the date of issuance at a per annum of eight percent (8.0%) of the stated value. Dividends were payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price of $902.70. Holders of the Series A Preferred Stock were entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control (as defined in the Certificate of Designations), the Series A Preferred Stock were redeemable for cash at the option of the holders, in whole or in part.

As of May 18, 2020, pursuant to the Merger Agreement, the holder of 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger, received 1,819 shares of Series A Preferred Stock. The Company’s Series A Preferred Stock, as to which the holder had demanded redemption, was redeemable at December 31, 2021, subject to certain limitations under Delaware law, and was recorded at the redemption value of approximately $2.1 million at December 31, 2021.  Interest was accrued on the unredeemed balance at 8.0% annually. The shares of Series A Preferred Stock previously held by TardiMed were converted into a pre-funded warrant to purchase 181,083 shares of common stock as described below.

Pre-Funded Warrant for TardiMed

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock.  The Company asserted that such right to redemption was limited under Delaware corporate law.  As a result of the request,

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the convertible Series A Preferred Stock was reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The previously outstanding shares of Series A Preferred Stock accrued dividends but as a liability and the dividends were recorded prospectively as non-cash interest expense in the Condensed Consolidated Statement of Operations until the Series A Preferred Stock held by TardiMed were redeemed.  The Company recognized no non-cash interest expense during the three months ended September 30, 2022, and $108,591 in non-cash interest expense for the nine months ended September 30, 2022, and $36,685 and $108,858 of non-cash dividends, for the three months and nine months ended September 30, 2021, respectively.  As result of the reclassification, interest was recorded in the Consolidated Statement of Operations rather than additional-paid-in-capital.

On July 27, 2022, the Company, entered into Letter Agreement with TardiMed pursuant to which TardiMed agreed to exchange its 1,819 shares of  Series A Preferred Stock  plus accrued dividends for the TardiMed Warrant to purchase 181,083 shares of  common stock in the Warrant Exchange.  The number of shares underlying the TardiMed Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $11.95, the last closing price of the Company’s common stock prior to the date the Letter Agreement was executed.

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock.

The following table summarizes the TardiMed Warrant for the nine months ended September 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	TardiMed Warrant	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	—	$—	*	$—
Issued	181,083	$0.005	*	$1,085,590
Exercised	(36,217)	$0.005	*	$(217,118)
Outstanding and exercisable as of September 30, 2022	144,866	$0.005	*	$868,472
* Options expire once fully exercised; until exercised there is no expiration term

August 2022 Common Stock Warrants

In August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares (the “Shares”) of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) August Warrants  to purchase up to an aggregate of  1,333,333 shares of common stock.  Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All pre-funded warrants were exercised.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The warrants issued by the Company were recorded as equity and recognized at fair value which was approximately $4.9 million.   The value of the warrants issued by the Company in connection with August 2022 Offering, were estimated using a Black Scholes option pricing model.  The inputs using the Black Scholes model to calculate the fair value of the warrants related to the August 2022 Offering included no dividend yield, expected price volatility of 97.67%, a risk-free interest rate of 2.91% and an expected term of 5 years.

The following table summarizes the August Warrants for the nine months ended September 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	—	$—	—	$—
Granted	1,333,333	$6.00	4.9	$4,933,333
Exercised	(24,000)	$6.00	—	$(88,800)
Outstanding and exercisable as of September 30, 2022	1,309,333	$6.00	4.9	$4,844,533

Note 6. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 19,417 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. On April 20, 2021, the Board approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 41,123 to 93,366, which was approved by the Company’s stockholders on July 1, 2021. In accordance with the “evergreen” provision in the 2020 Plan, an additional 50,895 shares of common stock were automatically made available for issuance on the first day of 2022, which represents 4% of the number of shares of common stock outstanding on December 31, 2021.  As of September 30, 2022, 144,262 shares of common stock were reserved for issuance under the 2020 Plan and there are  42,674 shares available for issuance at September 30, 2022.

Furthermore, as a result of the Merger, the Company assumed the TardiMed 2019 Equity Incentive Plan (the “2019 Plan”) from Timber Sub. The 2019 Plan permits the granting of incentive units (the “Incentive Units”). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 13,989. At September 30, 2022, Incentive Units outstanding under the 2019 Plan were 4,546 units and 7,190 units as of December 31, 2021, all comprised of VARs.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2022, and 2021, respectively, equity-based compensation expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative value appreciation right awards	$3,402	$8,621	$(1,504)	$34,089
Research and development value appreciation right awards	—	555	—	1,647
General and administrative stock options	145,194	21,650	638,692	21,650
Research and development stock options	35,665	156,910	129,931	238,298
General and administrative restricted stock units	40,288	—	109,637	—
	$224,549	$187,736	$876,756	$295,684

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

During the three months and nine months ended September 30, 2022, there were no grants of VARs.  1,058 VARs were forfeited, and 1,587 VARs were exercised during the nine months ended September 30, 2022.  There were no grants, forfeitures or VARs exercised during the three and nine months ended September 30, 2021. The following is a summary of VARs outstanding as of September 30, 2022:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2021	7,190	$0.50	$136,038	7.6
Exercised	(1,587)	$0.50		-
Forfeited	(1,058)	$0.50		-
Outstanding as of September 30, 2022	4,546	$0.50	$25,000	6.8

Value appreciation right awards vested and exercisable at September 30, 2022	2,883	$0.50	$15,859	6.8

As of September 30, 2022, 2022, the unrecognized compensation costs were approximately $0.02 million, which will be recognized over an estimated weighted-average amortization period of 0.2 years.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three months ended September 30, 2022, the Company granted stock options to purchase 600 shares of common stock to one employee.  During the nine months ended September 30, 2022, the Company granted stock options to purchase 34,680 shares of common stock to its executive officers, non-employee directors and employees.  The options vest over a period of two to four years.

The Company granted stock options to purchase 49,464 shares of common stock to its executive officers, non-employee directors and employees during the three and nine-month periods ended September 30, 2021, respectively.

The following is a summary of the options outstanding as of September 30, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	53,929	$54.50	9.6	—
Granted	34,680	15.00
Forfeited	(777)	143.50	-
Outstanding at September 30, 2022	87,833	$38.00	9.1	$300
Exercisable at September 30, 2022	18,652	$58.5	8.8	$—

As of September 30, 2022, the unrecognized compensation costs related to stock options were approximately $0.6 million, which will be recognized over an estimated weighted-average amortization period of 1.04 years.

The following was used in determining the fair value of stock options granted during the three and nine months ended      September 30, 2022:

Three and
Nine Months Ended
September 30,
2022
Expected life	5-7 years
Expected volatility	73.5%-77.38%
Risk-free interest rate	2.79% -2.83%
Expected dividend yield	—

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - September 30, 2022	316	$3,763.55	0.6	$—

Legacy BioPharmX warrants - December 31, 2021	4,280	$4,360.50	1.8	$—
Expired	(44)	$11,250.00	—	—
Legacy BioPharmX warrants - September 30, 2022	4,235	$4,288.50	1.04	$—

Restricted Stock Units

During the nine months ended September 30, 2022, the Company issued 9,000 Restricted Stock Units (RSUs).  The fair value of the grant is the value of the Company’s stock price at the date of grant multiplied by the number of units.  The RSUs vest monthly and are immediately converted into company stock on the vesting dates.  The Company issued no RSUs in the three-month period ended September 30, 2022.  The following is a summary of the RSUs outstanding at September 30, 2022:

			Weighted
	Shares		Average
	Underlying		Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock Units	Fair Value	Term (Years)	Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	9,000	$15.50	1.0	139,500
Vested	(3,750)	$15.50	—	$—
Unvested at September 30, 2022	5,250	$15.50	0.6	$81,376

Note 7. Commitments and contingencies

Leases

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the initial term is for twenty-four (24) months expiring on March 10, 2023. The initial base rent is $4,690.50 per month for the first twelve (12) months and $6,514.58 for the remaining twelve (12) months. During the nine months ended September 30, 2021, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of September 30, 2022.

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

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

	Three months ended	Nine Months Ended

	September 30, 2022
Operating leases:
Operating lease cost	$99,142	$297,247
Variable lease cost	16,672	59,023
Operating lease expense	$115,814	$356,270
Lease income - sub lease	(115,281)	(328,803)
Net rent expense	$533	$27,467

	Three months ended	Nine Months Ended

	September 30, 2021
Operating leases:
Operating lease cost	$99,142	$284,415
Variable lease cost	24,948	77,099
Operating lease expense	$124,090	$361,514
Lease income - sub lease	(106,435)	(317,998)
Net rent expense	$17,655	$43,516

Other information:

	Nine months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating cash flows - operating leases	$303,820	$273,313
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$122,809
Weighted-average remaining lease term – operating leases	1.2	2.1
Weighted-average discount rate – operating leases	14.4%	14.1%

As of September 30, 2022, future minimum payments for the leases are as follows:

Operating
Leases
Remaining Months in Year Ended December 31, 2022	$102,686
Year Ended December 31, 2023	357,599
Total	$460,285
Less present value discount	(40,603)
Operating lease liabilities	$419,682

Litigation

The Company is not currently a party to any legal or governmental regulatory proceedings, nor is management aware of any pending or threatened legal or government regulatory proceedings proposed to be initiated against the Company that would have a material adverse effect on the Company’s business, financial condition or operating results.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 8. Related Party Transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019, and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. Zachary Rome, a former member of the Board as well as the former Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. As of September 30, 2022, and December 31, 2021, Patagonia owns 1 share of the Company’s common stock.

On March 4, 2022, Mr. Rome stepped down from his positions as Chief Operating Officer and Executive Vice-President  of the Company. As a result of his resignation, Mr. Rome (i) was entitled to 1,587 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 1,058 VARs. On March 4, 2022, Mr. Rome received 1,194 shares of common stock net upon exercise of the VARs after tax withholding.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. Mr. Rome, a former member of the Board as well as the former Chief Operating Officer, Executive Vice President and Secretary is a partner at TardiMed.  Our Chief Financial Officer, Treasurer, Secretary, and Executive Vice President of the Company was also a former partner of TardiMed. As of September 30, 2022, TardiMed holds 94,028 shares of common stock, which represents less than 4.99% of the total voting shares outstanding.  The Company had no reimbursements to TardiMed in the three and nine-month periods ended September 30, 2022, and reimbursed TardiMed $80,066 for management fees and reimbursed expenses in the nine-month period ended September 30, 2021.

On July 27, 2022, the Company, entered into the Letter Agreement with TardiMed pursuant to which TardiMed agreed to exchange its 1,819 shares of Series A Preferred Stock plus accrued dividends for a pre-funded warrant to purchase 181,083 shares of common stock, or the TardiMed Warrant.  The number of shares underlying the TardiMed Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $11.95, the last closing price of the common stock prior to the date the Letter Agreement was executed.

Twenty percent of the TardiMed Warrant is immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company will allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series Stock. As of September 30, 2022, the TardiMed Warrant was exercisable for 144,866 shares of common stock(see Note 5).

Note 9. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2022, through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

October 2022 Offering

On October 3, 2022, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with several institutional accredited investors (the “Investors”) to sell, in a registered direct offering (the “Registered Offering”) (i) 260,000 shares of common stock, and (ii) Series 1 common warrants (the “Series 1 Warrants”) to purchase up to an aggregate of 260,000 shares of common stock. The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent's fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

The Company filed a prospectus supplement (the “Prospectus Supplement”) on October 3, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Registered Offering. The shares of common stock and Series 1 Warrant Shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No.333-255743) (the “Registration Statement”), which was declared effective by the SEC on May 11, 2021, the accompanying base prospectus dated May 11, 2021 contained within the Registration Statement, and the Prospectus Supplement.

In a concurrent private placement (the “Concurrent Private Placement Offering” and, together with the Registered Offering, the “October 2022 Offerings”) the Company has also agreed to issue (i) Series 2 common warrants (the “Series 2 Warrants, “and together with the Series 1 Warrants, the “Warrants”) to purchase up to an aggregate of 260,000 shares of underlying common stock (the “Series 2 Warrant Shares”), and (ii) 13,000 shares of Series B Mirroring Preferred Stock (the “Series B Preferred Stock”).

Each share of Series B Preferred Stock has a stated value of $0.001 per share. The Series B Preferred Stock had super voting rights on the approval of the 2022 Reverse Stock Split (as defined below) equal to 10,000,000 votes per share of Series B Preferred Stock. The voting rights of the Series B Preferred Stock were established in order to maintain the Company’s NYSE American listing by raising the average minimum bid price of the common stock to over $0.20 for 30 consecutive trading days. Upon the effectiveness of the Certificate of Amendment, the outstanding shares of Series B Preferred Stock were automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders thereof and such shares resumed the status of authorized but unissued shares of preferred stock and were no longer designated as shares of Series B Stock.

The Series 2 Warrants are exercisable on the date six (6) months following the date of issuance at an exercise price of $6.00 per share and will expire two and one-half years following the initial exercise date. The Series B Preferred Stock, was not, and the Series 2 Warrants and Series 2 Warrant Shares issuable upon exercise of the Series 2 Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were  offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

Timber Pharmaceuticals, Inc. & Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, the Company paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, the Company received net proceeds of $1.0 million.

TardiMed Warrant Exercise

On October 26, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,166 shares of common stock were issued to TardiMed. As of November 9, 2022, the TardiMed Warrant is exercisable for 108,700 shares of common stock, subject to the ownership percentage limitations set forth in the TardiMed Warrant (see Note 5).

Special Meeting and 2022 Reverse Stock Split

On November 7, 2022, the Special Meeting, the stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse split of the common stock at a specific ratio, ranging from one-for-twenty-five to one-for-fifty, at any time prior to the first anniversary date of the Special Meeting (the “2022 Reverse Stock Split”), with the exact ratio to be determined by the Board. The Board had previously approved the reverse split at a ratio of one-for-fifty on October 27, 2022, subject to obtaining stockholder approval.

On November 7, 2022, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware , which effected, at 5:00 p.m. Eastern Time on November 8, 2022, the 2022 Reverse Stock Split of the Company’s issued and outstanding shares common stock at a ratio of one-for-fifty. In connection with the 2022 Reverse Stock Split, the CUSIP number for the common stock changed to 887080208.

As a result of the 2022 Reverse Stock Split, every 50 shares of common stock issued and outstanding was converted into one share of common stock. As a result of the 2022 Reverse Stock Split, the 13,000 shares of Series B Mirroring Preferred Stock were automatically cancelled for no consideration and resumed the status of authorized but unissued shares of preferred stock of the Company. The 2022 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2022 Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the 2022 Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The common stock began trading on a post-split as-adjusted basis on November 9, 2022. There can be no assurance that the Company will be able to regain or maintain compliance with the NYSE American continued listing standards, even after the implementation of the 2022 Reverse Stock Split.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;
●	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement (as defined below);
●	the dilutive effect of our outstanding convertible securities:
●	our ability to successfully complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agents in different jurisdictions;
●	the potential impact of outbreaks of communicable diseases, including the COVID-19 pandemic, and adverse global conditions, including political and economic uncertainty on our business, financial conditions, and results of operations, including on our clinical development plans and timelines;
●	the outcome, costs and timing of clinical trial results for our current or future product candidates;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	the volatility of the price of our common stock, par value $0.001 per share (the “Common Stock”);
●	our ability to retain key executives;
●	our ability to internally develop new inventions and intellectual property;

●	acceptance of our products in our industry;
●	the emergence and effect of competing or complementary products, including the ability of our future products to compete effectively;
●	the accuracy of our estimates regarding expenses and capital requirements; and
●	our ability to adequately support growth.

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

ADDITIONAL NOTES

●	Timber Pharmaceuticals, Inc. and its consolidated subsidiaries are referred to herein as “Timber,” the “Company,” “we,” “us,” and “our,” unless the context indicates otherwise.
●	Amounts and percentages throughout this Quarterly Report on Form 10-Q may reflect rounding adjustments and consequently totals may not appear to sum.
●	All shares of Common Stock, including Common Stock underlying warrants, stock options, restricted stock units and VARs, as well as all conversion ratios, exercise prices, conversion prices and per share information in this Quarterly Report on Form 10-Q give retroactive effect to the 2022 Reverse Stock Split (as defined below).

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), and other sclerotic skin diseases. Our lead late-stage program is TMB-001. TMB-003 is our earliest stage program.

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

On March 25, 2022, we announced a late-breaking presentation of a sub-analysis of the Company’s Phase 2b CONTROL study that evaluated TMB-001 that was made by a third party at the American Academy of Dermatology 2022 Annual Meeting. The sub-type analysis found that TMB-001 0.05% demonstrated a substantially greater proportion of patients achieving VIIS-50 and ≥2-grade IGA improvement compared with vehicle regardless of subtype.  Among enrolled patients (TMB-001 0.05% [n=11], 0.1% [n=10], and vehicle [n=12]), 55% had autosomal recessive CI lamellar ichthyosis (ARCI-LI) and 45% % X-linked recessive ichthyosis (XLRI) subtypes.

On April 28, 2022, we announced the FDA granted Fast Track designation to TMB-001 for the treatment of XLRI and ARCI-LI.

On May 31, 2022, we announced that the FDA granted Breakthrough Therapy designation to TMB-001, a topical isotretinoin formulated using the Company’s patented IPEG™ delivery system, for the treatment of CI.

On June 3, 2022, the Korean Intellectual Property Office issued a patent covering TMB-001 Korean Patent Number:  10-2406880.  Additional patents are pending for TMB-001 in several other countries.

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

On July 13, 2022, we filed a U.S. continuation patent application covering claims to additional subject matter for TMB-001.

On October 25, 2022, we announced that the European Commission has granted orphan designation for TMB-001 for the treatment of ARCI.  The European Medicines Agency (“EMA”) Pediatric Committee also provided positive comments on the Pediatric Investigation Plan for the treatment of ARCI and XLRI, setting the basis for a final discussion in mid-November, which is a prerequisite for filing a Marketing Authorization Application with the EMA.

TMB-002

TMB-002, a proprietary topical formulation of rapamycin, was evaluated in a Phase 2b clinical trial for the treatment of facial angiofibromas (“FAs”) in TSC, a multisystem genetic disorder resulting in the growth of hamartomas in multiple organs. TSC results from dysregulation in the mTOR pathway, and as a topical mTOR inhibitor, TMB-002, marketed under the brand name Pascomer, may address FAs in TSC without the level of systemic absorption of an oral agent.  As of April 30, 2022, recruitment had been finalized on the TMB-002 Phase 2b trial with a total of 114 consented (108 randomized) patients.

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the FDA has approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for FAs associated with TSC in adults and children six (6) years of age or older. The approval of this program in the United States and the protection granted under the Orphan Drug Act represent a major shift in the commercial opportunity and environment for TMB-002. As TMB-002 is intended for treatment of the same indication, we determined not to proceed with a pivotal Phase 3 clinical trial of TMB-002 in FAs.

On July 22, 2022, we provided written notice to AFT Pharmaceuticals Ltd. (“AFT”) of our decision to terminate tour 2019 agreement with AFT to develop TMB-002 because we believe there was no longer a commercially reasonable path to approval and commercialization for TMB-002 in the United States for FAs associated with TSC. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. On July 25, 2022, the rights and licenses to TMB-002 reverted to AFT, among other things, as set forth in the AFT License Agreement.

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

The Merger, Reverse Stock Split, and Name Change

On May 18, 2020, BioPharmX completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 (the “Merger Agreement”), by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of March 24, 2020 (the “First Amendment”) and Amendment No. 2 thereto made and entered into as of April 27, 2020 (the “Second Amendment”) (the Merger Agreement, as amended by the First Amendment and the Second Amendment, the “Amended Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the Company’s Common Stock, at a ratio of 1-for-12 (the “2020 Reverse Stock Split”). Immediately after completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

Under the terms of the Amended Merger Agreement, BioPharmX issued shares of Common Stock to the holders of common units of Timber Sub. Immediately after the Merger, there were approximately 236,980 shares of Common Stock outstanding (after the 2020 Reverse Stock Split). Pursuant to the terms of the Amended Merger Agreement, the former holders of common units of Timber Sub (including the Investors, as defined below, but excluding Value Appreciation Rights of Timber Sub (“VARs”), as defined below) owned in the aggregate approximately 88.5% of the outstanding Common Stock, with the Company’s stockholders immediately prior to the Merger owning approximately 11.5% of the outstanding Common Stock. The number of shares of Common Stock issued to the holders of common units of Timber Sub for each common unit of Timber Sub outstanding immediately prior to the Merger was calculated using an exchange ratio of approximately 12.59 shares of Common Stock for each Timber Sub unit. In addition, the 11.68 VARs that were outstanding immediately prior to Merger became denoted and payable in 7,353 shares of Common Stock at the Effective Time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the newly created convertible Series A preferred stock (the “Series A Preferred Stock”) at the Effective Time.

Private Placement of Common Stock and Warrants

In connection with the Merger Agreement, on March 27, 2020, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Investors”) pursuant to which, among other things, Timber Sub issued to the Investors shares of Timber units immediately prior to the Merger and BioPharmX issued to the Investors warrants to purchase shares of Common Stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million (which amount is comprised of (x) a $5 million credit with respect to the Bridge Notes and (y) $20 million in cash from the Investors) (the “Purchase Price”). We issued to the Investors 167,695 Series A Warrants to purchase shares of Common Stock (“Series A Warrants”) and 140,844 Series B Warrants to purchase shares of Common Stock (“Series B Warrants”). The Series A Warrants have a 5-year term and an exercise price of $139.77, subject to the number of shares and exercise price being reset based on our stock price after the Merger. The Series A Warrants were initially exercisable into 167,695 shares of Common Stock issued to the Investors, subject to certain adjustments. The Series B Warrants had an exercise price per share of $0.05, were exercisable upon issuance and were initially convertible into 140,844 shares of Common Stock in the aggregate.

In addition, pursuant to the terms of the Securities Purchase Agreement, on May 22, 2020, we issued to the Investors warrants to purchase 8,275 shares of Common Stock (the “Bridge Warrants”) which had an exercise price of $111.81 per share, which was revised to $1.00 per share as a result of the August 2022 offering.

On November 19, 2020, we entered into a Warrant Waiver Agreement with each of the warrant holders which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants issued was fixed at 403,564 and the warrant exercise price was fixed at $58.00. The aggregate number of Series B Warrants was fixed at 455,336. The exercise price of the Series B Warrants remained unchanged.

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

Further, in connection with the Warrant Waiver Agreement we agreed to immediately register 227,628 shares of Common Stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of September 30, 2022, 334,036 shares of Common Stock remain issuable upon exercise of the Series A Warrants.

November 2021 Offering

On November 2, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC, (“Wainwright”) as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of shares of our Common Stock and, to certain investors, pre-funded warrants to purchase shares of Common Stock, and accompanying warrants to purchase shares of our Common Stock (the “November Warrants”). After giving effect to the sale of additional shares pursuant to the exercise of the option by Wainwright  that closed on November 9, 2021, the total number of shares of Common Stock (or Common Stock equivalents) sold by us in the offering was 539,063, together with warrants to purchase up to 539,063 shares of Common Stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the November 2021 offering, the exercise price of the Bridge Warrants was adjusted to $15.50 per share. Further, as a result of the August 2022 Offering, the exercise price of the Bridge Warrants was adjusted to $1.00 per share.

Each share of Common Stock and pre-funded warrant to purchase one share of Common Stock was sold together with a warrant to purchase one share of Common Stock. All the securities sold in the November 2021 offering were sold by us. The public offering price of each share of Common Stock and accompanying common warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of Common Stock and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $35.00 per share of Common Stock and expire five years from the date of issuance.

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

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia.  Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the license.  The first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product and as such a $4.0 million milestone payment was accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021, as the potential regulatory and commercial milestones were not considered probable. No additional milestone payments accrued at September 30, 2022, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, we entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia agreed to extend the time for Company’s payment of the first milestone payment, which became payable in the third quarter of 2022 upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment is now payable by us in two tranches, with $2.25 million due by September 1, 2022 and $2.065 million due by September 1, 2023. The first milestone payment was made on September 1, 2022.  The Company is accreting interest on the second tranche.  The non-cash interest is recorded in the Company’s Consolidated Statement of Operations. Further, we granted Patagonia a security interest in TMB-001 and certain other assets.

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of investigational new drug application (“IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2022, and December 31, 2021, respectively.

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

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT was entitled to up to $25.5 million of cash milestone payments if TMB-002 achieved certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints. In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones were not yet considered probable, and no milestone payments have been accrued at December 31, 2021. No milestones were accrued at September 30 2022 as a result of the termination of the AFT License Agreement on July 25, 2022 and because no regulatory and milestones were yet considered probable prior to termination.

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

August 2022 Offering

On March 1, 2022, we entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with Wainwright, pursuant to which Wainwright agreed to act as the exclusive placement agent on a reasonable best efforts basis in connection with a public offering of Common Stock.

On August 4, 2022, we announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares of Common Stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of Common Stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of Common Stock (the “August Warrants”). Each share of Common Stock and pre-funded warrant to purchase one share of Common Stock was sold together with an August Warrant to purchase one share of Common Stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each share of Common Stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of Common Stock and were exercisable at any time until all of the pre-funded warrants were exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of Common Stock and will expire five years from the date of issuance. The shares of Common Stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded Warrants were exercised, and none remain outstanding.

In connection with the August 2022 Offering, on August 4, 2022, we entered into securities purchase agreements (the “August Purchase Agreements”) with certain institutional investors in the August 2022 Offering. The net proceeds to us from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the August Warrants. We intend to use the net proceeds from the August 2022 Offering for research and development, including clinical trials, working capital and general corporate purposes.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the August Warrants issued in the August 2022 Offering which was $1.00.

October 2022 Offering

On October 3, 2022, we entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with several institutional accredited investors (the “Investors”) to sell, in a registered direct offering (the “Registered Offering”) (i) 260,000 shares of Common Stock, and (ii) Series 1 common warrants (the “Series 1 Warrants”) to purchase up to an aggregate of 260,000 shares of Common Stock (the “Series 1 Warrant Shares”). The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent’s fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

We filed a prospectus supplement (the “Prospectus Supplement”) on October 3, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Registered Offering. The shares of Common Stock and Series 1 Warrant Shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No.333-255743) (the “Registration Statement”), which was declared effective by the SEC on May 11, 2021, the accompanying base prospectus dated May 11, 2021 contained within the Registration Statement, and the Prospectus Supplement.

In a concurrent private placement (the “Concurrent Private Placement Offering” and, together with the Registered Offering, the “October 2022 Offerings”) we also agreed to issue (i) Series 2 common warrants (the “Series 2 Warrants”) to purchase up to an aggregate of 260,000 shares of underlying Common Stock (the “Series 2 Warrant Shares”), and (ii) 13,000 shares of Series B Mirroring Preferred Stock (the “Series B Preferred Stock”).

Each share of Series B Preferred Stock had a stated value of $0.001 per share. The Series B Preferred Stock had super voting rights on the approval of the 2022 Reverse Stock Split (as defined below) equal to 10,000,000 votes per share of Series B Preferred Stock. The voting rights of the Series B Preferred Stock were established in order to maintain our NYSE

American listing by raising the average minimum bid price of the Common Stock to over $0.20 for 30 consecutive trading days. Upon the effectiveness of the Certificate of Amendment (as defined below), the outstanding shares of Series B Preferred Stock were automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders thereof and such shares resumed the status of authorized but unissued shares of preferred stock and were no longer designated as shares of Series B Stock.

The Series 2 Warrants are exercisable on the date six (6) months following the date of issuance at an exercise price of $6.00 per share and will expire two and one-half years following the initial exercise date. The Series B Preferred Stock was not, and the Series 2 Warrants and Series 2 Warrant Shares issuable upon exercise of the Series 2 Warrants have not been, registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, we paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, the Company received net proceeds of approximately $1.0 million.

Corporate History

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, our operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials. Over the past two years. We have financed our operations with gross proceeds totaling $51.6 million through capital contributions.

Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2022, our net loss was approximately $15.8 million.   As of September 30, 2022, we had an accumulated deficit of approximately $44.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

On November 8, 2022, we filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware, which effected, at 5:00 p.m. Eastern Time on November 8, 2022, the 2022 Reverse Stock Split of the Company’s issued and outstanding shares of Common Stock at a ratio of one-for-fifty (the “2022 Reverse Stock Split”). All per share amounts and number of shares of Common Stock in this Current Report on Form 10-Q reflect the 2022 Reverse Stock Split. The 2022 Reverse Stock Split did not affect our authorized preferred stock of 450,000,000 shares. Proportionate adjustments were made to the conversion rate, the per share exercise price and the number of shares issuable upon the vesting, exercise or conversion of the Company’s outstanding derivative securities in accordance with the 2022 Reverse Stock Split ratio.

As a result of the 2022 Reverse Stock Split, every fifty shares of Common Stock issued and outstanding was converted into one share of Common Stock. The 2022 Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2022 Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the 2022 Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of Common Stock were instead entitled to receive a proportional cash payment. The Common Stock began trading on a post-split as-adjusted basis on November 9, 2022. There can be no assurance that we will be able to regain or maintain compliance with the NYSE American continued listing standards, even after the implementation of the 2022 Reverse Stock Split.

Results of Operations

Comparison of the Three Months Ended September 30, 2022, and 2021

	Three Months Ended September 30,
	2022	2021	Change $	Change %

Grant revenue	$—	$225,128	$(225,128)	NA %
Milestone revenue	—	41,846	(41,846)	NA
Total revenue	—	266,974	(266,974)	(100)%
Research and development	1,790,528	1,974,193	(183,665)	(9)%
Research and Development milestone expense for Patagonia Pharmaceuticals LLC	—	—	—	NA
Selling, general and administrative	1,336,668	1,296,641	40,027	3%
Loss from operations	(3,127,196)	(3,003,860)	(123,336)	4%
Interest expense	(71,203)	—	(71,203)	NA
Gain (loss) on foreign currency exchange	11,124	(1,544)	12,668	(820)%
Net (loss) income	(3,187,275)	(3,005,404)	(181,871)	6%
Cumulative dividends on Series A preferred stock	—	(36,685)	36,685	NA %
Net (loss) income attributable to common stockholders	$(3,187,275)	$(3,042,089)	$(145,186)	5%

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

During the three months ended September 30, 2022, and 2021, we recognized no revenues and revenue of approximately $0.2 million respectively, from the Grant.

Pursuant to the AFT Licensing and Development Agreement, we were entitled to receive a significant percentage of the economics (royalties and milestones) in any licensing transaction that AFT executes outside of North America, Australia, New Zealand, and Southeast Asia. The transaction with Desitin was included in the scope of this provision. The Company was entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin and recorded approximately $0.04 million during the three months ended September 30, 2021. No revenues were recorded as there were no milestone payments during the three months ended September 30, 2022.  As the agreement with AFT has been terminated we will no longer receive any royalties or milestones for any transactions under this agreement.

Operating Costs and Expenses

Research and Development Expense

During the three months ended September 30, 2022, and 2021, research and development expenses were approximately $1.8 and $2.0 million, respectively.  The decrease in research and development expenses of approximately $0.2 million are primarily related to a slight reduction in costs incurred related to our Phase 2 clinical trial of TMB-002 offset by an increase in expenses associated with the Phase 3 clinical trial of TMB-001 such as CRO direct and pass-through expenses.  Research and development expenses are expected to significantly increase in 2022 as a result of the Phase 3 trial for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

During the three months ended September 30, 2022, general and administrative expenses were approximately $1.3 million compared to $1.3 million for the three months ended September 30, 2021.  General and administrative expenses increased slightly due to increased costs associated with investor relations.

Other Income (Expense)

During the three months ended September 30, 2022, other income (expense) of approximately $0.6 million included interest expense of approximately $0.01 million related to the Redeemable Series A Preferred Stock that was converted, interest expense of $0.06 million related to accretion for the second tranche of the Patagonia milestone payment, a de-minimis gain on foreign currency of approximately $0.01 million due to the strength of the US$ versus the AUD$.  There was de-minimis other (expense) for the three months ended September 30, 2021.

Income Taxes

We did not record tax expense for the three-months ended September 30, 2022, and 2021, respectively, due to our loss position and full valuation allowance.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change $	Change %

Grant revenue	$83,177	$400,789	$(317,612)	(79)%
Milestone revenue	—	295,738	(295,738)	NA %
Total revenue	83,177	696,527	(613,350)	(88)%
Research and development	7,200,987	4,623,811	2,577,176	56%
Research and development milestone expense for Patagonia Pharmaceuticals LLC	4,000,000	—	4,000,000	NA %
Selling, general and administrative	4,551,406	3,918,042	633,364	16%
Loss from operations	(15,669,216)	(7,845,326)	(7,823,890)	100%
Interest expense	(167,531)	—	(167,531)	NA %
Other income	75,000	—	75,000	NA %
Forgiveness of PPP loan	37,772	—	37,772	NA %
Gain (loss) on foreign currency exchange	(32,690)	(541)	(32,149)	5,943%
Net loss	(15,756,665)	(7,845,867)	(7,910,798)	101%
Cumulative dividends on Series A preferred stock	—	(108,858)	108,858	NA %
Net loss attributable to common stockholders	$(15,756,665)	$(7,954,725)	$(7,801,940)	98%

Grant and Milestone Revenue

During the nine months ended September 30, 2022, and 2021, we recognized revenues of approximately $0.08 million and $0.4 million respectively, from the $1.5 million grant to Patagonia from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development.

Pursuant to the AFT Licensing and Development Agreement, the Company was entitled to €213,750 related to an upfront milestone payment paid to AFT by Desitin and recorded approximately $0.3 million during the nine months ended September 30, 2021. No revenues were recorded for milestone payments during the nine months ended September 30, 2022.  As the agreement with AFT has been terminated we will no longer receive any royalties or milestones for any transactions under this agreement.

Operating Costs and Expenses

Research and Development Expense

During the nine months ended September 30, 2022, and 2021, research and development expenses were approximately $11.2 and $4.6 million, respectively.  The increase in research and development expenses of approximately $6.6 million are primarily related to costs incurred related to our Phase 3 clinical trial of TMB-001 such as CRO direct and pass-through expenses, and the accrual of the $4.0 million milestone payment due to Patagonia as the first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product.  Research and development expenses are expected to continue to significantly increase in 2022 as a result of the Phase 3 trial for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

During the nine months ended September 30, 2022, general and administrative expenses were approximately $4.6 million compared to approximately $3.9 million for the nine months ended September 30, 2021.  The increase in general and administrative expenses of approximately $0.7 million was due to an increase in stock-based compensation costs of approximately $0.7 million due to grants issued in the last six months of 2021 and the second quarter of 2022 and an increase in costs associated with investor relations during the period..

Other Income (Expense)

During the nine months ended September 30, 2022, other income (expense) included interest expense of approximately $0.1 million related to the Redeemable Series A Preferred Stock under redemption, a gain on the forgiveness of our PPP loan of approximately $0.04 million and other income of approximately $0.08 million for fees received from a third party for their access to review certain agreements related to BPX-01 and BPX-04 and a loss on foreign currency of approximately $0.03 million due to the currency fluctuation of the US$ versus the AUD$ as exchange rates were unfavorable earlier in 2022.  There was de-minimis other income (expense) for the nine months ended September 30, 2021.

Income Taxes

We did not record tax expense for the nine months ended September 30, 2022, and 2021, respectively, due to our loss position and full valuation allowance.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. At September 30, 2022, we had working capital of approximately $7.2 million, which included cash of approximately $11.2 million. We reported a net loss of approximately $15.8 million during the nine months ended September 30, 2022.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021

Cash provided by (used in) continuing operations:
Operating activities	$(12,660,879)	$(6,973,754)
Investing activities	(5,947)	(17,803)
Financing activities	7,082,484	—
Net decrease in cash and cash equivalents	$(5,584,342)	$(6,991,557)

Operating Activities

For the nine months ended June 30 2022, net cash used in operating activities was approximately $12.7 million, which primarily consisted of our net loss of $15.8 million, adjusted for non-cash expenses of approximately $0.9 million of stock-based compensation expense, amortization of our right of use assets of $0.2 million, non-cash interest of  approximately $0.1 million, the $1.75 million milestone payable to Patagonia Pharmaceuticals, LLC, offset by the change in assets and liabilities of approximately $0.2 million, which is primarily due an decrease in prepaid expenses of approximately $0.7 million related to research and development, and an increase in accrued expenses of approximately $1.1 million related to research and development expenses and accrued interest payable related to the milestone payable to Patagonia Pharmaceuticals, LLC and a decrease in the lease liability of $0.2 million.

Investing Activities

For the nine months ended September 30, 2022, and 2021, net cash used in investing activities was $0.006 million for purchases of equipment and $0.018 million for furniture and equipment, respectively.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $7.1 million, consisting of $6.9 million from the August 2022 Offering and $0.2 million from the proceeds from the exercise of Common Stock warrants. There was no cash provided by financing activities in the nine months ended September 30, 2021.

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

We have a class of Series A Preferred Stock as to which the holder TardiMed had demanded redemption.  The redemption price was equal to approximately $2.2 million in the aggregate, at June 30, 2022, and $2.1 million at December 31, 2021, respectively including accumulated and unpaid interest which accrues compounded at the rate of 8.0% per annum.

Redemption is subject to certain limitations under Delaware corporate law due to our current financial condition.  As a result of the call for redemption, the Series A Preferred Stock was reclassified as a liability at December 31, 2021.  Dividends continued to accrue and were recorded as non-cash interest expense in the Statement of Operations rather than to additional-paid-in-capital in fiscal 2022.

On July 27, 2022, we entered into a letter agreement (the “Letter Agreement”) with TardiMed, pursuant to which TardiMed agreed to exchange its 1,819 shares of the Series A Preferred Stock plus accrued dividends for a pre-funded warrant (the “TardiMed Warrant”) to purchase  181,083 shares of our Common Stock.  The number of shares underlying the TardiMed Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $11.95, the last closing price of the Common Stock prior to the date the Letter Agreement was executed.

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of Common Stock were issued to TardiMed. Further, on October 26, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,166 shares of Common Stock were issued to TardiMed. As of November 9, 2022, the TardiMed Warrant is exercisable for 108,700 shares of Common Stock, subject to the ownership percentage limitations set forth in the TardiMed Warrant.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock.

In addition, under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA, and defined as the first patient enrolled in such trial for the product.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed.  We are responsible for all development activities under the license. The first regulatory and commercial milestone occurred in June 2022, and as such the first $4.0 million milestone payment was accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021, as the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, we entered into the Amendment to the Asset Acquisition Agreement with Patagonia. Pursuant to the Amendment, we and Patagonia agreed to extend the time for our payment of the first milestone payment, which became payable in the third quarter of 2022 upon completion of patient enrollment in our Phase 3 ASCEND clinical trial. The first milestone payment is now payable by us in two tranches, with $2.25 million due by September 1, 2022 and $2.065 million due by September 1, 2023. The first milestone payment was made on September 1, 2022. The Company is accreting interest on the second tranche.  The interest is recorded in the Company’s Consolidated Statement of Operations. Further, we granted Patagonia a security interest in TMB-001 and certain other assets.

On March 1, 2022, we entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering of our Common Stock.

On August 4, 2022, we announced the pricing of the August 2022 Offering of (i) 931,667 of Common Stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of Common Stock and (iii) the August Warrants to purchase up to an aggregate of 1,333,333 shares of Common Stock. Each share of Common Stock and pre-funded warrant to purchase one share of Common Stock was sold together with an August Warrant to purchase one share of Common

Stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each share of Common Stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of Common Stock and were exercisable at any time until all of the pre-funded warrants are exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of Common Stock and will expire five years from the date of issuance. The shares of Common Stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded warrants were exercised, and none remain outstanding.

In connection with the August 2022 Offering, on August 4, 2022, we entered into the August Purchase Agreements with certain institutional investors in the August 2022 Offering. The net proceeds to us from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the August Warrants. We intend to use the net proceeds from the August 2022 offering for research and development, including clinical trials, working capital and general corporate purposes. Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the August Warrants issued in the August 2022 Offering which was $1.00.

On October 3, 2022, we entered into the October Purchase Agreement with the Investors to sell, in the Registered Offering (i) 260,000 shares of Common Stock, and (ii) Series 1 Warrants to purchase up to an aggregate of 260,000 shares of Common Stock. The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent’s fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

We filed the Prospectus Supplement on October 3, 2022, with the SEC in connection with the Registered Offering. The shares of Common Stock and Series 1 Warrant Shares were offered pursuant to a “shelf” registration statement on Form S-3 (Registration No.333-255743), or the Registration Statement, which was declared effective by the SEC on May 11, 2021, the accompanying base prospectus dated May 11, 2021 contained within the Registration Statement, and the Prospectus Supplement.

In the Concurrent Private Placement Offering we also agreed to issue (i) Series 2 Warrants to purchase up to an aggregate of 260,000 shares of underlying Common Stock, and (ii) 13,000 shares of Series B Preferred Stock.

Each share of Series B Preferred Stock had a stated value of $0.001 per share. The Series B Preferred Stock had super voting rights on the approval of the 2022 Reverse Stock Split equal to 10,000,000 votes per share of Series B Preferred Stock. The voting rights of the Series B Preferred Stock were established in order to maintain our NYSE American listing by raising the average minimum bid price of the Common Stock to over $0.20 for 30 consecutive trading days. Upon the effectiveness of the Certificate of Amendment (as defined below), the outstanding shares of Series B Preferred Stock were automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders thereof and such shares resumed the status of authorized but unissued shares of preferred stock and were no longer designated as shares of Series B Stock.

The Series 2 Warrants are exercisable on the date six (6) months following the date of issuance at an exercise price of $6.00 per share and will expire two and one-half years following the initial exercise date. The Series B Preferred Stock was not, and the Series 2 Warrants and Series 2 Warrant Shares issuable upon exercise of the Series 2 Warrants have not been, registered under the Securities Act, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, we paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, the Company received net proceeds of approximately $1.0 million.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2022 only are sufficient to satisfy our operating cash needs into the second quarter of 2023.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations,
●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our Phase 3 clinical trial of TMB-001 for the treatment of CI;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products including the ability of our future products to compete effectively;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of our products are approved for commercial sale,
●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own if approved for commercial sale
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;
●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal periods ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not furnished information under this item to the extent that such information previously has been included under Item 3.02 in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series B Mirroring Preferred Stock filed with the Secretary of State of the State of Delaware on October 3, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2022)

3.2	Form of Series B Mirroring Preferred Stock Certificate (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 3, 2022).

3.3

Certificate of Amendment of Certificate of Incorporation, as amended, of Timber Pharmaceuticals, Inc., dated November 7, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2022).

4.1	Form of Pre-Funded TardiMed Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2022).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2022).

4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 8, 2022).

4.4	Form of Series 1 Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2022).

4.5	Form of Series 2 Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 3, 2022).

10.1	Letter Agreement, dated July 27, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2022).

10.2#

Amendment No. 1 to the Asset Acquisition Agreement, dated July 20, 2022, by and among Timber Pharmaceuticals, Inc., Patagonia Pharmaceuticals LLC, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2022).#

10.3	Form of Securities Purchase Agreement, dated August 4, 2022 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2022).

10.4

Form of Securities Purchase Agreement, dated October 3, 2022, by and among Timber Pharmaceuticals, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 3, 2022).

31.1*

Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

31.2*

Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

32.2**	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

Timber Pharmaceuticals, Inc.

Date: November 14, 2022	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)