Form 10-K
period 2022-12-31
Timber Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2022

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-37411

TIMBER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Mountain View Road, Suite 100, Warren, NJ 07059

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

As of June 30, 2022, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was approximately $20.0 million, based upon the closing price of the Registrant’s common stock as reported on the NYSE American on June 30, 2022 of $15.75, as adjusted for the Registrant’s one-for-fifty reverse stock split. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2023, there were outstanding 3,007,620 shares of the registrant’s common stock, $0.001 par value.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-K

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly those under “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;
●	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing that may be unavailable due to contractual limitations under the Securities Purchase Agreement (as defined below);
●	our ability to establish or maintain collaborations, licensing or other arrangements for the development and commercialization of our current and future product candidates;
●	our ability to establish sales capabilities through third parties, market and sell our existing or future product candidates, if approved, or generate product revenue;
●	our ability to successfully complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (“FDA”) or other regulatory agents in different jurisdictions;
●	the outcome, costs and timing of clinical trial results for our current or future product candidates;
●	the dilutive effect of our outstanding convertible securities;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	the volatility of the price of our common stock, par value $0.001 per share;
●	our ability to retain key executives;
●	our ability to internally develop new inventions and intellectual property;
●	the emergence and effect of competing or complementary products, including the ability or our future products to compete effectively;

●	the accuracy of our estimates regarding expenses and capital requirements;
●	our ability to adequately support growth; and

●	the potential impact of outbreaks of communicable diseases, including the coronavirus (“COVID-19”) pandemic, and adverse global conditions, including political and economic uncertainty on our business, financial conditions, and results of operations, including on our clinical development plans and timelines.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

ADDITIONAL NOTES

●	Timber Pharmaceuticals, Inc. and its consolidated subsidiaries are referred to herein as “Timber,” “the Company,” “we,” “us,” and “our,” unless the context indicates otherwise.

●	Amounts and percentages throughout this Annual Report on Form 10-K may reflect rounding adjustments and consequently totals may not appear to sum.

●	All shares of common stock, including common stock underlying warrants, stock options, restricted stock units and value appreciation rights (“VARs”), as well as all conversion ratios, exercise prices, conversion prices and per share information in this Annual Report on Form 10-K give retroactive effect to the reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-fifty, effective on November 8, 2022 (the “2022 Reverse Stock Split”).

PART I

ITEM 1. BUSINESS

Overview

Timber Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), including X-linked recessive CI (“XLRI”) and autosomal recessive CI (“ARCI”) and other sclerotic skin diseases. Our lead late-stage program is TMB-001. TMB-003 is our earliest stage program.

Products

TMB-001

TMB-001, a patented topical formulation of isotretinoin using our patented IPEG™ delivery system, completed its Phase 2b clinical trial (the “CONTROL study”) in the fourth quarter of 2021 for the treatment of moderate to severe subtypes of

CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. This study demonstrated a clinically meaningful reduction in targeted and overall severity of CI along with a favorable safety profile. The efficacy, pharmacokinetics and safety of TMB-001 is currently being evaluated in a pivotal Phase 3 ASCEND clinical trial (the “ASCEND study”). A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption.  The FDA (through its Orphan Products Grant program) awarded us a $1.5 million grant to support clinical trials evaluating TMB-001.

On October 7, 2021, we announced the completion of our Phase 2b trial in CI. The Phase 2b CONTROL study was a randomized, double-blind, vehicle-controlled study designed to assess the efficacy and safety of two concentrations of TMB-001 (0.05% and 0.1% isotretinoin) for the treatment of two distinct subtypes of moderate-to-severe CI XLRI and autosomal recessive congenital ichthyosis (“ARCI”) in patients (n=33) nine years old or older. Subjects applied TMB-001 twice daily for 12 weeks. The primary endpoint was the reduction of targeted ichthyosis severity, determined by a 50 percent or greater reduction in the validated Visual Index for Ichthyosis Severity (“VIIS”) scaling score (or VIIS-50), a clinically meaningful change. Secondary endpoints included reduction in overall ichthyosis severity, as measured by a two-point improvement using the (“IGA”) scale, also considered to be a clinically relevant improvement. The study was not designed or powered for statistical analysis of the endpoints and was intended to provide information for future development.

Top-line results including descriptive statistics are described below:

●	In the per protocol (the “PP”) population, 100 percent (nominal p= .04) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 40 percent in the vehicle group.
●	In the intent to treat (the “ITT”) population, 64 percent (nominal p= 0.17) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 33 percent in the vehicle group.
●	In the PP population, 100 percent (nominal p=.002) and 60 percent (nominal p=ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 10 percent in the vehicle group.
●	In the ITT population, 55 percent (nominal p=.02) and 40 percent (nominal p=ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 8 percent in the vehicle group.
●	TMB-001 was generally well tolerated with a similar incidence of adverse events (“AEs”) across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events (“SAE”).

On February 3, 2022, we announced the successful completion of an End-of-Phase 2 meeting with the FDA that resulted in a clear path to progress to a pivotal Phase 3 study for TMB-001. The clinical development program for TMB-001 includes a Phase 3 study with an efficacy arm and a maximum use pharmacokinetic arm as well as a smaller bridging study required to bridge to the oral reference product. Based on FDA feedback at the End-of-Phase 2 meeting, we initiated the pivotal Phase 3 ASCEND study of TMB-001 0.05% in the second quarter of 2022.  The primary endpoint is the comparison of proportions of subjects with a ≥2 point change from the baseline in IGA-scaling and fissuring scores in the treatment area at 12 weeks between TMB-001 0.05% and vehicle-treated subjects. Secondary endpoints include the reduction in overall ichthyosis severity. On June 23, 2022, we announced that the first four patients had been enrolled in the Phase 3 ASCEND study. We expect to complete enrollment of the Phase 3 ASCEND study by September 2023 and to publish top-line data by May 2024.

In March 2022, a third party presented a late-breaking presentation of a sub-analysis of our Phase 2b CONTROL study that evaluated TMB-001 at the American Academy of Dermatology 2022 Annual Meeting. The sub-type analysis found that TMB-001 0.05% demonstrated a substantially greater proportion of patients achieving VIIS-50 and ≥2-grade IGA improvement compared with vehicle regardless of subtype. Among enrolled patients (TMB-001 0.05% [n=11], 0.1% [n=10], and vehicle [n=12]), 55% had ARCI and 45% XLRI subtypes.

In April 2022, the FDA granted fast track designation to TMB-001 for the treatment of XLRI and ARCI-LI.

In May 2022, the FDA granted breakthrough therapy designation to TMB-001 for the treatment of CI.

In June 2022, the Korean Intellectual Property Office issued a patent covering TMB-001 Korean Patent Number: 10-2406880. Additional patents are pending for TMB-001 in several other countries.

On June 30, 2022, we received a notice of allowance from the United States Patent and Trademark Office for a patent application covering TMB-001 (Application Number: 16/875,710) covering claims to the uses and methods of treating congenital ichthyosis and administering isotretinoin.

In July 2022, we filed a U.S. continuation patent application covering claims to additional subject matter for TMB-001.

In October 2022,  the European Commission granted orphan designation for TMB-001 for the treatment of ARCI. The European Medicines Agency (the “EMA”) Pediatric Committee also provided positive comments on the Pediatric Investigation Plan for the treatment of ARCI and XLRI. We plan to respond to the Pediatric Committee and expect a final discussion in the second quarter of 2023, which is a prerequisite for filing a Marketing Authorization Application with the EMA.

In February 2023, the European Commission granted orphan drug designation for TMB-001 for the treatment of  XLRI.

In March 2023, a sub-analysis of the Phase 2b CONTROL study was published online in Clinical and Experimental Dermatology (“CED”), the educational journal of the British Association of Dermatologists. The sub-analysis was designed to assess whether the efficacy and safety of TMB-001 differed between subjects with ARCI and XLRI. Results show that treatment with TMB-001 demonstrated greater proportions of participants achieving the primary and key secondary endpoints versus vehicle regardless of the subtype of CI.

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

On January 12, 2021, we announced that the FDA has granted orphan drug designation for TMB-003, our locally delivered formulation of Sitaxsentan, for the treatment of systemic sclerosis. We are planning to pursue additional orphan drug designations in other indications in the future.

BPX-01 and BPX-04

In connection with the merger with BioPharmX Corporation on May 18, 2020, we acquired the BPX-01 and BPX-04 assets. BPX-01 is a Phase 3 ready topical minocycline for the treatment of inflammatory lesions of acne vulgaris. BPX-04 is a Phase 3 ready topical minocycline for the treatment of papulopustular rosacea. On September 15, 2020, we announced that we had received a notice of allowance from the U.S. Patent and Trademark Office (“USPTO”) for a patent application covering BPX-01 and BPX-04 (U.S. Patent Application No.: 16/514,459) and the application subsequently issued on January 5, 2021, as U.S. 10,881,672. We are seeking to monetize these assets through a license, co-development, or sale.

Material Agreements

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

TMB-001

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia which we refer to as the TMB-001 Acquisition, pursuant to the Asset Acquisition Agreement. Zachary Rome, a former member of our board of directors and our former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. The next milestone payments relate to (i) a one-time payment of $7.0 million upon FDA approval of an NDA related to the product for the treatment of CI, or a substantially similar indication, and (ii) a one-time payment of $2.0 million upon EMA approval of an MMA related to the product for the treatment of CI, or a substantially similar indication. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the agreement. The first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product and as such a $4.0 million milestone payment was accrued at June 30, 2022. There were no further milestone payments accrued at December 31, 2022, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, we entered into the Amendment to the Asset Acquisition Agreement with Patagonia, pursuant to which we and Patagonia extended the time for our payment of the first milestone payment, which became payable in the third quarter of 2022 upon the commencement of patient enrollment in our Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment became payable by us in two tranches, with $2.25 million due by September 1, 2022, and $2.065 million due by September 1, 2023. The first milestone payment was made on September 1, 2022. We are  accreting interest on the second tranche. The interest is recorded in our Consolidated Statement of Operations and Comprehensive Loss.  In addition to the remedies for breach under the Asset Acquisition Agreement, including reversion under certain circumstances, we granted Patagonia a security interest in TMB-001 and certain other assets until the second milestone payment has been paid in full. Because the milestone payments due upon the achievement of certain events would be payable prior to the time in which we are able to generate revenue, such obligations under the Asset Acquisition Agreement, as amended, may impact the economic viability of developing and marketing TMB-001.

TMB-003

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an investigational new drug (“IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the agreement. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022 or 2021, respectively.  Because the milestone payments due upon the achievement of certain events would be payable prior to the time in which we are able to generate revenue, such obligations under the agreement may impact the economic viability of developing and marketing TMB-003.

Acquisition and Termination of License from AFT Pharmaceuticals Limited (“AFT”)

On July 5, 2019, we entered into a license agreement with AFT which provided us with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize a proprietary topical formulation of rapamycin marketed under the brand name Pascomer (“Pascomer”) in the United States, Canada and Mexico and (ii) a co-exclusive license to develop Pascomer in this territory. Concurrently, we granted to AFT an exclusive license to commercialize Pascomer outside of its territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of its territory (the “AFT License Agreement”).

On July 22, 2022, we provided written notice to AFT of our decision to terminate the AFT License Agreement because we believed there was no longer a commercially reasonable path to approval and commercialization for the Pascomer product in the United States. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, we were required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022 (the “Termination Date”). On the Termination Date, the rights and licenses to Pascomer reverted to AFT, among other things, as set forth in the AFT License Agreement.

Letter Agreement with TardiMed Sciences LLC (“TardiMed”)

We previously had shares of Series A Preferred Stock outstanding as to which the holder, TardiMed, had demanded redemption. Michael Derby, our former Chief Executive Officer and former Chairman of our board of directors is the Managing Member of TardiMed. The redemption price was equal to approximately $2.1 million in the aggregate, at December 31, 2021, including accumulated and unpaid dividends which accrue at the rate of 8% per annum.  Redemption was subject to certain limitations under Delaware corporate law due to our financial condition.  As a result of the call for redemption, the Series A Preferred Stock had been reclassified as a liability at December 31, 2021. Dividends continued to accrue and were recorded as non-cash interest expense in the Statement of Operations and Comprehensive Loss rather than to additional-paid-in-capital in 2022.

On July 27, 2022, we entered into a letter agreement with TardiMed (the “Letter Agreement”) pursuant to which TardiMed agreed to exchange its 1,819 shares of Series A Preferred Stock plus accrued dividends for a pre-funded warrant to purchase 181,083 shares of common stock (the “TardiMed Warrant”). The number of shares underlying the TardiMed Warrant was based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $11.95, the last closing price of the common stock prior to the date the Letter Agreement was executed.

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, we have agreed to allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. As of March 25, 2023, 60% of the TardiMed Warrant has been exercised on a cashless basis and an aggregate of 108,476 shares of common stock have been issued to TardiMed.

Offerings

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

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All the securities sold in the offering were sold by us. The public offering price of each share of common stock and accompanying the November Warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance.  No November Warrants have been exercised as of December 31, 2022.

August 2022 Offering

On March 1, 2022, we entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with Wainwright, pursuant to which Wainwright agreed to act as the exclusive placement agent on a reasonable best efforts basis in connection with a public offering of common stock.

On August 4, 2022, we announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of common stock (the “August Warrants”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by us. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and were exercisable at any time until all of the pre-funded warrants were exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded Warrants were exercised, and none remain outstanding at December 31, 2022.

In connection with the August 2022 Offering, on August 4, 2022, we entered into securities purchase agreements (the “August Purchase Agreements”) with certain institutional investors in the August 2022 Offering. The net proceeds to us from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the August Warrants. We intend to use the net proceeds from the August 2022 Offering for research and development, including clinical trials, working capital and general corporate purposes. As of December 31, 2022, 1,309,333 shares of common stock remain issuable upon the exercise of the August Warrants.

October 2022 Offering

On October 3, 2022, we entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with several institutional accredited investors (the “October Investors”) to sell, in a registered direct offering (the “Registered Offering”) (i) 260,000 shares of common stock, and (ii) Series 1 common warrants (the “Series 1 Warrants”) to purchase up to an aggregate of 260,000 shares of common stock (the “Series 1 Warrant Shares”). The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of us and the October Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent’s fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

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

Each share of Series B Preferred Stock had a stated value of $0.001 per share. The Series B Preferred Stock had super voting rights on the approval of the 2022 Reverse Stock Split (as defined below) equal to 10,000,000 votes per share of Series B Preferred Stock. The voting rights of the Series B Preferred Stock were established in order to maintain our NYSE American listing by raising the average minimum bid price of the common stock to over $0.20 for 30 consecutive trading days. Upon the effectiveness of the Certificate of Amendment (as defined below), the outstanding shares of Series B Preferred Stock were automatically transferred to us and cancelled for no consideration with no action on behalf of the holders thereof and such shares resumed the status of authorized but unissued shares of preferred stock and were no longer designated as shares of Series B Stock.

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

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, we paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, we received net proceeds of approximately $1.0 million.  As of December 31, 2022, none of the Series 1 Warrants or Series 2 Warrants have been exercised.

2022 Reverse Stock Split

On November 7, 2022, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware, which effected, at 5:00 p.m. Eastern Time on November 8, 2022, a reverse stock split of our issued and outstanding shares of common stock at a ratio of one-for-fifty, which we refer to as the 2022 Reverse Stock Split. The 2022 Reverse Stock Split did not affect our authorized common stock of 450,000,000 shares. Proportionate adjustments were made to the conversion rate, the per share exercise price and the number of shares issuable upon the vesting, exercise or conversion of our outstanding derivative securities in accordance with the 2022 Reverse Stock Split ratio.

As a result of the 2022 Reverse Stock Split, every fifty shares of common stock issued and outstanding were converted into one share of common stock. The 2022 Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our equity, except to the extent that the 2022 Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the 2022 Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment.

Sublease Agreement

We currently lease an 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California. This lease expires in December 2023. On February 17, 2020, we executed a sublease agreement covering the entire space for the remaining term of the lease. The current monthly rent at this location is $37,710, which includes common area maintenance charges.  The sublessee unexpectedly ceased making sublease payments in the fourth quarter of 2022 due substantial financial difficulties. We have been working with the owner of the property to market the location. The sublessee has been found to have made multiple alterations to the location without permits or the lessor’s approval and we have received an estimate for repairs to the existing space and costs to clean the location that will approximate $150,000. This amount is recorded in accrued expenses at December 31, 2022, as an asset retirement obligation.

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

Completed Phase 2a Multicenter, POC Study

The pilot Phase 2a multicenter, proof-of-concept study of topically applied 0.1% and 0.2% isotretinoin ointment, or TMB-001, in 19 subjects 12 years and older with CI of either the ARCI or XLRI subtypes was completed in 2018. Of the 19 subjects enrolled, 10 were randomized at baseline to the TMB-001, 0.1% Treatment Group, and 9 were randomized to TMB-001, 0.2%. In total, 12 subjects (12/19, 63.2%) completed the study and 7 subjects (7/19, 36.8%) discontinued early. Subjects who did not complete the study discontinued due to an adverse event, lost to follow-up, or withdrawal by the subject.

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

Completed Phase 2b CONTROL Study

We initiated a Phase 2b randomized, parallel, double-blind, vehicle-controlled study in December 2019. The purpose of this study was to investigate the efficacy and safety of two concentrations of topically applied TMB-001 in subjects nine years of age and older. Patients had clinical diagnosis of CI and a genetic confirmation of either ARCI-LI (e.g., transglutaminase 1-deficient) or XLRI (e.g., deletion of steroid sulfatase gene) subtypes of CI. Patients had, at baseline, an affected body surface area between a minimum of 10% and maximum of 90% that was treated.

We have analyzed the primary endpoint using a validated tool called the Visual Index of Ichthyosis Severity or VIIS that has been shared with the FDA. Common tools used to measure CI severity have either not been validated or if validated have used a very limited number of subjects and few expert graders.

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

On July 1, 2020, we announced that all 11 sites across the United States and Australia in the Phase 2b CONTROL study evaluating TMB-001 in patients with moderate to severe CI were enrolling patients. As of December 31, 2020, all sites participating in a Phase 2b clinical trial evaluating TMB-001 were opened and enrolling patients. On May 31, 2021, we completed patient enrollment in the Phase 2b clinical trial with 34 patients randomized. On October 7, 2021, we announced top-line data from the TMB-001 Phase 2b trial. The data demonstrated a reduction in targeted and overall severity of CI in patients treated with topical IPEG™ TMB-001 (topical isotretinoin). Top-line results including descriptive statistics are described below:

●	In the “PP population, 100 percent (nominal p = 0.04) and 40 percent (nominal p= ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 40 percent in the vehicle group.

●	In the ITT population, 64 percent (nominal p =0.17) and 40 percent (nominal p =ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved VIIS-50 compared to 33 percent in the vehicle group.
●	In the PP population, 100 percent (nominal p =0.002) and 60 percent (nominal p =ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 10 percent in the vehicle group.
●	In the ITT population, 55 percent (nominal p =0.02) and 40 percent (nominal p =ns) of patients treated with TMB-001 0.05% and 0.1%, respectively, achieved a ≥2 point improvement in the IGA at week 12 compared to 8 percent in the vehicle group.
●	TMB-001 was generally well tolerated with a similar incidence of AEs across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events (SAE).

The key characteristics of the study that we designed included measuring the efficacy of TMB-001 on two scales, the VIIS and the IGA. The VIIS assessed improvements in well-defined, affected areas to allow unambiguous dose selection for the pivotal Phase 3 trial(s) and the IGA provided a broader perspective of the disease severity and therapeutic response. Given the FDA’s historical interest in IGA, and in agreement the FDA, we also used IGA as key secondary endpoint to determine overall diseases severity at baseline, throughout the study and at the end of the study visit.  IGA scores were dichotomized to “treatment success” or “treatment failure” where “treatment success” was defined as at least a 2-grade decrease in severity score relative to baseline at the end of study.  The VIIS areas were included in IGA assessment so that concordance between the two end points resulted in further validation of VIIS to be used uniquely in Phase 3 with the added knowledge of its fidelity and reproducibility.

Another key aspect of the Phase 2b study was that emollients and keratolytics were not allowed in the VIIS area, or any other area where the subject was applying the study drug. This could be accomplished because TMB-001 has demonstrated good skin occlusion, hydration and lubrication so that patients did not find the need to use other emollients in the treated areas during the study. This was important as the use of these agents can confound the results

In addition, we intend to generate additional preliminary data to assess the impact of TMB-001 treatment on quality of life of CI patients and generate preliminary data to support clinical meaningfulness of TMB-001 in the lives of CI patients. To that end, an age-appropriate Dermatology Quality of Life Index (“DLQI”), which is a dermatology-specific Quality of Life instrument will be used. Itch is a prominent feature in CI patients, so additionally pruritus was assessed with a self-administered Patient Reported Outcome questionnaire using the I-Numerical Rating Scale at various visits.

In March 2022, a third party presented a late-breaking presentation of a sub-analysis of our Phase 2b CONTROL study that evaluated TMB-001 at the American Academy of Dermatology 2022 Annual Meeting. The sub-type analysis found that TMB-001 0.05% demonstrated a substantially greater proportion of patients achieving VIIS-50 and ≥2-grade IGA improvement compared with vehicle regardless of subtype. Among enrolled patients (TMB-001 0.05% [n=11], 0.1% [n=10], and vehicle [n=12]), 55% had ARCI and 45% XLRI subtypes.

In March 2023, a sub-analysis of the Phase 2b CONTROL study was published online in CED. The sub-analysis was designed to assess whether the efficacy and safety of TMB-001 differed between subjects with ARCI and XLRI. Results show that treatment with TMB-001 demonstrated greater proportions of participants achieving the primary and key secondary endpoints versus vehicle regardless of the subtype of CI.

Phase 3 ASCEND Study

In June 2022, we initiated the Phase 3 ASCEND study. The ongoing ASCEND study will evaluate the efficacy, pharmacokinetics and safety of TMB-001 0.05%. The randomized, parallel, double-blind, vehicle-controlled ASCEND study is designed to enroll 142 participants 6 years of age or older with moderate to severe CI including XLRI and ARCI.

Participants in the ASCEND study are randomized 2:1 to TMB-001 or vehicle control ointment (two participants on TMB-001 for every one participant on vehicle) for 12 weeks, at which point eligible participants in both arms of the study are randomized again to either once-a-day or twice-a-day TMB-001 treatment for an additional 12 weeks to provide valuable information on longer term treatment with the compound. The primary endpoint is the comparison of proportions of subjects with a ≥2 point change from the baseline in IGA-scaling and fissuring scores in the treatment area at 12 weeks between TMB-001 0.05% and vehicle-treated subjects. Secondary endpoints include the reduction in overall ichthyosis severity. We expect to complete enrollment of the ASCEND study by September 2023 and to publish top-line data by May 2024.

Competitive Landscape

There are currently no approved topical isotretinoin products available in the United States. We are currently aware of one other program that is active in the CI space that may compete with the TMB-001 program.

The program in development is from Krystal Biotech, whose product KB105, is currently the subject of a Phase 2 clinical trial for the treatment of TGM1-deficient ARCI. KB105 is a replication-incompetent, non-integrating HSV-1 vector expressing human transglutaminase 1 (TGM1) formulated as a topical gel. The Phase 2 clinical trial involves a randomized, placebo-controlled intra-patient parallel study. Up to 15 children or adults, aged 6 months and older are planned for this Phase 2 study. The Phase 2 trial is expected to begin in March 2023 and finish in April 2024.  As of March 2023, the trial was active but had not yet begun recruiting (NCT 05735158). It is the belief of management that the TMB-001 program is significantly more advanced the KB105 program in terms of development timelines.  We believe that the TMB-001 program has additional key differentiators that we believe to be relevant including: a broader range of disease states being studied (Lamellar Ichthyosis including the TGM1 mutations but also other mutations and XLRI); a topical formulation versus gene therapy and a known mechanism of action in the disease.

Background of Locally Applied Sitaxsentan (TMB-003)

We are developing a treatment for scleroderma with our product TMB-003, locally applied Sitaxsentan. Scleroderma, also known as systemic sclerosis,  is a chronic connective tissue disease that is generally classified as one of the autoimmune rheumatic diseases.

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

As of December 31, 2022, we own or have licensed rights to at least 28 patents or patent applications, including at least 6 U.S. patent applications, and at least 22 international patent applications. Our current patent applications related to our product candidates currently in development are projected to expire between 2036 and 2043, subject to any PTE that might be available in a particular jurisdiction.

HIDDEN_ROW
TMB-001	TMB-003

°   WO 2017/074982 A1 – Isotretinoin Formulations and Uses and Methods Thereof

°   U.S. Patent No. 10,933,018 issued March 2, 2021 and U.S. Patent No. 11,471,408 issued October 18,2022

°   Patents also granted in Australia, China, Japan, Mexico, and South Korea

°   Pending applications and/or further divisional applications in Australia, Canada, China, EPO, Hong Kong, Japan, Mexico, South Korea, and the USA

°   U.S. Divisional Application No. 17/864,208 was filed in 2022

°   Protection through at least 2036

°   Freedom to Operate (FTO) complete

°   Expansion planned around dosing, PK, and other methods of use

°   WO 2019/173215 A1 – Compositions and methods for treating cutaneous fibrosis

°   Pending in Australia, Brazil, Canada, China, EPO, Israel, Japan, Korea, and the USA

°   Priority date of March 2018

°   WO 2019/173219 – Compositions and methods for treating pigmentation disorders

°   Pending in the USA

°   Priority date of March 2018

°   Pending provisional filed in 2022 – Compositions For Local Delivery of Drug Actives

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

In addition, under the provisions of the FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Environmental, Social and Governance

Management and our board of directors are committed to corporate responsibility and recognize the importance of environmental, social and governance issues. including hiring, promotion and development practices. Our mission as an organization is to be patient-centric and develop innovative treatments to find solutions for patients suffering from rare and underserved dermatological diseases.  In particular, we are considering how to minimize our future carbon footprint when planning office renovations and will continue to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation.

Human Capital

As of December 31, 2022, we had nine full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.  As we build our organization, we will continue to focus on diversity, equity and inclusion across all aspects of our organization.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a material adverse effect on our business, our financial condition and our results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report as well as in other communications.

Summary of Risk Factors

●	We have a limited operating history and have never generated any product revenue.
●	We will require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any of our product candidates.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
●	Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates.
●	We may not be successful in our efforts to identify and acquire or in-license additional product candidates or to enter into collaborations or strategic alliances for the development and commercialization of any such future product candidates.
●	We face significant competition from other biotechnology and pharmaceutical companies that currently are targeting medical dermatological indications that we are studying.
●	We rely on our acquisition agreements with Patagonia to provide rights to certain intellectual property relating to certain of our product candidates and maintenance of our rights under those agreements requires substantial payments.
●	If we are unable to establish sales capabilities through third parties, we may not be able to market and sell our existing or future product candidates, if approved, or generate product revenue.
●	We rely on our management team and other key employees and will need additional personnel to grow our business.
●	Our business is subject to, and may be affected by, government regulation.
●	Any failure by us to protect our intellectual property rights or maintain the right to use certain intellectual property may negatively affect our ability to compete.
●	Failure to maintain effective internal controls over financial reporting could have a materially adverse effect on our business, operating results and stock price.
●	Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.
●	Issuance of our common stock upon exercise of certain securities such as warrants, stock options, or variable appreciation rights, may depress the price of our common stock.
●	If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.
●	Outbreaks of communicable diseases, including the COVID-19 pandemic, and adverse global conditions, including political and economic uncertainty, may materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We were formed in February 2019, and since inception, we have incurred significant net losses. As of December 31, 2022, we had an accumulated deficit of approximately $48.3 million. We have financed our operations in the last three years with approximately $46 million through capital contributions and a bridge loan.

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of, and obtain the necessary regulatory approvals for, our product candidates in development, including TMB-001 and TMB-003. We have never been profitable, have no products approved for commercial sale, and have not generated any product revenue.

Even if we receive regulatory approval for any of our product candidates, we do not know when or if such product candidate will generate product revenue. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete pre-clinical studies and clinical trials and obtain and maintain regulatory approval for the marketing of our product candidates;
●	add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;
●	establish or maintain collaborations, licensing or other arrangements;
●	initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of our product candidates manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements;
●	launch commercial sales of our products, in collaboration with others, including establishing sales, marketing and distribution systems for our product candidates;
●	set an acceptable price for any approved product candidates and obtain coverage and adequate reimbursement from third-party payors;
●	achieve market acceptance of our products in the medical community and with third-party payors and consumers;
●	compete effectively against our current and future competitors;
●	manage the impact of public health issues, including the ongoing effects of the COVID-19 pandemic and adverse global conditions, including political and economic uncertainty; and
●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if any of our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with their commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be negatively impacted.

We will require substantial additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of any of our product candidates.

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our lead product candidates, TMB-001 and TMB-003, as well as any of our other product candidates. We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near-and long-term, will depend on many factors, including, but not limited to:

●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our Phase 3 ASCEND study;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patents and other intellectual property rights, the cost of maintaining our intellectual property rights under our current license agreements and acquisition agreements;
●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
●	the effect of competing market developments;
●	the cost and timing of completion of commercial-scale manufacturing activities if any of our products are approved for commercial sale;
●	the cost of establishing sales, marketing and distribution capabilities for our products through third parties if approved for commercial sale; and
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale.

We believe that our existing cash will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of calendar year 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any product candidate, or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of its future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was approximately $19.4 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of approximately $48.3 million.

TMB-001 has not been approved for marketing in the United States and may never receive such approval. Although TMB-001 has an open IND and we are currently evaluating TMB-001 in our Phase 3 ASCEND study, TMB-001 may never receive FDA approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it.

We expect to continue to incur substantial and increasing losses through the commercialization of any of our product candidates, if approved. None of our product candidates have been approved for marketing anywhere in the world, and we may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for such product candidates, and manufacture and successfully market our product candidates in collaboration with others. There can be no assurance that we will be profitable even if we successfully commercialize any of our product candidates. If we do successfully obtain regulatory approval to market any of our product candidates, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which it gains regulatory approval, the number of competitors in such markets, the accepted price for any such product candidate and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of any of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely impact the market price of our common stock and our ability to raise capital and continue operations.

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

Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements as of December 31, 2022, expressing substantial doubt that we can continue as an ongoing business due to insufficient capital for us to fund our operations.

Our business is heavily dependent on the successful development, regulatory approval and commercialization of our product candidates.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures will be devoted to the continued clinical evaluation and development of our lead product candidates TMB-001 and TMB-003 and the commercialization of such product candidates following regulatory approval, if received, as well as the continued clinical and preclinical evaluation of any of our other product candidates. Accordingly, our business currently depends heavily on the successful completion of our clinical trials and other development activities for our product candidates and subsequent regulatory approval and commercialization of such product candidates.

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

Our acquisition agreements with Patagonia obligate us to make certain milestone payments prior to the time in which we will be generating revenue, which may cause development and marketing of our lead product candidates to not be economically viable.

We are obligated to pay certain milestone payments to Patagonia pursuant to two acquisition agreements. Zachary Rome, a former member of our board of directors and former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being a payment of $4.0 million upon initiation of a Phase 3 pivotal trial, as agreed with the FDA.

On July 20, 2022, we entered into the Amendment to the Asset Acquisition Agreement with Patagonia. Pursuant to the Amendment, we and Patagonia extended the time for our payment of the first milestone payment, which became payable in the third quarter of 2022 upon us commencing patient enrollment in our Phase 3 ASCEND study in the second quarter of 2022. The first milestone payment became payable by us in two tranches, with $2.25 million due by September 1, 2022, and $2.065 million due by September 1, 2023. The first milestone payment was made on September 1, 2022. The next milestone payments relate to (i) a one-time payment of $7.0 million upon FDA approval of an NDA related to the product for the treatment of CI, or a substantially similar indication, and (ii) a one-time payment of $2.0 million upon EMA approval of an MMA related to the product for the treatment of CI, or a substantially similar indication.

Patagonia is also entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA.

Because certain of the milestone payments payable by us to Patagonia are due upon certain events related to the development and regulatory approval of our product candidates, we will be required to make such payments prior to the time at which we are able to generate revenue, if any, from sales any of our product candidates, if approved. There can be no assurance that we will have the funds necessary to make such payments, or be able to raise such funds when needed, on terms acceptable to us, or at all. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves. If we are unable to raise additional funds or maintain sufficient liquidity to make our payment obligations if and when they become due, we may be in material breach of our acquisition agreements and our counterparties may seek legal action or remedies against us, which would harm our business, financial condition, results of operations and prospects.

In addition, because the milestone payments due upon the achievement of certain events would be payable prior to the time in which we are able to generate revenue, such obligations under our agreements may cause the development and marketing of TMB-001 and TMB-003 to not be economically viable.

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

As of March 25, 2023, we had 3,007,620 shares of common stock issued and outstanding, outstanding, warrants to purchase 885,664 shares of common stock at a weighted average exercise price of $1.31 and outstanding stock options to purchase 89,632 shares of common stock at a weighted average exercise price of $37.37 per share. In addition, we have outstanding VARs convertible into an aggregate of 4,546 shares of common stock and 750 restricted stock units convertible into 750 shares of common stock. All warrants and stock options are convertible, or exercisable into, one share of common stock. The issuance of shares of our common stock upon the exercise of outstanding convertible securities could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

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

The trading price of our common stock has historically been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	changes in the market valuations, stock market prices and trading volumes of similar companies;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	the issuance of new equity securities pursuant to a future offering, including potential issuances of preferred stock;
●	general economic conditions and trends;
●	major catastrophic events, including the impact of outbreaks of communicable diseases or possible effects from adverse global conditions, including political and economic uncertainty;
●	sales of large blocks of our stock;
●	additions or departures of key personnel;
●	announcements of new products or technologies, commercial relationships or other events by us or our competitors;
●	regulatory developments in the United States and other countries;
●	failure to maintain the listing of our common stock on the NYSE American or other national market system;
●	potential litigation matters or disputes;
●	changes in accounting principles; and
●	discussion of us or our stock price by the financial and scientific press and in online investor communities.

These broad market and industry factors may materially affect the market price of our common stock, regardless of our development and operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Due to the volatility of our stock price, we are currently and may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention in the future and resources from our business.

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

If we, our collaborators, or our contract manufacturing organizations ("CMOs") fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

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

If we are unable to file for approval of TMB-001 under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore reduce the development time. We have held pre-IND meetings with the FDA to discuss, among other things, the regulatory pathways for TMB-001. The timelines for filing and review of our NDAs for TMB-001 are based on its plan to submit such NDAs under Section 505(b)(2) of the FDCA, which would enable us to rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents, we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us.

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

We may not be able to realize a shortened development timeline for our product candidates, and the FDA may not approve an NDA based on our review of the submitted data. If products containing isotretinoin or rapamycin are withdrawn from the market by the FDA for any safety reason, we may not be able to reference such products to support a 505(b)(2) NDA for TMB-001 and we may need to fulfill the more extensive requirements of Section 505(b)(1). If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our lead product candidates.

Even if we are able to commercialize any product candidate that we may develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our current or future product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities (such as Medicare and Medicaid), private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish and maintain pricing sufficient to realize a meaningful return on our investment.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We rely on our acquisition agreements to provide rights to certain intellectual property relating to our lead product candidates, TMB-001 and TMB-003. Any termination or loss of significant rights under any such agreements would adversely impact our development or commercialization of such product candidates.

We have acquired the rights to certain intellectual property relating to our lead product candidates, TMB-001 and TMB-003, from Patagonia through two acquisition agreements. If, for any reason, our acquisition agreements are terminated or we otherwise lose those rights, it would harm our business. In addition to financial obligations, our acquisition agreements impose on us obligations and restrictions relating to development, commercialization, funding, sublicensing, non-competition, intellectual property protection, payment and royalties and other matters. If we breach any material obligations, or use the intellectual property licensed to or acquired by us in an unauthorized manner, we may be required to pay damages to our collaborators and such collaborators may have the right to terminate the applicable licenses or rights, as applicable, which would result in us being unable to develop, manufacture and sell one or more of our product candidates, if approved.

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

We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. We also cannot be certain that, following an acquisition or in-licensing transaction, we will achieve the revenue or specific net income that justifies such transaction. Further, time and resources spent identifying, acquiring and developing potential product candidates may distract management’s attention from our primary business or other development programs. If we are unable to identify and acquire suitable product candidates for clinical development, this would adversely impact our business strategy, our financial position and share price.

In the future, may decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidates in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We are exploring ways to efficiently fund the Company including entering into non-dilutive partnerhsips aor licensing agreements. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because such product candidates may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, it can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

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

As of December 31, 2022, we had nine employees. As our development and commercialization plans and strategies develop, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from its day-to-day activities, including the additional requirements on management as a public company, and devote a substantial amount of time to managing these growth activities. Our future financial performance, ability to commercialize our product candidates and our ability to compete effectively will depend, in part, on our ability to effectively manage our future growth.

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

More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

We face risks related to health epidemics and outbreaks of communicable diseases, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials.

The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by its effects. In an effort to halt the outbreak of COVID-19, the United States has, at times, placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Enrollment of patients in our clinical trials may be delayed due to COVID-19. The impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials and the pandemic may affect their ability to devote sufficient time and resources to our programs.

Temporary closure of facilities at which our clinical trials are conducted, or restrictions on the ability of our employees,

clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our clinical trials. In addition, the COVID-19 pandemic, including insufficient vaccination of the general population and the emergence of new variants, including the delta variant and the omicron variant, could affect the health and availability of our workforce as well as those of the third parties on whom we rely. If new, more infectious or severe variants emerge, it is possible that the impact of the pandemic on our business may increase or lengthen in duration. As a result of the foregoing factors, the expected timeline for data readouts of our nonclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our business.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the United States.

Part of our business strategy involves potential expansion internationally with third-party collaborators to seek regulatory approval for our product candidates outside the United States. Doing business internationally involves a number of risks, including but not limited to:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We intend to obtain product liability insurance covering our clinical trials. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we haves no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

There are currently no approved topical isotretinoin products available in the United States. We are currently aware of one other program that is active in the CI space that may compete with the TMB-001 program. The program in development is from Krystal Biotech, whose product KB105 is currently the subject of an ongoing Phase 2 clinical trial for the treatment of TGM1-deficient ARCI. KB105 is a replication-incompetent, non-integrating HSV-1 vector expressing human TGM1 formulated as a topical gel. The Phase 2 clinical trial involves a randomized, placebo-controlled intra-patient parallel study. Up to 15 children or adults, aged 6 months and older are planned for this Phase 2 study. The Phase 2 trial is expected to begin in March 2023 and finish in April 2024. As of March 2023, the trial was active but had not yet begun recruiting (NCT05735158). It is the belief of management that the TMB-001 program is significantly more advanced the KB105 program in terms of development timelines. We believe that the TMB-001 program has additional key differentiators that we believe to be relevant including: a broader range of disease states being studied (Lamellar Ichthyosis including the TGM1 mutations but also other mutations and XLRI); a topical formulation versus gene therapy and a known mechanism of action in the disease.

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

Our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize therapies that are competitive with other products in the market;
●	demonstrate through our clinical trials that our product candidates are differentiated from existing and future therapies;
●	attract qualified scientific, product development and commercial personnel;
●	obtain patent or other proprietary protection for our technologies and product;
●	obtain required regulatory approvals, including approvals to market our product candidates in ways that are differentiated from existing and future therapies and OTC products and treatments;

●	successfully commercialize our product candidates, if approved; and
●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors.

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

We have obtained orphan drug designation for TMB-001 and TMB-003 and may seek additional orphan drug designation for other product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same indication for that drug during that time period. For a product that obtains orphan drug designation on the basis of a plausible hypothesis that it is clinically superior to the same drug that is already approved for the same indication, in order to obtain orphan drug exclusivity upon approval, clinical superiority of such product to this same drug that is already approved for the same orphan indication must be demonstrated. The exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Both Congress and the Centers for Medicare & Medicaid Services (“CMS”), the agency that administers the Medicare program, from time to time consider legislation, regulations, or other initiatives to reduce drug costs under Medicare Parts B and D. There have been legislative proposals to repeal the “non-interference” provision of the MMA to allow CMS to leverage the Medicare market share to negotiate larger Part D rebates. Further cost reduction efforts could decrease the coverage and price that we receive for our drug candidates and could seriously harm our business. Private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement under the Medicare program may result in a similar reduction in payments from private payors.

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

Our business also may be affected by legislative and regulatory changes at the state and local level. For example, several states have adopted or are considering adopting laws that require reporting of payments to healthcare professionals and/or require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

Any fast track designation or grant of priority review status by the FDA may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates. Additionally, our product candidates may treat indications that do not qualify for priority review vouchers.

In April 2022, the FDA granted Fast Track designation to TMB-001 for the treatment of XLRI and ARCI. In May 2022, the FDA granted Breakthrough Therapy designation to TMB-001 for the treatment of CI. We may also seek fast track designation for our other product candidates in the future or priority review of applications for approval of our product candidates for certain indications. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. If a product candidate offers major advances in treatment, the FDA may designate us eligible for priority review. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant them. Even if we do receive fast track designation or priority review, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if we believe that the designation is no longer supported by data from our clinical development program.

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies.

We currently rely on CROs to conduct our clinical studies. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical studies. Our agreements with these third parties generally allow the third-party to terminate the agreement at any time. If we are required to enter into alternative arrangements because of any such termination the introduction of our product candidates to market could be delayed.

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

We may seek to enter into collaborations with third parties for the development and commercialization of our product candidates. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our product candidates.

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

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical or clinical study results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate its intellectual property or proprietary information or expose it to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose it to litigation and potential liability;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We have acquired portions of our intellectual property, and if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor and/or seller of such intellectual property.

We have entered into two acquisition agreements with Patagonia pursuant to which we acquired rights to certain intellectual property worldwide. These agreements are important to our business, and we may enter into additional acquisition agreements as well as license agreements and other intellectual property arrangements in the future. Certain of our in-licensed and acquired intellectual property covers, or may cover, other potential developmental candidates. Our existing acquisition agreements impose, and we expect that future agreements will impose, various milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our collaborators regarding our rights or obligations under such agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our collaborators may have a right to terminate the affected license or rights, and our ability to utilize the affected intellectual property in our product discovery and development efforts and our ability to enter into collaboration or marketing agreements for an affected product candidate may be adversely affected.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that it could redesign any of our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing any of our product candidates, which could harm our business, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the lease agreement entered into on March 10, 2021, this lease expires on March 31, 2023.

We have entered into a lease for a 5,281 square foot office space at 3 Mountain View Road, Suite 100, Warren, New Jersey on February 8, 2023.  This lease expires on February 28, 2028. The current monthly rent at this location is $8,801.67. Pursuant to the terms of the lease, we have an option to terminate the lease effective as of the completion of the thirty-seventh full calendar month of the lease term, provided that certain conditions are met.

We also lease an 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California. This lease expires in December 2023. On February 17, 2020, we executed a sublease agreement covering the entire space for the remaining term of the lease. The current monthly rent at this location is $37,710, which includes common area maintenance charges.  The sublessee unexpectedly ceased making sublease payments in the fourth quarter of 2022 due substantial financial difficulties. We have been working with the owner of the property to market the location. The sublessee has been found to have made multiple alterations to the location without permits or the lessor’s approval and we have received an estimate for repairs to the existing space and possible costs to clean the location  and have accrued $150,000 at December 31, 2022.

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

As of March 25, 2023, there were approximately 64 registered holders of record of our common shares, based upon information received from our stock transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees, including broker dealers. We believe that there are a significantly larger number of beneficial owners of our common shares than the number of record holders.

Unregistered Sales of Equity Securities

None.

Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of results of operations and financial condition is intended to assist the reader in understanding and assessing significant changes and trends related to the results of operations and financial position of our Company. This discussion and analysis should be read in conjunction with Item 8, "“Financial Statements and Supplementary Data."” Certain statements in this Item 7 constitute forward-looking statements. Various risks and uncertainties, including those discussed in "Forward-Looking Statements" and Item 1A, "“Risk Factors,"” may cause our actual results, financial position, and cash used in operations to differ materially from these forward-looking statements. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are presented in U.S. dollars.

General

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis or CI including X-linked recessive CI, or XLRI, and autosomal recessive CI, or ARCI and other sclerotic skin diseases. Our lead stage program is TMB-001. TMB-003 is our earliest stage program.

TMB-001, a patented topical formulation of isotretinoin using our patented IPEG™ delivery system, completed its Phase 2b clinical trial or the CONTROL study, in the fourth quarter of 2021, for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. This study demonstrated a clinically meaningful reduction in targeted and overall severity of CI along with a favorable safety profile. A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption. The FDA (through its Orphan Products Grant program) awarded us a $1.5 million grant to support clinical trials evaluating TMB-001.

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

Corporate History

We have a limited operating history as we were formed on February 26, 2019. Since inception, our operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organization and staffing of the Company, business planning, raising capital, and conducting clinical trials. We have financed our operations with $46 million through capital contributions over the past three years.

Since inception, we have incurred significant operating losses. For the year ended December 31, 2022, our net loss was $19.4 million. As of December 31, 2022, we had an accumulated deficit of approximately $48.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Merger with BioPharmX Corporation

On May 18, 2020, we completed our business combination with BioPharmX Corporation (“BioPharmX”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020  by and among

BioPharmX, Timber Pharmaceuticals, LLC, a Delaware limited liability company (“Timber Sub”) and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of BioPharmX (“Merger Sub”), as amended on March 24, 2020 (and as subsequently amended on April 27, 2020  as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as our wholly-owned subsidiary (the “Merger”). In connection with the Merger, BioPharmX effected a reverse stock split of the shares of common stock, at a ratio of 1-for-12 (the “2020 Reverse Stock Split”). Following the completion of the Merger, we changed our name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of our Company.

In connection with the Merger, the 11.68 VARs of Timber Sub that were outstanding immediately prior to Merger became denoted and payable in 7,353 shares of common stock at the effective time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the Series A preferred stock (the “Series A Preferred Stock”) at the Effective Time.

In connection with the Merger Agreement, on March 27, 2020, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Investors”) pursuant to which Timber Sub issued to the Investors shares of Timber units immediately prior to the Merger and we issued to the Investors warrants to purchase shares of common stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million . We issued to the Investors 167,695 Series A Warrants to purchase shares of common stock (“Series A Warrants”) and 140,844 Series B Warrants to purchase shares of common stock (“Series B Warrants”). The Series A Warrants have a 5-year term and an exercise price of $2.7953, subject to the number of shares and exercise price being reset based on our stock price after the Merger. The Series A Warrants were initially exercisable into 167,695 shares of common stock, subject to certain adjustments. The Series B Warrants had an exercise price per share of $0.05, were exercisable upon issuance and were initially convertible into 140,844 shares of common stock in the aggregate.

In addition, pursuant to the terms of the Securities Purchase Agreement, on May 22, 2020 we issued to the Investors warrants to purchase 8,275 shares of common stock (the “Bridge Warrants”) which had an exercise price of  $111.81 per share, which was revised to $15.50 per share as a result of the November 2021 Offering, and subsequently revised to $1.00 per share as a result of the August 2022 Offering.

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

On November 19, 2020, we entered into a Warrant Waiver Agreement with each of the holders of the Series A Warrants and Series B Warrants (the “Warrant Waiver Agreement”) which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants issued was fixed at 403,564 and the warrant exercise price was fixed at $58.00. The aggregate number of Series B Warrants was fixed at 455,336. The exercise price of the Series B Warrants remained unchanged.

In addition, certain restrictions contained in the Series A Warrants, Series B Warrants and Securities Purchase Agreement were modified including the restrictions on our ability to issue additional equity securities in connection with a financing and our ability to complete a fundamental transaction. Subject to certain restrictions detailed in the Warrant Waiver Agreement, the restriction date for an equity financing or a fundamental transaction ended on April 30, 2021. We remain restricted with respect to conducting variable rate transactions until May 18, 2023.

Further, in connection with the Warrant Waiver Agreement we agreed to immediately register 227,668 shares of common stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of December 31, 2022, 334,036 shares of common stock remain issuable upon exercise of the Series A Warrants.

2022 Reverse Stock Split

On November 7, 2022, we filed the Certificate of Amendment to our Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected, at 5:00 p.m. Eastern Time on November 8, 2022, the 2022 Reverse Stock Split of our issued and outstanding shares of common stock at a ratio of one-for-fifty. The 2022 Reverse Stock Split did not affect our authorized common stock of 450,000,000 shares. Proportionate adjustments were made to the conversion rate, the per share exercise price and the number of shares issuable upon the vesting, exercise or conversion of our outstanding derivative securities in accordance with the 2022 Reverse Stock Split ratio.

As a result of the 2022 Reverse Stock Split, every fifty shares of common stock issued and outstanding was converted into one share of common stock. The 2022 Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in our equity, except to the extent that the 2022 Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the 2022 Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The common stock began trading on a post-split as-adjusted basis on November 9, 2022. There can be no assurance that we will be able to maintain compliance with the NYSE American continued listing standards, even after the implementation of the 2022 Reverse Stock Split.

All shares of common stock, including common stock underlying warrants, stock options, restricted stock units and VARs, as well as conversion ratios, exercise prices, conversion prices and per share information in this Annual Report on Form 10-K give retroactive effect to the 2022 Reverse Stock Split.

November 2021 Offering

On November 2, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC or Wainwright, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of shares of our common stock and, to certain investors, pre-funded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of our common stock. After giving effect to the sale of additional shares pursuant to the exercise of the option by Wainwright that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering was 539,063, together with the November Warrants to purchase up to 539,063 shares of common stock issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the November 2021 offering, the exercise price of the Bridge Warrants was adjusted to $15.50 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. All the securities sold in the offering were sold by us. The public offering price of each share of common stock and accompanying November Warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance. As of December 31, 2022, no November Warrants have been exercised.

August 2022 Offering

On March 1, 2022, we entered into the Engagement Letter, as subsequently amended on June 30, 2022 , with Wainwright, pursuant to which Wainwright agreed to act as the exclusive placement agent on a reasonable best-efforts basis in connection with a public offering of common stock.

On August 8, 2022, we consummated the August 2022 Offering of (i) 931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) August Warrants to purchase up to an aggregate of 1,333,333 shares of common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by us. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and were exercisable at any time until all of the pre-funded warrants were exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. All of the pre-funded warrants were exercised on August 8, 2022.

In connection with the August 2022 Offering, on August 4, 2022, we entered into securities purchase agreements with certain institutional investors in the August 2022 Offering. The net proceeds to us from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the August Warrants.

We intend to use the net proceeds from the August 2022 Offering for research and development, including clinical trials, working capital and general corporate purposes. Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering less the Black Scholes value of the August Warrants issued in the August 2022 Offering which was $1.00. As of December 31, 2022, 1,309,333 shares of common stock remain issuable upon exercise of the August Warrants.

October 2022 Offering

On October 3, 2022, we entered into the October Securities Purchase Agreement with the October Investors to sell, in the Registered Direct Offering (i) 260,000 shares of common stock, and (ii) Series 1 Warrants to purchase up to an aggregate of 260,000 shares of Series 1 Warrant Shares. The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of us and the October Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent’s fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

In “the Concurrent Private Placement Offering we also agreed to issue (i) Series 2 Warrants to purchase up to an aggregate of 260,000 Series 2 Warrant Shares, and (ii) 13,000 shares of Series B Preferred Stock.

Each share of Series B Preferred Stock had a stated value of $0.001 per share. The Series B Preferred Stock had super voting rights on the approval of the 2022 Reverse Stock Split equal to 10,000,000 votes per share of Series B Preferred Stock. The voting rights of the Series B Preferred Stock were established in order to maintain our NYSE American listing by raising the average minimum bid price of the common stock to over $0.20 for 30 consecutive trading days. Upon the effectiveness of the Certificate of Amendment, the outstanding shares of Series B Preferred Stock were automatically transferred to us and cancelled for no consideration with no action on behalf of the holders thereof and such shares resumed the status of authorized but unissued shares of preferred stock and were no longer designated as shares of Series B Stock.

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

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, we paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, we received net proceeds of approximately $1.0 million. As of December 31, 2022, none of the Series 1 Warrants or Series 2 Warrants have been exercised and 260,000 shares of common stock and 260,000 shares of common stock remain issuable upon exercise of the Series 1 Warrants and Series 2 Warrants, respectively.

Material Agreements

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC

TMB-001

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia, which we refer to as the “TMB-001 Acquisition”, pursuant to the Asset Acquisition Agreement. Zachary Rome, a former member of our board of directors and our former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. The next milestone payments relate to (i) a one-time payment of $7.0 million upon FDA approval of an NDA related to the product for the treatment of CI, or a substantially similar indication, and (ii) a one-time payment of $2.0 million upon EMA approval of an MMA related to the product for the treatment of CI, or a substantially similar indication. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the agreement. The first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product and as such a $4.0 million milestone payment was accrued at June 30, 2022. There were no further milestone payments accrued at December 31, 2022, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, we entered into the Amendment to the Asset Acquisition Agreement with Patagonia, pursuant to which we and Patagonia extended the time for our payment of the first milestone payment, which became payable in the third quarter of 2022 upon the commencement of patient enrollment in our Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment became payable by us in two tranches, with $2.25 million due by September 1, 2022, and $2.065 million due by September 1, 2023.  The first milestone payment was made on September 1, 2022. We are accreting interest on the second tranche. The interest is recorded in our Consolidated Statement of Operations and Comprehensive Loss. In addition to the remedies for breach under the Asset Acquisition Agreement, including reversion under certain circumstances, we granted Patagonia a security interest in TMB-001 and certain other assets until the second milestone payment has been paid in full. Because the milestone payments due upon the achievement of certain events would be payable prior to the time in which we are able to generate revenue, such obligations under the Asset Acquisition Agreement, as amended, may impact the economic viability of developing and marketing TMB-001.

TMB-003

On June 26, 2019, we acquired the intellectual property rights for a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia which we refer to as the TMB-003 Acquisition.

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA.  In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the agreement. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022 or 2021, respectively. Because the milestone payments due upon the achievement of certain events would be payable prior to the time in which we are able to generate revenue, such obligations under the agreement may impact the economic viability of developing and marketing TMB-003.

Acquisition and Termination of License from AFT Pharmaceuticals Limited

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

The development of Pascomer had been conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which had been reviewed on at least an annual basis. AFT agreed to perform clinical trials of Pascomer in the specified territory and perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. We were responsible for all expenses incurred by AFT during the term of the AFT License Agreement and equally shared all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory.  We were also entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executed outside of North America, Australia, New Zealand, and Southeast Asia.

Upon closing of the AFT License Agreement, we were obligated to reimburse AFT for previously spent development costs, subject to certain limitations and were obligated to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments. AFT was entitled to up to $25.5 million of cash milestone payments if Pascomer achieved certain regulatory and commercial milestones, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints. In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones were not yet considered probable, and no milestone payments were accrued at December 31, 2021. No milestones were accrued at December 31, 2022 as a result of the termination of the AFT License Agreement on July 25, 2022 and no regulatory and milestones were yet considered probable prior to termination.

On July 22, 2022, we provided written notice to AFT of our decision to terminate the AFT License Agreement because we believed there was no longer a commercially reasonable path to approval and commercialization for the product in the United States. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, we were required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022, or the Termination Date. On the Termination Date, the rights and licenses to Pascomer reverted to AFT, among other things, as set forth in the AFT License Agreement.

Letter Agreement with TardiMed LLC

We previously had a class of Series A Preferred Stock as to which the holder, TardiMed, had demanded redemption. The redemption price was equal to approximately $2.1 million in the aggregate, at December 31, 2021, including accumulated and unpaid dividends which accrue dividends at the rate of 8% per annum. Redemption was subject to certain limitations under Delaware corporate law due to our current financial condition.  As a result of the call for redemption, the Series A Preferred Stock had been reclassified as a liability at December 31, 2021. Dividends continued to accrue and were recorded as non-cash interest expense in the Statement of Operations and Comprehensive Loss rather than to additional-paid-in-capital in 2022.

On July 27, 2022, we entered into the Letter Agreement with TardiMed pursuant to which TardiMed agreed to exchange its 1,819 shares of Series A Preferred Stock plus accrued dividends for a pre-funded warrant to purchase 181,083 shares of common stock, or the TardiMed Warrant. The number of shares underlying the TardiMed Warrant is based on the redemption price of the Series A Preferred Stock (which had been demanded by TardiMed) divided by $11.95, the last closing price of the common stock prior to the date the Letter Agreement was executed.

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, we have agreed to allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. As of December 31, 2022, 40% of the TardiMed Warrant has been exercised on a cashless basis and an aggregate of 72,363 shares of common stock have been issued to TardiMed.

Sublease Agreement

We currently lease an 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California. This lease expires in December 2023. On February 17, 2020, we executed a sublease agreement covering the entire space for the remaining term of the lease. The current monthly rent at this location is $37,710, which includes common area maintenance charges.  The sublessee unexpectedly ceased making sublease payments in the fourth quarter of 2022 due substantial financial difficulties. We have been working with the owner of the property to market the location. The sublessee has been found to have made multiple alterations to the location without permits or the lessor’s approval and we have received an estimate for repairs to the existing space and possible costs to clean the location will approximate $150,000.  This amount is recorded in accrued expenses at December 31, 2022, as an asset retirement obligation.

Recent Developments

We entered into a lease for a 5,281 square foot office space at 3 Mountain View Road, Suite 100, Warren, New Jersey on February 8, 2023. This lease expires on February 28, 2028. The current monthly rent at this location is $8,801.67. Pursuant to the terms of the lease, we have an option to terminate the lease effective as of the completion of the thirty-seventh full calendar month of the lease term, provided that certain conditions are met. The lease of our prior headquarters in Basking Ridge, New Jersey expires on March 31, 2023.

Subsequent to December 31, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,113 shares of common stock were issued to TardiMed.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change $	Change %

Grant revenue	$83,177	$590,794	$(507,617)	(86)%
Milestone revenue	—	295,738	(295,738)	NA %
Total revenue	83,177	886,532	(803,355)	(91)%
Research and development	9,301,958	6,149,586	3,152,372	51%
Research and development milestone expense for Patagonia Pharmaceuticals LLC	4,000,000	—	4,000,000	NA %
Selling, general and administrative	6,016,615	5,387,164	629,451	12%
Loss from operations	(19,235,396)	(10,650,218)	(8,585,178)	81%
Interest expense	(228,456)	(15,551)	(212,905)	NA %
Interest income	2,445	—	2,445	NA %
Other income	75,000	—	75,000	NA %
Forgiveness of PPP loan	37,772	—	37,772	NA %
Gain (loss) on foreign currency exchange	(23,215)	(3,619)	(19,596)	541%
Net loss before provision for income taxes	(19,371,850)	(10,669,388)	(8,702,462)	82%
Provision (benefit) for income taxes	7,600	(30,242)	(37,842)	NA %
Net loss	(19,379,450)	(10,639,146)	(8,740,304)	82%
Cumulative dividends on Series A preferred stock	—	(129,992)	129,992	NA %
Net loss attributable to common stockholders	$(19,379,450)	$(10,769,138)	$(8,610,312)	80%

Revenues

For the year ended December 31, 2022, grant revenue was approximately $0.08 million compared to $0.6 million for the year ended December 31, 2021. The decrease in revenue of approximately $0.5 million was due to the reduction of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001, and the reimbursements under the grant were completed in 2022. In September 2018, Patagonia was awarded a $1.5 million grant (the “Grant”) from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds were made available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to us pursuant to our TMB-001 Acquisition Agreement with Patagonia in February 2019. In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively.

Milestone revenue was nil for the year ended December 31, 2022 compared to approximately $0.3 million for the year ended December 31, 2021.  These revenues were related to an upfront milestone payment paid to AFT by Desitin to which we were entitled under the terms of the AFT License Agreement.

Operating Costs and Expenses

Research and Development Expense

For the year ended December 31, 2022, research and development expenses were $13.3 million compared to $6.1 million for the year ended December 31, 2021. The increase of $7.2 million is primarily related to expected increased costs incurred related to our Phase 3 clinical trial of TMB-001, such as CRO direct and pass-through expenses and the accrual of the $4.0 million milestone payment due to Patagonia as the first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product.

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

General and Administrative Expense

For the year ended December 31, 2022, general and administrative expenses were approximately $6.0 million compared to approximately $5.4 million for the year ended December 31, 2021. The increase in general and administrative expenses of approximately $0.6 million was due to increased personnel and related costs including stock-based compensation of approximately $0.6 million as stock compensation expense associated with certain option grants made in 2021 had a full year of expense as vesting and additional expense associated with accelerated vesting of stock options related to our former Chief Operating Officer’s stock option grants in 2022, increased costs associated with being a public company (stock exchange fees and proxy solicitation fees of approximately $0.2 million, and approximately $0.2 million  of costs associated with an asset retirement obligation for  the former BioPharmX offices in California, offset by a reduction in consulting fees of approximately $0.2 million and a reduction of approximately $0.2 million of salary and bonus expense as a result of the departure of our former Chief Operating Officer in early 2022.

Other Income (Expense)

Interest Expense

Interest expense was $0.2 million for the year ended December 31, 2022, which was due to interest charged for the Redeemable Series A convertible preferred stock under redemption and interest accreted on the milestone payment due to Patagonia Pharmaceuticals, LLC. Interest expense was minimal for the year ended December 31, 2021.

The remaining other income (expense) included, a gain on the forgiveness of our PPP loan of approximately $0.04 million and other income of approximately $0.08 million for fees received from a third party for their access to review certain agreements related to BPX-01 and BPX-04 and a loss on foreign currency transactions of approximately $0.02 million due to the currency fluctuation of the US$ versus the AUD$ as exchange rates were unfavorable in 2022.

Provision (benefit) for income taxes

The provision for the year ended December 31, 2022 is for state income taxes.  The benefit for the year ended December 31, 2021 was due to an adjustment for the state provision from the previous year.

Comparison of the Quarters Ended December 31, 2022 and 2021

	Three Months Ended December 31,
	2022	2021	Change $	Change %

Grant revenue	$—	$190,005	$(190,005)	NA %
Milestone revenue	—	—	—	NA
Total revenue	—	190,005	(190,005)	(100)%
Research and development	2,100,971	1,525,775	575,196	38%
Research and Development milestone expense for Patagonia Pharmaceuticals LLC	—	—	—	NA
Selling, general and administrative	1,465,209	1,475,452	(10,243)	(1)%
Loss from operations	(3,566,180)	(2,811,222)	(754,958)	27%
Interest expense	(60,925)	(15,551)	(45,374)	292%
Interest income	2,445	—	2,445	N/A
Forgiveness of PPP loan	—	—	—	N/A
Gain (loss) on foreign currency exchange	9,475	(3,075)	12,550	(408)%
Provision (benefit) for income taxes	7,600	(30,242)	37,842	NA
Net (loss) income	(3,622,785)	(2,799,606)	(823,179)	29%
Cumulative dividends on Series A preferred stock	—	(21,134)	21,134	NA %
Net (loss) income attributable to common stockholders	$(3,622,785)	$(2,820,740)	$(802,045)	28%

Revenues

For the quarter ended December 31, 2022, grant revenue was nil compared to approximately $0.2 million for the year ended December 31, 2021. The decrease in revenue of approximately $0.2 million is due to timing of reimbursements received from the FDA as a result of achieving certain clinical milestones in the development of TMB-001. In September 2018, Patagonia was awarded the $1.5 million Grant from the FDA as part of the Orphan Products Clinical Trials Grants Program of the Office of Orphan Products Development. The Grant funds were made available in three annual installments of $500,000 per year, which commenced in September 2018. The Grant was transferred to us pursuant to our TMB-001 Acquisition Agreement with Patagonia in February 2019. In March 2020 and March 2021, the FDA awarded us the second and third tranches of the grant, respectively.

There were no Milestone revenues for the quarters ended December 31, 2022 and 2021, respectively.

Operating Costs and Expenses

Research and Development Expense

For the quarter ended December 31, 2022, research and development expenses were approximately $2.1 million compared to approximately $1.5 million for the quarter ended December 31, 2021. The increase of approximately $0.6 million is primarily related to increased costs incurred related to our Phase 3 ASCEND trial for TMB-001 such as CRO direct and pass-through expenses.

Research and development costs were primarily attributable to costs incurred in connection with our research activities and include costs associated with clinical trials, consultants, clinical trial materials, regulatory filings, facilities, laboratory expenses and other supplies.

General and Administrative Expense

For the quarter ended December 31, 2022, general and administrative expenses were approximately $1.5 million compared to approximately $1.5 million for the quarter ended December 31, 2021. The amounts were similar in general and administrative expenses due to an approximately $0.2 million  reduction in stock-based compensation expense from the comparative quarter in 2021 offset by an increase of approximately $0.2 for costs associated with an asset retirement obligation estimate for the former BioPharmX offices in California.

Other Income (Expense)

Interest Expense

Interest expense was $0.07 million for the quarter ended December 31, 2022, which was due to accreted interest accrued for the milestone payable due to Patagonia Pharmaceuticals, LLC. The interest expense the quarter ended December 31, 2021, was related to the Redeemable Series A preferred stock under redemption.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. At December 31, 2022, we had working capital of approximately $4.8 million, which included cash and cash equivalents of approximately $9.1 million. We reported a net loss of approximately $19.4 million, during the year ended December 31, 2022. During the year ended December 31, 2022, we raised net proceeds of approximately $8.1 million from our offerings of common stock, warrants and prefunded warrants and exercise of warrants. Our management believes that our existing cash and cash equivalents as of December 31, 2022 are sufficient to satisfy our operating cash needs into the second quarter of 2023.

Inflation has not had a significant impact on our historical operations, and we while we do not expect it to have a significant impact on our results of operations or financial condition in the near term, we have monitored and will continue to monitor, the cost of clinical trials and our operating expenses for the potential impact of inflation.

Cash Flows for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Cash provided by (used in) continuing operations:
Operating activities	$(15,854,921)	$(9,314,160)
Investing activities	(7,084)	(17,804)
Financing activities	8,133,892	15,791,810
Net decrease in cash and cash equivalents	$(7,728,113)	$6,459,846

Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was approximately $15.9 million, which primarily consisted of our net loss of approximately $19.4 million, adjusted for non-cash expenses of approximately $3.2 million primarily consisting of approximately $1.0 million of stock-based compensation, approximately $0.3 million of amortization of the right of use assets, approximately $0.1 million of interest expense on redeemable preferred stock and the non-cash accrual of the second tranche of $1.75 million milestone payable to Patagonia Pharmaceuticals, LLC. The change in assets and liabilities of approximately $0.3 million is primarily due to increases in accounts payable and accrued expenses of approximately $1.2 million, an increase in prepaid research and development of approximately $0.5 million and a reduction in the lease liability of approximately $0.3 million.

For the year ended December 31, 2021, net cash used in operating activities was approximately $9.3 million, which primarily consisted of our net loss of approximately $10.6 million, adjusted for non-cash expenses of approximately $0.9 million primarily consisting of approximately $0.6 of stock-based compensation and approximately $0.3 million of amortization of the right of use assets. The change in assets and liabilities of approximately $0.4 million was primarily due to increases in accounts payable and accrued expenses of approximately $0.6 million and a reduction in the lease liability of approximately $0.3 million.

Investing Activities

For the years ended December 31, 2022 and 2021, respectively, investing activities were for purchases of furniture and computer equipment.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was approximately $8.1 million which consisted of the net proceeds received from the issuance of common stock, warrants, pre-funded warrants and exercise of warrants from the August 2022 and October 2022 Offerings.

For the year ended December 31, 2021, net cash provided by financing activities was approximately $15.8 million which consisted of the net proceeds received from the issuance of common stock and pre-funded warrants from the November 2021 Offering.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our pipeline of programs. Our expenses related to clinical trials are expected to increase in 2023.  Furthermore, we expect to continue to incur costs as a public company and as a result of our obligations under existing agreements with third parties. Accordingly, we will need to obtain additional funding.  In addition, we remain restricted with respect to conduction variable rate transactions until May 18, 2023 pursuant to the terms of the Registration Rights Agreement. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our research and development expenses in connection with our development programs for our various product candidates will continue to be significant. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of December 31, 2022 are sufficient to satisfy our operating cash needs into the second quarter of 2023.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations;
●	the outcome, costs and timing of clinical trial results for our current or future product candidates, including the timing, progress, costs and results of our Phase 3 ASCEND study of TMB-001 for the treatment of CI;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the emergence and effect of competing or complementary products;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	the cost and timing of completion of commercial-scale manufacturing activities, if any of our products are approved for commercial sale;
●	the cost of establishing sales, marketing and distribution capabilities for our products in regions where we choose to commercialize our products on our own if approved for commercial sale;
●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved for commercial sale;
●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel; and
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish.

We will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. Further, we intend to continue to evaluate options for our strategic direction. We are exploring ways to efficiently fund the Company including entering into non-dilutive partnerships or licensing agreements.  If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of our existing stockholders.

We are unable to accurately predict the full impact that COVID-19 may have on our business, results of operations, and financial conditions due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of third parties we rely on, the development of treatments and vaccines, and other factors identified under “Risk Factors” in this Annual Report. We will continue to evaluate the nature and extent of the impact to our business, results of operations, and financial condition.

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

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. For each clinical trial that we conduct, certain clinical trial costs are expensed immediately, while others are expensed over time based on the number of patients in the trial, the attrition rate at which patients leave the trial, and/or the period over which clinical investigators or CROs are expected to provide services. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation

We expense stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. We account for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. We estimate the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

We estimate the fair value of VARs using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of equity-based awards represented management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All equity-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our financial statements beginning on page F-1 of this Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated audited financial statements as of and for the years ended December 31, 2022 and December 31, 2021, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2022 there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 8, 2023, we entered into a lease agreement with Paulus, Sokolowski and Sartor, LLC, a New Jersey limited liability company (the “Landlord”), pursuant to which we agreed to lease from the Landlord certain premises (the “Premises”) located at 3 Mountain View Road, Suite 100,Warren, New Jersey, to be used for general, administrative and executive offices, and uses ancillary thereto (the “Lease Agreement”). As of March 15, 2023, the Premises serve as our new corporate headquarters.

The Premises consist of approximately 5,281 leasable square feet. The initial term of the Lease Agreement (the “Term”) is for a period commencing on March 15, 2023 and ending on February 28, 2028. The base rent for the Premises, payable monthly, is (i) $8,801.67 for the first twelve months of the Term, (ii) $9,021.71 for the second twelve months of the Term, (iii) $9,241.75 for the third twelve months of the Term, (iv) $9,461.79 for the fourth twelve months of the Term and (v) $9,681.83 for the remaining twelve months of the Term. Pursuant to the terms of the Lease Agreement, we have an option to terminate the Lease Agreement effective as of the completion of the thirty-seventh full calendar month of the Term, provided that certain conditions are met. We also will be responsible for our pro rata share of any operating expenses, taxes and insurance expenses incurred by the Landlord in connection with the office building in which the Premises are located as well as certain utility expenses. The Lease Agreement also contains customary default provisions allowing the Landlord to terminate the Lease Agreement if we fail to cure certain breaches of our obligations under the Lease Agreement within a specified period of time. In addition, we will be obligated to indemnify the Landlord for certain losses incurred in connection with our use and occupancy of the Premises. Concurrent with the execution of the Lease Agreement, we paid the Landlord a security deposit of $17,603.34, an amount equal to two months’ rent.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Short Hills, NJ, Auditor ID: 185.

Information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders.

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
2.1

Agreement and Plan of Merger and Reorganization, dated January 28, 2020 among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc., and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on January 29, 2020).˄

2.2

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 24, 2020, among Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation), BITI Merger Sub, Inc. and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4/A filed with the SEC on March 30, 2020).

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

3.6

Certificate of Amendment of Certificate of Incorporation, as amended, of Timber Pharmaceuticals, Inc., dated November 7, 2022, incorporated by reference to the Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 9, 2022).

3.7

Amended and Restated Bylaws of Timber Pharmaceuticals, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 001-37411) filed with the SEC on May 12, 2022).

3.8

Certificate of Elimination of Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 18, 2016).

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1/A (File No. 333-214116), filed with the SEC on November 18, 2016).

3.10

Certificate of Elimination of Certificate of Designation of Preferences and Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on March 9, 2018).

3.11

Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-4/A (File No. 333-236526), filed with the SEC on March 30, 2020).

3.12

Certificate of Designation of Preferences, Rights and Limitations of Series B Mirroring Preferred Stock filed with the Secretary of State of the State of Delaware on October 3, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on October 3, 2022).

3.13	Form of Series B Mirroring Preferred Stock Certificate (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on October 3, 2022).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-8 (File No. 333-239216), filed with the SEC on June 16, 2020).

4.2

Amended and Restated Registration Rights Agreement, dated July 17, 2020, by and between Timber Pharmaceuticals, Inc. (f/k/a BioPharmX Corporation) and the investors named therein (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q (File No. 001-37411), filed with the SEC on August 18, 2020).

4.3	Form of Series A Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on June 3, 2020).

4.4	Form of Bridge Warrants to Purchase Common Stock (incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-4/A (File No. 333-236526), filed with the SEC on March 30, 2020).

4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 28, 2021).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on November 4, 2021.

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on August 2, 2022).

4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on August 8, 2022).

4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on August 8, 2022).

4.10	Form of Series 1 Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on October 3, 2022).

4.11	Form of Series 2 Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on October 3, 2022).

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

10.19

Asset Acquisition Agreement, dated June 26, 2019, by and among Timber Pharmaceuticals LLC, Patagonia Pharmaceuticals LLC, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.29 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).˄

10.20

License Agreement, dated July 5, 2019, by and between AFT Pharmaceuticals Limited and Timber Pharmaceuticals LLC (incorporated by reference to Exhibit 10.30 of our Registration Statement on Form S-4 (File No. 333-236526), filed with the SEC on February 20, 2020).***

10.21

Timber Pharmaceuticals, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 23, 2021).#

10.22

Amendment to the Timber Pharmaceuticals, Inc. 2020 Omnibus Equity Incentive Plan, dated April 20, 2021 (incorporated by reference to Exhibit 4.9 to our Registration on Form S-8 (File No. 333-259830) filed with the SEC on September 27, 2021).#

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

10.31

Amendment No. 1 to the Asset Acquisition Agreement, dated July 20, 2022, by and among Timber Pharmaceuticals LLC, Patagonia, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on July 26, 2022).

10.32

Letter Agreement, dated July 27, 2022, between Timber Pharmaceuticals, Inc. and TardiMed Sciences LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on August 2, 2022).

10.33

Form of Securities Purchase Agreement, dated October 3, 2022, by and among Timber Pharmaceuticals, Inc. and the purchaser signatories thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-37411), filed with the SEC on October 3, 2022).

10.34	Lease Agreement, dated February 8, 2023, by and between Timber Pharmaceuticals, Inc. and Paulus, Sokolowski and Sartor, LLC.*∧

21.1	Subsidiaries of the Registrant.*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.**

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).*
*	Filed herewith.
**	Furnished herewith.

***	Certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Management compensatory plan or arrangement.
˄

All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in Warren, New Jersey on March 31, 2023.

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

Signature	Title	Date

/s/ John Koconis	Chief Executive Officer	March 31, 2023
John Koconis	(Principal Executive Officer and Chairman of the Board)

/s/ Joseph Lucchese	Chief Financial Officer	March 31, 2023
Joseph Lucchese	(Principal Financial Officer and Accounting Officer)

/s/ Edward J Sitar	Director	March 31, 2023
Edward J Sitar

/s/ Gianluca Pirozzi	Director	March 31, 2023
Gianluca Pirozzi

/s/ David Cohen	Director	March 31, 2023
David Cohen

/s/ Lubor Gaal	Director	March 31, 2023
Lubor Gaal

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Timber Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Timber Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Short Hills, New Jersey
March 31, 2023

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$9,080,426	$16,808,539
Prepaid research and development	525,532	66,217
Other current assets	207,171	244,021
Total current assets	9,813,129	17,118,777
Deposits	127,534	127,534
Property and equipment, net	19,373	16,377
Right of use asset	315,932	638,786
Total assets	$10,275,968	$17,901,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,350,793	$953,349
Accrued expenses	1,609,535	850,557
Lease liability, current portion	331,152	332,817
Short-term milestone payable due to Patagonia Pharmaceuticals LLC	1,750,000	—
Redeemable Series A preferred stock under redemption (Notes 5 and 9)	—	2,055,348
Total current liabilities	5,041,480	4,192,071
Note payable	—	37,772
Lease liability	—	331,152
Other liabilities	—	73,683
Total liabilities	5,041,480	4,634,678

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31 2022 and 2021, respectively	—	—
Common stock, par value $0.001; 450,000,000 shares authorized; 2,969,272 shares issued and outstanding as of December 31, 2022, and 1,272,383 shares issued and outstanding as of December 31, 2021	148,354	63,619
Additional paid-in capital	53,350,126	42,087,719
Accumulated deficit	(48,263,992)	(28,884,542)
Total stockholders' equity	5,234,488	13,266,796
Total liabilities and stockholders' equity	$10,275,968	$17,901,474

The accompanying notes are an integral part of these consolidated financial statements.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2022	2021

Grant revenue	$83,177	$590,794
Milestone revenue	—	295,738
Total revenue	83,177	886,532

Operating costs and expenses
Research and development	9,301,958	6,149,586
Research and Development - Milestone expense for Patagonia Pharmaceuticals LLC	4,000,000	—
Selling, general and administrative	6,016,615	5,387,164
Total operating expenses	19,318,573	11,536,750
Loss from operations	(19,235,396)	(10,650,218)
Other income (expense)
Interest expense	(228,456)	(15,551)
Interest income	2,445	—
Other income	75,000	—
Forgiveness of PPP loan	37,772	—
(Loss) gain on foreign currency exchange	(23,215)	(3,619)
Total other income (expense)	(136,454)	(19,170)
Loss before provision for income taxes	(19,371,850)	(10,669,388)
Provision (benefit) for income taxes	7,600	(30,242)
Net loss and Comprehensive Loss	(19,379,450)	(10,639,146)
Dividends on Series A preferred stock	—	(129,992)
Net loss attributable to common stockholders	$(19,379,450)	$(10,769,138)
Basic and diluted net loss per share attributable to common stockholders	$(9.19)	$(13.31)
Basic and diluted weighted average number of shares outstanding	2,108,128	808,811

The accompanying notes are an integral part of these consolidated financial statements.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

							Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2021	1,819	$1,909,805	542,648	$27,132	$25,826,295	$(18,245,396)	$7,608,031
Accrued dividend Series A preferred stock	—	129,992	—	—	(129,992)	—	(129,992)
Exercise of Series A warrants	—	—	41,192	2,060	(2,060)	—	—
Exercise of Series B warrants	—	—	149,353	7,468	(7,468)	—	—
Issuance of common stock and warrants, net of issuance costs	—	—	539,063	26,953	15,764,857	—	15,791,810
Exercise of VARs	—	—	127	6	(6)	—	—
Reclassification of Series A preferred stock	(1,819)	(2,039,797)	—	—	—	—	—
Stock-based compensation	—	—	—	—	636,093	—	636,093
Net loss	—	—	—	—	—	(10,639,146)	(10,639,146)
Balance at December 31, 2021	—	$—	1,272,383	$63,619	$42,087,719	$(28,884,542)	$13,266,796

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	—	$—	—	$—	1,272,383	$63,619	$42,087,719	$(28,884,542)	$13,266,796
Issuance of common stock and warrants, net of issuance costs	—	—	—	—	1,593,333	79,667	7,910,225	—	7,989,892
Stock-based compensation	—	—	—	—	6,000	190	1,049,123	—	1,049,313
Exercise of common warrants	—	—	—	—	24,000	1,200	142,800	—	144,000
Conversion of Redeemable Series A Convertible Preferred Stock	—	—	—	—	—	—	2,163,950	—	2,163,950
Exercise of TardiMed Warrants	—	—	—	—	72,362	3,618	(3,618)	—	—
Exercise of VARs	—	—	—	—	1,194	60	(60)	—	—
Issuance and cancellation of Series B Preferred Stock	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	(19,379,450)	(19,379,450)
Balance at December 31, 2022	—	$—	—	$—	2,969,272	$148,354	$53,350,126	$(48,263,992)	$5,234,488

The accompanying notes are an integral part of these consolidated financial statements.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss	$(19,379,450)	$(10,639,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,049,313	636,093
Amortization of right of use assets	322,854	271,455
Depreciation	4,088	1,427
Forgiveness of PPP loan	(37,772)	—
Deferred taxes	—	(37,842)
Non-cash interest on redeemable preferred stock	108,591	15,551
Current milestone payable to Patagonia Pharmaceuticals, LLC	1,750,000	—
Changes in assets and liabilities:
Prepaid research and development	(459,317)	111,993
Other current assets	36,850	(44,941)
Deposits	—	(13,000)
Accounts payable	397,445	558,300
Accrued expenses	758,977	81,896
Other liabilites	(73,683)	—
Lease liability	(332,817)	(255,946)
Net cash used in operating activities	(15,854,921)	(9,314,160)

Cash flows from investing activities
Purchases of equipment	(7,084)	(17,804)
Net cash used in investing activities	(7,084)	(17,804)

Cash flows from financing activities
Proceeds from the issuance of common stock, preferred stock and warrants, net of issuance costs	7,989,892	15,791,810
Proceeds from the exercise of common stock warrants	144,000	—
Net cash provided by financing activities	8,133,892	15,791,810

Net (decrease) increase in cash	(7,728,113)	6,459,846
Cash, beginning of period	16,808,539	10,348,693
Cash, end of period	$9,080,426	$16,808,539

Non-cash investing and financing activities:
Conversion of Redeemable Series A convertible preferred stock to prefunded common stock warrants	$2,163,937	$—
Current milestone payable to Patagonia Pharmaceuticals LLC	$1,750,000	$—
Accrued Series A preferred stock dividend	$—	$129,992
Cashless exercise of Series A warrants	$—	$2,060
Cashless exercise of Series B warrants	$—	$7,468
Cashless exercise of VAR's	$60	$6

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

Merger Agreement

On May 18, 2020, we completed our business combination with BioPharmX Corporation (“BioPharmX”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020  by and among BioPharmX, Timber Pharmaceuticals, LLC, a Delaware limited liability company (“Timber Sub”) and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of BioPharmX (“Merger Sub”), on March 24, 2020 and subsequently amended on April 27, 2020 as amended (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as our wholly-owned subsidiary (the “Merger”). In connection with the Merger, BioPharmX effected a reverse stock split of the shares of  common stock, at a ratio of 1-for-12 (the “2020 Reverse Stock Split”). Following the completion of the Merger, we changed our name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of our Company.

In connection with the Merger, the 11.68 VARs of Timber Sub that were outstanding immediately prior to Merger became denoted and payable in 7,353 shares of common stock at the effective time of the Merger (the “Effective Time”). Further, the holder of the 1,819,289 preferred units of Timber Sub outstanding immediately prior to the Merger received 1,819 shares of the Series A preferred stock (the “Series A Preferred Stock”) at the Effective Time. As part of the Merger, the Company assumed 4,401 legacy BioPharmX warrants with a weighted average exercise price of $8,208.50 per share, and 1,957 legacy BioPharmX stock options with a weighted average exercise price of $2,290.50 per share. In connection with the Merger Agreement, BioPharmX entered into a Credit Agreement with Timber Sub, pursuant to which Timber Sub made a bridge loan to the Company (the “Bridge Loan”), in an aggregate amount of $2.25 million with $250,000 original issue discount.

In connection with the Merger Agreement, on March 27,2022, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which Timber Sub issued to the Investors shares of Timber units immediately prior to the Merger and we issued to the Investors warrants to purchase shares of common stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million.  We issued to the Investors 167,695 Series A Warrants to purchase shares of common stock (“Series A Warrants”) and 140,844 Series B Warrants to purchase shares of common stock (“Series B Warrants”).  The Series A Warrants have a 5-year term and an exercise price of $2.7953, subject to the number of shares and exercise price being reset based on our stock price after the Merger. The Series A Warrants were initially exercisable into 167,695 shares of common stock, subject to certain adjustments.  The Series B Warrants had an exercise price per share of $0.05, were exercisable upon issuance and were initially convertible into 140,844 shares of common stock in the aggregate.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investors, on May 22, 2020, warrants to purchase 8,275 shares of common stock (the “Bridge Warrants”) which originally had an exercise price of $111.81 per share.

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $58.00 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i) June 2, 2025 and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of December 31, 2022, the Series A Warrants are exercisable for 334,036 shares of common stock in the aggregate.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On November 19, 2020 the Company entered into waiver agreements with each of the holders of the Company’s Series B Warrants. Pursuant to the waiver agreements the holders agreed to waive certain provisions in the Warrants in order to allow for one immediate and final reset of the number of shares of common stock underlying the Series B Warrants. As a result, the number of shares underlying all of the Series B Warrants was set at 455,336 and the exercise price remains at $0.05 per share. During the year ended December 31, 2020, 305,855 Series B warrants were exercised for 305,700 shares of the Company’s common stock.

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

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $111.81 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 8,275 shares of common stock in the aggregate.  As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $15.50 per share.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering (as defined below) less the Black Scholes value of the common warrants issued in the August 2022 Offering, or $1.00 per share.  As of December 31, 2022 the Bridge Warrants are excisable for 8,275 shares of common stock in the aggregate.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

November 2021 Offering

On November 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 426,500 shares of the Company’s common stock and, to certain investors, pre-funded warrants to purchase shares of common stock, and accompanying warrants to purchase shares of common stock. (the “November 2021 Offering”). After giving effect to the sale of additional shares pursuant to the exercise of the option by Wainwright that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by the Company in the November 2021 Offering was 539,063, together with warrants to purchase up to 539,063 shares of common stock (the “November Warrants”) issued at the closing on November 5, 2021, for total gross proceeds of $17.25 million before deducting underwriting discounts and commissions and other offering expenses, and net proceeds of approximately $15.8 million. As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $15.50 per share. Further, as a result of the August 2022 Offering, the exercise price of the Bridge Warrants was adjusted to $1.00 per share.

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a November Warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying November Warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance. No November Warrants have been exercised as of December 31, 2022.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

August 2022 Offering

On March 1, 2022, the Company entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with Wainwright, pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering of the Company’s common stock, par value $0.001 per share.

On August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of common stock (the “August Warrants”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and may be exercised at any time until all of the pre-funded warrants are exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded warrants were exercised, and none remain outstanding. On August 8, 2022, 24,000 August Warrants were exercised. As of December 31, 2022, 1,309,333 August Warrants have not been exercised.

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

October 2022 Offering

On October 3, 2022, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with several institutional accredited investors (the “October Investors”) to sell, in a registered direct offering (the “Registered Offering”) (i) 260,000 shares of common stock, and (ii) Series 1 common warrants (the “Series 1 Warrants”) to purchase up to an aggregate of 260,000 shares of common stock. The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of the Company and the October Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent's fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On November 7, 2022, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware, which effected, at 5:00 p.m. Eastern Time on November 8, 2022, the 2022 Reverse Stock Split of the Company’s issued and outstanding shares common stock at a ratio of one-for-fifty. In connection with the 2022 Reverse Stock Split, the CUSIP number for the common stock changed to 887080208.

As a result of the 2022 Reverse Stock Split, every 50 shares of common stock issued and outstanding was converted into one share of common stock. As a result of the 2022 Reverse Stock Split, the 13,000 shares of Series B Preferred Stock were automatically cancelled for no consideration and resumed the status of authorized but unissued shares of preferred stock of the Company. The 2022 Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2022 Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the 2022 Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The common stock began trading on a post-split as-adjusted basis on November 9, 2022. There can be no assurance that the Company will be able to maintain compliance with the NYSE American continued listing standards, even after the implementation of the 2022 Reverse Stock Split.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since Inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company had an accumulated deficit of approximately $48.3 million at December 31, 2022, a net loss of approximately $19.4 million, and approximately $15.9 million of net cash used in operating activities for the year ended December 31, 2022.

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Annual Report. Based on such evaluation and the Company’s current plans, which are subject to change, management believes there is substantial doubt about its ability to continue as a going concern as the Company’s existing cash and cash equivalents as of December 31, 2022 are not sufficient to satisfy its operating cash needs for the year after the filing of this Annual Report.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company is unable to accurately predict the full impact that COVID-19 will have on its business, results of operations, and financial conditions due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of third parties the Company relies on, the development of treatments and vaccines, and other factors identified under “Risk Factors” in this Annual Report. The Company will continue to evaluate the nature and extent of the impact to the Company’s business, results of operations, and financial condition.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and include all adjustments necessary for the fair presentation of its consolidated balance sheet, results of operations and cash flows for the period presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the valuations of warrants, notes, and equity-based awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds. The Company had no cash equivalents during the years ended December 31, 2022 or 2021, respectively.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful life on a straight-line basis as follows:

●	Furniture 7 years
●	Computer equipment3 years

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

As of December 31, 2022, and 2021, the recorded values of prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments.

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

Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s sources of revenue in 2022 and 2021 has been from grants and milestone payments received. When grant funds are received after costs have been incurred, the Company records grant revenue upon the receipt of cash.

Warrants

The Company estimates the fair value of common stock warrants using a Black-Scholes option pricing model, and the assumptions used in calculating the fair value of such warrants represented management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of common stock warrants has been recorded in equity as additional paid-in-capital.

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

Series A Preferred Stock Under Redemption

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

On November 23, 2021, the Company received a request for redemption by TardiMed Sciences LLC (“TardiMed”) for the Series A Preferred Stock. The Company’s Series A Preferred Stock, was redeemable at December 31, 2021 subject to certain limitations under Delaware law, and was recorded at the redemption value of $2.1 million. Interest had accrued on the unredeemed balance at 8.0% per annum. The Company asserted that such right to redemption was limited under Delaware corporate law. As a result of the request, the Series A Preferred Stock had been reclassified as a liability, Redeemable Series A Preferred Stock under redemption. The Series A Preferred Stock continued to accrue dividends but as a liability and dividends were recorded prospectively as non-cash interest expense in the Consolidated Statement of Operations and Comprehensive Loss until such time as the Series A Preferred Stock was redeemed.

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

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock. As of December 31, 2022, the TardiMed Warrant was exercisable for 108,650 shares of common stock. subject to the ownership percentage limitations set forth in the TardiMed Warrant (see Note 5).

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

To calculate the basic EPS numerator, income available to common stockholders must be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not declared) from income from continuing operations and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss shall be increased by those preferred dividends. The outstanding Series A Preferred Stock had cumulative dividends, whether or not declared.  Accordingly, the Company reduced the numerator for basic EPS by deducting/(increasing) the amount of cumulative preferred dividend

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

from net income/(loss) in each period presented prior to the Company’s Series A Preferred Stock becoming redeemable, which occurred in 2021. No dividends accrued on the Company’s Series A Preferred Stock during 2022 prior to the Warrant Exchange.

The basic and diluted net loss amounts are the same for the years ended December 31, 2022 and 2021, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares issuable upon conversion of the Series A Preferred Stock  prior to the Warrant Exchange were  calculated using the if-converted method.

As a result of the 2022 Reverse Stock Split, the Company has retroactively restated the basic and diluted weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominator of the diluted net loss per share computations for the periods presented below:

	Year Ended December 31,
	2022	2021
Basic and diluted loss per share:
Net (loss) income	$(19,379,450)	$(10,639,146)
Cumulative dividends on Series A preferred stock	—	(129,992)
Net (loss) income attributable to common stockholders	$(19,379,450)	$(10,769,138)

Basic and diluted weighted average number of shares outstanding	2,108,128	808,811

Basic and Diluted net (loss) per share attributable to common stockholders	$(9.19)	$(13.31)

Securities that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share for the years ended December 31, 2022 and 2021, respectively, because their inclusion would be anti-dilutive are as follows:

	December 31,
	2022	2021
Series A warrants	334,036	334,036
Bridge warrants	8,275	8,275
Value appreciation rights	4,546	7,353
Options to purchase common stock	89,632	53,153
Series A preferred stock (if converted)	—	2,015
Legacy stock options	316	316
Legacy warrants	2,027	4,280
Warrants issued in the November 2021 Financing	539,063	539,063
Warrants issued in the August 2022 Financing	1,309,333	—
Warrants issued in the October 2022 Financing	520,000	—
Restricted Stock Units	3,000	—
	2,810,228	948,491

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company made state income tax payments of $12,231 and $2,000 during the years ended December 31, 2022, and 2021, respectively.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No.2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 as of January 1, 2022, and adoption did not have a material the Company’s financial statements or related disclosures.

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

Note 3. Purchases of Assets

Acquisition of Intellectual Property Rights from Patagonia Pharmaceuticals LLC ("Patagonia")

On February 28, 2019, the Company acquired the intellectual property rights to a topical formulation of isotretinoin for the treatment of congenital ichthyosis and identified as TMB-001, formerly PAT-001, from Patagonia (the "TMB-001 Acquisition") pursuant to an asset acquisition agreement (the “Asset Acquisition Agreement”).

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The first regulatory and commercial milestone was reached in June 2022, and as such the first $4.0 million milestone payment was accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2021, because the potential regulatory and commercial milestones were not considered probable. No additional milestone payments accrued at December 31, 2022, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, the Company entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia extended the time for the Company’s payment of the first milestone payment, which became payable upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment became payable by the Company in two tranches, with $2.25 million due on September 1, 2022, and $1.75 million plus an additional $0.315 million for interest for a total of $2.065 million due on September 1, 2023. Further, the Company granted Patagonia a security interest in TMB-001 and certain other assets. The first milestone payment tranche was made on September 1, 2022. The Company is accreting interest on the second tranche. Interest of $119,865 was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022.

On June 26, 2019, the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the "TMB-003 Acquisition").

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022 and 2021.

On January 12, 2021, the Company announced that the FDA had granted orphan drug designation to TMB-003.

Acquisition and Termination of License from AFT Pharmaceuticals Limited ("AFT")

On July 5, 2019, the Company and AFT entered into a license agreement which provides the Company with (i) an exclusive license to certain licensed patents, licensed know-how and AFT trademarks to commercialize a proprietary topical formulation of rapamycin marketed under the brand name Pascomer (“Pascomer”) in the United States, Canada and Mexico and (2) a co-exclusive license to develop Pascomer in this territory. Concurrently, the Company granted to AFT an exclusive license to commercialize Pascomer outside of the Company’s territory and co-exclusive sublicense to develop and manufacture the licensed product for commercialization outside of the Company’s territory (the "AFT License Agreement").

The development of Pascomer  had been conducted pursuant to a written development plan, written by AFT and approved by the joint steering committee, which is reviewed on at least an annual basis. AFT agreed to  perform clinical trials of Pascomer in the specified territory and perform all CMC (chemistry, manufacturing and controls) and related activities to support regulatory approval. The Company was responsible for all expenses incurred by AFT during the term of the AFT License Agreement and equally shared all costs and expenses with AFT, incurred by AFT for development and marketing work performed in furtherance of regulatory approval and commercialization worldwide, outside of the specified territory. The Company was entitled to receive 50% of the economics (royalties and milestones) in any licensing transaction that AFT executed outside of North America, Australia, New Zealand, and Southeast Asia. In March 2021 the Company

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

announced that AFT had signed an exclusive license and supply agreement with Desitin Arzneimittel GmbH (“Desitin”) for Pascomer for the treatment of facial angiofibromas associated with tuberous sclerosis complex (TSC) in Europe.  The Company received an upfront milestone payment paid to AFT by Desitin and recorded approximately $0.3 million in milestone revenue for the year ended December 31, 2021.

Pursuant to the AFT License Agreement, the Company was obligated to reimburse AFT for previously spent development costs, subject to certain limitations, and to pay a one-time, irrevocable and non-creditable upfront payment to AFT, payable in scheduled installments which was paid in 2020. AFT was entitled to up to $25.5 million of cash milestone payments relating to certain regulatory and commercial achievements, with the first payment of $1.0 million upon the successful completion of a Phase 2b trial defined as the achievement of the trial’s primary clinical endpoints.  In addition, AFT was entitled to net sales royalties ranging from high single digits to low double digits for the program licensed. The potential regulatory and commercial milestones are not considered probable, and therefore no milestone payments have been accrued at December 31, 2021.  No milestones were accrued at December 31, 2022, as a result of the termination of the AFT License Agreement on July 25, 2022 as described below and because no regulatory and milestones were yet considered probable prior to termination.

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the U.S. Food and Drug Administration (the “FDA”) had approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for facial angiofibromas associated with tuberous sclerosis complex in adults and children six (6) years of age or older.  Nobelpharma’s formulation has orphan drug status for this indication. As Pascomer was intended for treatment of the same indication, the Company determined not to proceed with a pivotal Phase 3 clinical trial of Pascomer in facial angiofibromas at this time, but instead may evaluate potential strategic opportunities for the asset in markets outside of the U.S. and/or other indications.

On July 22, 2022, the Company provided written notice to AFT of its decision to terminate the AFT License Agreement because the Company believed there is no longer a commercially reasonable path to approval and commercialization for Pascomer in the United States for facial angiofibromas associated with tuberous sclerosis complex. Additionally, following the receipt and analysis of topline data for the Phase II Clinical Trial (as defined in the AFT License Agreement) it was determined that the study failed to meet its primary efficacy endpoint. Under the AFT License Agreement, the Company was required to provide 120 days’ prior written notice of termination to AFT which was waived by AFT on July 25, 2022 (the “Termination Date”). On the Termination Date, the rights and licenses to Pascomer reverted to AFT, among other things, as set forth in the AFT License Agreement. As the AFT License Agreement has been terminated the Company will no longer receive any royalties or milestones for any transactions under the AFT License Agreement.

Other

The Company disbursed approximately $2.23 million for a prepaid CRO payment for the start of its Phase 3 ASCEND study evaluating TMB-001 in CI in April 2022. Approximately $90,000 of this payment remains in prepaid research and development at December 31, 2022.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4. Accrued Expenses

The Company’s accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021
Research and development	$436,128	$77,118
Professional fees	192,108	210,343
Personnel expenses	680,181	502,180
Accrued interest on Patagonia milestone payable	119,865	—
Asset retirement obligation for former BioPharmX location	150,000	—
Other	31,253	60,916
Total	$1,609,535	$850,557

Note 5. Fair Value Measurements

November 2021 Warrants

In connection with our common stock offering in November 2021, we sold in conjunction with the common stock, warrants to purchase up to 539,063 shares of common stock with an exercise price of $35.00 per share of common stock.  The warrants were issued at the closings on November 5 and November 9, 2021, respectively.  No warrants have been exercised as of December 31, 2022 or 2021, respectively.

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

August 2022 Warrants

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

October 2022 Common Stock Warrants and Series B Preferred Stock

On October 3, 2022, the Company entered into the October Securities Purchase Agreement (with the “October Investors” to sell, in the Registered Offering (i) 260,000 shares of common stock, and (ii) Series 1 Warrants to purchase up to an aggregate of 260,000 shares of common stock. The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date.

The Series 1 Warrants issued by the Company were recorded as equity and recognized at fair value which was approximately $0.34 million. The value of the warrants issued by the Company in connection with October 2022

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Offering, were estimated using a Black Scholes option pricing model. The inputs using the Black Scholes model to calculate the fair value of the warrants related to the October 2022 Offering included no dividend yield, expected price volatility of 117.34%, a risk-free interest rate of 4.12% and an expected term of 2.5 years.

In the Concurrent Private Placement Offering the Company issued (i) Series 2 Warrants to purchase up to an aggregate of 260,000 shares Series 2 Warrant Shares, and (ii) 13,000 shares of Series B Preferred Stock.

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

The Series 2 Warrants issued by the Company were recorded as equity and recognized at fair value which was approximately $0.34 million. The value of the warrants issued by the Company in connection with October 2022 Offering, were estimated using a Black Scholes option pricing model. The inputs using the Black Scholes model to calculate the fair value of the warrants related to the October 2022 Offering included no dividend yield, expected price volatility of 113.80%, a risk-free interest rate of 4.12% and an expected term of 3 years.

The Series B Preferred Stock issued by the Company were recorded as equity and recognized at fair value which was approximately $0.077 million. The Series B Preferred Stock were exercised and retired on November 7, 2022.

Note 6. Stockholder’s Equity

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock. (see Note 1)

2022 Reverse Stock Split

On November 7, 2022, at a special meeting of stockholders (the “Special Meeting”), the holders of a majority of the Company’s outstanding shares of common stock and Series B Preferred Stock approved the reverse stock split proposal and gave the Company’s board of directors discretionary authority to select a ratio for the split from 1-for-25 to 1-for-50. The Company’s board of directors approved the reverse split at a ratio of 1-for-50 on October 27, 2022, subject to stockholder approval.

On November 8, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended , with the Secretary of State of Delaware that effected a 1-for-50 reverse stock split of its common stock, which became effective at 5:00 PM (EST) on November 8, 2022. As a result of the 2022 Reverse Stock Split, the 13,000 shares of Series B Mirroring Preferred Stock were automatically cancelled for no consideration and resume the status of authorized but unissued shares of preferred stock of the Company. The 2022 Reverse Stock Split traded on an as-adjusted basis upon market open on November 9, 2022. The purpose of the 2022 Reverse Stock Split was to enable the Company to regain compliance with the requirements of Section 1003(f)(v) of the NYSE American Company Guide.

All shares of common stock, including common stock underlying warrants, stock options, restricted stock units, and VARs, as well as all conversion ratios, exercise prices, conversion prices and per share information in these consolidated financial statements give retroactive effect to the 2022 Reverse Stock Split.

Common Stock

On May 18, 2020, immediately prior to the Merger, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a Reverse Stock Split. As a result of the Reverse Stock Split,

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 12 shares of common stock held by a stockholder of the Company immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. All outstanding and unexercised warrants to purchase shares of common stock otherwise remain in effect pursuant to their terms, subject to adjustment to account for the Reverse Stock Split. Immediately following the Reverse Stock Split there were approximately 27,347 shares of common stock outstanding prior to the Merger. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares instead received cash in lieu of their fractional shares.

Under the terms of the Amended Merger Agreement, the Company issued shares of common stock to the holders of common units. The 180 common units issued to TardiMed have been converted into 113,323 shares of common stock, and the 20 common units issued to Patagonia have been converted into 12,591 shares of common stock.

On May 18, 2020, pursuant to the Merger Agreement (see Note 1), 27,347 shares of common stock were issued for the acquisition of BioPharmX (see Note 4), with a fair value of approximately $8.4 million or $6.12 per share.

On May 18, 2020, pursuant to the Merger Agreement, 83,733 shares of common stock were issued to the investors of the $20 million private placement financing (See Note 1), aggregate net proceeds received totaled $17.5 million) and to settle the $5 million Bridge Notes.

On November 2, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 426,500 shares of our common stock and, to certain investors, pre-funded warrants to purchase 42,250 shares of common stock, and accompanying warrants to purchase up to an aggregate of 468,750 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance.

H.C. Wainwright & Co., LLC also exercised its over-allotment option, pursuant to the underwriting agreement, to purchase an additional 70,313 shares of common stock and 70,313 warrants to purchase common stock at the public offering price per share and per warrant less the underwriters’ discounts and commissions. After giving effect to the sale of 70,313 additional shares pursuant to the exercise of the option that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering increased to 539,063, together with warrants to purchase up to 539,063 shares of common stock issued at the closing on November 5, 2021.  No warrants have been exercised as of December 31, 2022 and 2021, respectively.

Series A Warrants

Pursuant to the Securities Purchase Agreement, the Company issued 167,695 Series A Warrants to purchase shares of common stock. The Series A Warrants have a 5-year term and an exercise price of $139.77 subject to the number of shares and exercise price being reset based on the Company’s stock price after the Merger. The Series A Warrants were initially exercisable into 167,695 shares of Common Stock issued to the Investors, subject to certain adjustments.

On November 19, 2020, the Company entered into a Warrant Waiver Agreement with each of the warrant holders which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants issued was fixed at 403,564 and the warrant exercise price was fixed at $58.00. As of December 31, 2022 and 2021, respectively, 334,036 shares of common stock remain issuable upon exercise of the Series A Warrants.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	334,036	$58.00	3.4	—
Outstanding and exercisable as of December 31, 2022	334,036	$58.00	2.7	$—

Bridge Warrants

On May 22, 2020, pursuant to the Securities Purchase Agreement, the Company issued the Bridge Warrants exercisable for 8,275 shares of common stock in the aggregate (see Note 1). The Bridge Warrants had an exercise price of $111.81 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. As a result of the November 2021 Offering, the exercise price of the Bridge Warrants was adjusted to $15.50 per share and was subsequently adjusted to $1.00 as a result of the August 2022 Offering.  As of December 31, 2022 and December 31, 2021, respectively, 8,275 shares of common stock remain issuable upon exercise of the Bridge Warrants.

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	8,275	$1.00	3.4	$28,963
Outstanding and exercisable as of December 31, 2022	8,275	$1.00	2.4	$6,206

Series B Warrants

During the year ended December 31, 2021, 149,481 Series B Warrants were exercised for 149,353 shares of the Company’s common stock. The Company received no proceeds from this exercise. As of December 31, 2021, the Series B Warrants were exercised in full.

Redeemable Series A Convertible Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware that became effective immediately.

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock were entitled to cumulative dividends after the date of issuance at a per annum of eight percent (8.00%) of the stated value. Dividends were payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, or $902.70 Holders of the Series A Preferred Stock were entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control, the Series A Preferred Stock were redeemable for cash at the option of the holders, in whole or in part. For the year ended December 31, 2021, the Company accrued preferred dividends of 129,992 as a component of stockholder’s equity.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock. The Company asserted that such right to redemption was limited under Delaware corporate law. As a result of the request, the convertible Series A Preferred Stock was reclassified as a liability, Redeemable Series A Preferred Stock under redemption. The previously outstanding shares of Series A Preferred Stock accrued dividends but as a liability and the dividends were recorded prospectively as non-cash interest expense in the Consolidated Statement of Operations and Comprehensive Loss until the Series A Preferred Stock held by TardiMed were redeemed. The Company recognized $108,591 in non-cash interest expense for the year ended December 31, 2022, and $15,551 of non-cash interest expense for the year ended December 31, 2021 in addition to $108,858 of non-cash dividends, for the year ended December 31, 2021. As result of the reclassification, interest was recorded in the Consolidated Statement of Operations and Comprehensive Loss rather than additional-paid-in-capital.

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

The following table summarizes the TardiMed Warrant for the year ended December 31, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	TardiMed Warrant	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	—	$—	*	$—
Issued	181,083	$0.005	*	$
Exercised	(72,433)	$0.005	*	$
Outstanding and exercisable as of December 31, 2022	108,650	$0.005	*	$189,595
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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All pre-funded warrants were exercised.

The following table summarizes the August Warrants for the year ended December 31, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	—	$—	—	$—
Granted	1,333,333	$6.00	4.9	$4,933,333
Exercised	(24,000)	$6.00	—	$(88,800)
Outstanding and exercisable as of December 31, 2022	1,309,333	$6.00	4.9	$4,844,533

October 2022 Common Stock Warrants

On October 3, 2022, the Company entered into the October Securities Purchase Agreement (with the “October Investors”) to sell, in the “Registered Offering”) (i) 260,000 shares of common stock, and (ii) Series 1 Warrants to purchase up to an aggregate of 260,000 shares of common stock. The Series 1 Warrants are immediately exercisable at an exercise price of $5.00 per share and will expire two and one-half years following the initial exercise date. The October Purchase Agreement contains customary representations and warranties and agreements of the Company and the October Investors, and customary indemnification rights and obligations of the parties. Total gross proceeds from the Registered Offering, before deducting the placement agent's fees and other estimated offering expenses, was $1.3 million. The Registered Offering closed on October 3, 2022.

In the “Concurrent Private Placement Offering” the Company issued (i) Series 2 Warrants to purchase up to an aggregate of 260,000 shares of “Series 2 Warrant Shares”, and (ii) 13,000 shares of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $0.001 per share. The Series B Preferred Stock had super voting rights on the approval of the 2022 Reverse Stock Split (as defined herein) equal to 10,000,000 votes per share of Series B Preferred Stock. The voting rights of the Series B Preferred Stock were established in order to maintain the Company’s NYSE American listing by raising the average minimum bid price of the common stock to over $0.20 for 30 consecutive trading days. Upon the effectiveness of the Certificate of Amendment, the outstanding shares of Series B Preferred Stock were automatically transferred to the Company and cancelled for no consideration with no action on behalf of the holders thereof and such shares resumed the status of authorized but unissued shares of preferred stock and were no longer designated as shares of Series B Stock.

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarizes the October Warrants for the year ended December 31, 2022:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2021	—	$—	—	$—
Granted	520,000	$5.50	2.5	5,200
Outstanding and exercisable as of December 31, 2022	520,000	$5.50	2.5	$5,200

Note 7. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 19,417 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant.  The 2020 Plan was subsequently amended in April 2021 to increase the maximum aggregate number of shares of Common Stock which may be issued to participants under the 2020 Plan to 93,366 shares.

Furthermore, the Company maintains its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of incentive units (the “Incentive Units”), including VARs. The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 13,989.

During the years ended December 31, 2022 and 2021, stock-based compensation expenses were as follows:

	Year Ended December 31,
	2022	2021
General and administrative value appreciation right awards	$1,871	$42,668
Research and development value appreciation right awards	—	1,654
General and administrative stock options	754,596	87,467
Research and development stock options	162,892	504,304
General and administrative restricted stock units	129,954	—
	$1,049,313	$636,093

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.  At December 31, 2022 and 2021, Incentive Units outstanding under the 2019 Plan were 4,546 and 7,190 units, respectively.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of VARs issued and outstanding as of December 31, 2022 and 2021, respectively:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2021	7,190	$0.50	$136,038	7.6
Exercised	(1,587)	$0.50		-
Forfeited	(1,058)	$0.50		-
Outstanding as of December 31, 2022	4,546	$0.50	$5,682	6.5

Value appreciation right awards vested and exercisable at December 31, 2022	2,883	$0.50	$3,604	6.5

No VARs were cancelled or forfeited during the year ended December 31, 2021. 1,058 VARS were forfeited during the year ended December 31, 2022 as a result of Zachary Rome’s resignation.

As of December 31, 2022, the unrecognized compensation costs were approximately $0.01 million, which will be recognized over an estimated weighted-average amortization period of 1.1 years.

Stock Options

During the year ended December 31, 2022, the Company granted 36,480 options to purchase shares of the Company’s common stock to employees and board members. The following is a summary of the options outstanding as of December 31, 2022 and 2021, respectively:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2021	53,930	$54.50	9.6	—
Granted	36,480	15.00
Forfeited	(777)	143.50	-
Outstanding at December 31, 2022	89,633	$38.00	9.1	$306
Exercisable at December 31, 2022	23,056	$56.96	8.5	$—

There were no options canceled during the years ended December 31, 2022 and 2021, respectively.  There were no forfeitures during the year ended December 31, 2021.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - December 31, 2022 and 2021	316	$3,763.55	0.4	$—

Legacy BioPharmX warrants - December 31, 2021	4,280	$4,360.50	1.8	$—
Expired	(2,253)	$4,280.06	—	—
Legacy BioPharmX warrants - December 31, 2022	2,027	$5,250.00	1.8	$—

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

The following are the key assumptions used to estimate the fair value of the stock options granted during the years ended December 31, 2022 and 2021, respectively:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Expected life	5-7 years	5-7 years
Expected volatility	73.45%-78.71%	70.6%-73.3%
Risk-free interest rate	2.79% -3.98%	0.79% - 1.40%
Expected dividend yield	—	—

As of December 31, 2022, the unrecognized compensation costs related to stock options were approximately $0.5 million, which will be recognized over an estimated weighted-average amortization period of 0.9 years.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Stock Units

During the year ended December 31, 2022, the Company granted restricted stock units to the independent members of the Company’s board of directors. The following is a summary of the restricted stock units outstanding as of December 31, 2022:

			Weighted
	Shares		Average
	Underlying		Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock Units	Fair Value	Term (Years)	Value
Outstanding at December 31, 2021	—	$—	—	$—
Granted	9,000	$15.35	1.0	139,500
Vested	(6,000)	$15.35	—	$—
Unvested at December 31, 2022	3,000	$15.35	0.2	$—

As of December 31, 2022, the unrecognized compensation costs related to restricted stock units were approximately $0.008 million, which will be recognized over an estimated weighted-average amortization period of 0.2 years.

Note 8. Income taxes

The components of earnings before income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Income (loss) before income taxes:
Domestic	$(19,430,040)	$(10,282,676)
Foreign	58,190	(386,712)
	$(19,371,850)	$(10,669,388)

The provision for income taxes for the years ended December 31, 2022 and 2021, were  as follows:

	December 31, 2022	December 31, 2021
Current:
U.S. Federal	$—	$—
U.S. State	7,600	7,600
Total current tax expense	7,600	7,600
Deferred:
U.S. Federal	—	—
U.S. State	—	—
Foreign	—	(37,842)
Total deferred expense (benefit)	—	(37,842)
Total provision (benefit) for income taxes	$7,600	$(30,242)

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.4%	6.0%
Foreign rate differential	0.0%	0.7%
Permanent Items	(0.9)%	(1.0)%
Other	—%	(2.8)%
Change in valuation allowance	(25.6)%	(23.6)%
Income taxes provision (benefit)	(0.04)%	0.3%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets and liabilities consist of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss	$29,179,852	$27,298,015
Research and development credits	1,374,264	1,374,264
IRC §174 R&D capitalized expenses	2,185,759	—
Intangible assets	4,041,612	3,254,079
Asset retirement obligation	39,203	—
Impairment Loss	20,296	20,296
Stock compensation	381,803	323,486
Deferred lease liability	86,547	173,528
Other	11,329	—
Total deferred income tax assets	37,320,665	32,443,668
Less: Valuation allowance	(37,237,362)	(32,276,429)
Deferred tax assets, net	83,303	167,239

Deferred income tax liabilities:
Deferred lease assets	(82,569)	(166,947)
Other	(734)	(292)
Total deferred income tax liabilities	(83,303)	(167,239)

Deferred tax, net	$—	$—

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $37.2. million and  $32.3 million, respectively.

Prior to the acquisition of BioPharmX on May 18, 2020, the Company was treated as a partnership for the federal and state income tax purposes.

As of December 31, 2022, the Company had federal net operating loss (“NOL”) carryforwards of approximately $101.1 million (including $80.4 million of NOL’s acquired from BioPharmX), $71.3 million of California net operating loss, and a $23.6 million New Jersey net operating loss, available to reduce future taxable income, if any, for federal and state income tax purposes. The federal NOL will be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2040. As of December 31, 2022, the Company has research and development credit carryforwards of

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

approximately $0.65 million and California research and development credit carryforwards of approximately $0.73 acquired from BioPharmX available to reduce future taxable income subject to expiration.

Under the Internal Revenue Code (“IRC”) Section 382, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of December 31, 2022. The Company has no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). Under the Tax Act, federal NOLs generated after December 31, 2017, are carried forward indefinitely for U.S. federal income tax purposes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law, and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, including, permitting net operating losses, or NOLs, carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act provides other reliefs and stimulus measures.  The Company has evaluated the impact of the CARES Act, and do not expect that any provision of the CARES Act would result in a material cash benefit to the Company  or have a material impact on the Company’s financial statements or internal controls over financial reporting.

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the year ended December 31, 2022 and 2021.

The Company files income tax returns in the U.S. federal jurisdiction and several states. Given that the company has incurred tax losses in most years since its inception, all of the Company’s tax years are effectively open to examination.

Note 9. Commitments and contingencies

Leases

In connection with the Merger of BioPharmX, the Company acquired a lease and corresponding sublease for the BioPharmX facility in San Jose, California. The sublease is to be used for general office and research laboratory purposes, has an effective date of February 1, 2020, and has a lease term of 4 years which expires on December 30, 2023. The lease expense was significantly reduced by the payments received in connection with the sublease. The lessee defaulted on their lease obligation in the fourth quarter of 2022 due to significant financial difficulties.  The Company is working with the landlord to attempt to resolve the situation.

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Operating leases:
Operating lease cost	$396,570	$383,558
Variable lease cost	111,617	108,071
Operating lease expense	$508,187	$491,629
Lease income - sub lease	(402,486)	(424,759)
Net rent expense	$105,701	$66,870

Other information:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Operating cash flows - operating leases	$406,506	$368,050
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$122,809
Weighted-average remaining lease term – operating leases	1.0	1.9
Weighted-average discount rate – operating leases	14.7%	14.1%

As of December 31, 2022, future minimum payments for the lease are as follows:

Operating
Leases
Remaining Months in Year Ended December 31, 2022	$—
Year Ended December 31, 2023	$357,599
Total	$357,599
Less present value discount	(26,447)
Operating lease liabilities	$331,152

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

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10. Related party transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019 and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The former Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. As of December 31, 2022 and 2021, respectively, Patagonia owns no shares and 1 share of the Company’s common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. Our former  Chief Operating Officer, Executive Vice President and Secretary is a partner of TardiMed.  Our  Chief Financial Officer and Executive Vice President of the Company was  also a former partner of TardiMed. As of December 31, 2022 and December 31, 2021, TardiMed holds 62,181 and 108,750 shares of common stock, respectively. Such shares represented less than 5% of the total voting shares outstanding at December 31, 2022 and 20% of the total voting shares outstanding at December 31, 2021. The Company reimbursed TardiMed $99,569 for management fees and reimbursed expenses for the year ended December 31, 2021. There were no payments made to TardiMed for the year ended December 31, 2022.

On March 4, 2022, Zachary Rome stepped down from his positions as the Chief Operating Officer and Executive Vice-President of the Company. As a result of his resignation, Mr. Rome (i) was entitled to 1,587 shares of common stock underlying vested VARs, or $22,528, at the Company’s election, and (ii) forfeited 1,058 VARs. Mr. Rome no longer serves on the Company’s Board of Directors.  On March 4, 2022, Mr. Rome received 1,194 shares of common stock net upon exercise of the VARs after tax withholding.

Note 11. Subsequent events

The Company has evaluated its subsequent events from December 31, 2022 through the date these consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these consolidated financial statements other than the items noted below.

The Company has entered into a lease for a 5,281 square foot office space at 3 Mountain View Road, Warren, New Jersey on February 8, 2023.  This lease expires on February 28, 2028. The current monthly rent at this location is $8,801.67.  Pursuant to the terms of the lease, the Company has an option to terminate the lease effective as of the completion of the thirty-seventh full calendar month of the lease term, provided that certain conditions are met.

The Company also leases an 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California. This lease expires in December 2023. On February 17, 2020, the Company executed a sublease agreement covering the entire space for the remaining term of the lease. The current monthly rent at this location is $37,710, which includes common area maintenance charges.  The sublessee unexpectedly ceased making sublease payments in the fourth quarter of 2022 due substantial financial difficulties.  The Company has been working with the owner of the property to market the location. The sublessee has been found to have made multiple alterations to the location without permits or the lessor’s approval and the Company has received an estimate for repairs to the existing space and possible costs to clean the location that will approximate $150,000.  This amount is recorded in accrued expenses at December 31, 2022, as an asset retirement obligation.

Subsequent to December 31, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,113 shares of common stock were issued to TardiMed.