Form 10-Q
period 2023-03-31
Timber Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-37411

TIMBER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3843182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Mountainview Road, Suite 100
Warren, NJ 07059
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May [ ], 2023
Common Stock, $0.001 par value	3,044,484

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash	$5,175,484	$9,080,426
Prepaid research and development	204,443	525,532
Other current assets	116,162	207,171
Total current assets	5,496,089	9,813,129
Deposits	145,137	127,534
Property and equipment, net	20,047	19,373
Right of use asset	615,437	315,932
Total assets	$6,276,710	$10,275,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,014,289	$1,350,793
Accrued expenses	1,576,229	1,609,535
Lease liability, current portion	327,266	331,152
Short-term milestone payable due to Patagonia Pharmaceuticals LLC	1,750,000	1,750,000
Total current liabilities	4,667,784	5,041,480
Lease liability	298,164	—
Total liabilities	4,965,948	5,041,480

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.001; 450,000,000 shares authorized; 3,007,635 shares issued and outstanding as of March 31, 2023, and 2,969,272 shares issued and outstanding as of December 31, 2022	148,392	148,354
Additional paid-in capital	53,487,614	53,350,126
Accumulated deficit	(52,325,244)	(48,263,992)
Total stockholders' equity	1,310,762	5,234,488
Total liabilities and stockholders' equity	$6,276,710	$10,275,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2023	2022

Grant revenue	$—	$83,177

Operating costs and expenses
Research and development	2,365,751	1,518,959
Selling, general and administrative	1,634,679	1,702,395
Total operating expenses	4,000,430	3,221,354
Loss from operations	(4,000,430)	(3,138,177)
Other income (expense)
Interest expense	(62,977)	(54,252)
Other income	—	75,000
Forgiveness of PPP loan	—	37,772
Gain on foreign currency exchange	2,155	6,262
Total other income (expense)	(60,822)	64,783
Net loss and comprehensive loss	(4,061,252)	(3,073,394)
Net loss attributable to common stockholders	$(4,061,252)	$(3,073,394)
Basic and diluted net loss per share attributable to common stockholders	$(1.32)	$(2.41)
Basic and diluted weighted average number of shares outstanding	3,077,993	1,272,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

For the Three Months Ended March 31, 2023

							Total
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	—	$—	2,969,272	$148,354	$53,350,126	$(48,263,992)	$5,234,488
Stock-based compensation	—	—	2,250	2	137,524	—	137,526
Exercise of TardiMed Warrants	—	—	36,113	36	(36)	—	—
Net loss	—	—	—	—	—	(4,061,252)	(4,061,252)
Balance at March 31, 2023	—	$—	3,007,635	$148,392	$53,487,614	$(52,325,244)	$1,310,762

For the Three Months Ended March 31, 2022

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at January 1, 2022	—	$—	1,272,383	$63,619	$42,087,719	$(28,884,542)	$13,266,796
Stock-based compensation	—	—	—	—	368,282	—	368,282
Exercise of VARs	—	—	1,194	597	(5,379)	—	(4,782)
Net loss	—	—	—	—	—	(3,073,394)	(3,073,394)
Balance at March 31, 2022	—	$—	1,273,577	$64,216	$42,450,622	$(31,957,936)	$10,556,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,061,252)	$(3,073,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	137,526	368,282
Amortization of right of use assets	86,177	76,550
Depreciation	1,287	787
Forgiveness of PPP loan	—	(37,772)
Non-cash interest on redeemable preferred stock	—	54,252
Changes in assets and liabilities:
Prepaid research and development	321,087	4,397
Other current assets	91,011	94,614
Deposits	(17,603)	—
Accounts payable	(336,506)	(134,538)
Accrued expenses	(33,307)	(222,043)
Lease liability	(91,401)	(75,882)
Net cash used in operating activities	(3,902,981)	(2,944,747)

Cash flows from investing activities
Purchase of property and equipment	(1,961)	(3,519)
Net cash used in investing activities	(1,961)	(3,519)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(3,904,942)	(2,948,266)
Cash, beginning of period	9,080,426	16,808,539
Cash, end of period	$5,175,484	$13,860,273

Non-cash investing and financing activities:
Cashless exercise of VARs	$—	$60

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8 of Part II, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Merger Agreement

On May 18, 2020, BioPharmX Corporation (“BioPharmX”) completed its business combination with Timber Pharmaceuticals LLC, a Delaware limited liability company (“Timber Sub”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020 by and among BioPharmX, Timber Sub and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of BioPharmX (“Merger Sub”), as amended on March 24, 2020 and subsequently amended on April 27, 2020 as amended (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, BioPharmX effected a reverse stock split of the shares of common stock at a ratio of 1-for-12 (the “2020 Reverse Stock Split”). Following the completion of the Merger, BioPharmX changed its name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of the Company.

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

In connection with the Merger Agreement, on March 27, 2022, Timber Sub and BioPharmX entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which Timber Sub issued to the Investors shares of Timber units immediately prior to the Merger and we issued to the Investors warrants to purchase shares of common stock on the tenth trading day following the consummation of the Merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $25 million.  We issued to the Investors 167,695 Series A Warrants to purchase shares of common stock (“Series A Warrants”) and 140,844 Series B Warrants to purchase shares of common stock (“Series B Warrants”).  The Series A Warrants have a 5-year term and an exercise price of $2.7953, subject to the number of shares and exercise price being reset based on our stock price after the Merger. The Series A Warrants were initially exercisable into 167,695 shares of common stock, subject to certain adjustments.  The Series B Warrants had an exercise price per share of $0.05, were exercisable upon issuance and were initially convertible into 140,844 shares of common stock in the aggregate.

In addition, pursuant to the terms of the Securities Purchase Agreement, the Company issued to the Investors, on May 22, 2020, warrants to purchase 8,275 shares of common stock (the “Bridge Warrants”) which originally had an exercise price of $111.81 per share.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $58.00 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i)  June 2, 2025, and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of March 31, 2023, the Series A Warrants are exercisable for 334,036 shares of common stock in the aggregate.

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

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $111.81 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 8,275 shares of common stock in the aggregate.  As a result of the November 2021 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $15.50 per share.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering (as defined below) less the Black Scholes value of the common warrants issued in the August 2022 Offering, or $1.00 per share.  As of March 31, 2023 and December 31, 2022, the Bridge Warrants are excerciseable for 8,275 shares of common stock in the aggregate.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a November Warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying November Warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance. No November Warrants have been exercised as of March 31, 2023, or December 31, 2022, respectively.

August 2022 Offering

On March 1, 2022, the Company entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with Wainwright, pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering  of the Company’s common stock, par value $0.001 per share.

On August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of common stock (the “August Warrants”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and may be exercised at any time until all of the pre-funded warrants are exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded warrants were exercised, and none remain outstanding. On August 8, 2022, 24,000 August Warrants were exercised. As of March 31, 2023, 1,309,333 August Warrants have not been exercised.

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

Special Meeting and 2022 Reverse Stock Split

On November 7, 2022, the Special Meeting, the stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse split of the common stock at a specific ratio, ranging from one-for-twenty-five to one-for-fifty, at any time prior to the first anniversary date of the Special Meeting (the “2022 Reverse Stock Split”), with the exact ratio to be determined by the Board of Directors of the Company (the “Board”). The Board had previously approved the reverse split at a ratio of one-for-fifty on October 27, 2022, subject to obtaining stockholder approval.

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

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable.  The Company had an accumulated deficit of approximately $52.3 million at March 31, 2023, a net loss of approximately $4.1 million, and approximately $3.9 million of net cash used in operating activities for the three months ended March 31, 2023.  As of March 31, 2023, the Company had cash of approximately $5.2 million.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company's current plans, which are subject to change, management believes there is substantial doubt about the Company's ability to continue as a going concern. The Company's existing cash and cash equivalents as of March 31, 2023, were sufficient only to satisfy our operating cash needs through the second quarter of 2023.  Thus, the Company’s current cash on hand at March 31, 2023, was potentially not sufficient to satisfy our operating cash needs for the twelve months from the filing of this Quarterly Report on Form 10-Q.

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

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2023, or for any future interim period. The unaudited condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior years to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market mutual funds. The Company had no cash equivalents as of  March 31, 2023 and December 31, 2022, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful life on a straight-line basis as follows:

Furniture - 7 years

Computer Equipment - 3 years

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

As of March 31, 2023, and December 31, 2022, the recorded values of prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments.

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

Revenue Recognition

The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2022 had been from a grant. When grant funds are received after costs have been incurred, the Company records grant revenue upon the receipt of cash.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options. The Company expenses stock-based compensation to employees, non-employees and members of the Board over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual’s role at the Company.

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

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.0001 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed. On October 26, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,166 shares of common stock were issued to TardiMed.  On January 3, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,110 shares of common stock were issued to TardiMed.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock. As of March 31, 2023, the TardiMed Warrant was exercisable for 72,435 shares of common stock.

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

The basic and diluted net loss amounts are the same for the three months ended March 31, 2023 and 2022, respectively, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares that were issuable upon conversion of the Series A Preferred Stock prior to the Warrant Exchange were calculated using the if-converted method.

As a result of the 2022 Reverse Stock Split, the Company has retroactively restated the basic and diluted weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended March 31,
	2023	2022
Basic and diluted loss per share:
Net (loss) income	$(4,061,252)	$(3,073,394)
Net (loss) income attributable to common stockholders	$(4,061,252)	$(3,073,394)

Basic and diluted weighted average number of shares outstanding	3,077,993	1,272,754

Basic and Diluted net (loss) per share attributable to common stockholders	$(1.32)	$(2.41)

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Securities that could potentially dilute income per share in the future were not included in the computation of diluted loss per share for the three-month periods ended March 31, 2023, and 2022, respectively, because their inclusion would be anti-dilutive are as follows (unaudited):

	March 31,
	2023	2022
Series A warrants	334,036	334,036
Bridge warrants	8,275	8,275
Value appreciation rights	4,546	4,546
Options to purchase common stock	89,632	53,153
Series A preferred stock (if converted)	—	2,337
Legacy stock options	316	316
Legacy warrants	2,027	4,235
Warrants issued in the November 2021 Financing	539,063	539,063
Warrants issued in the August 2022 Financing	1,309,333	—
Warrants issued with October 2022 Financing	520,000	—
Restricted Stock Units	750	—
	2,807,978	945,960

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

The Company made no state income tax payments during the three-month periods ended March 31, 2023 and 2022, respectively.

Recent accounting pronouncements

The Company did  adopt any new Accounting Standard Updates during the quarter ended  March 31, 2023.

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

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The first regulatory and commercial milestone was reached in June 2022, and as such the first $4.0 million milestone payment was accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2022, because the potential regulatory and commercial milestones were not considered probable.  No additional milestone payments were accrued at March 31, 2023, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, the Company entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia extended the time for the Company’s payment of the first milestone payment, which became payable upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment became payable by the Company in two tranches, with $2.25 million due on September 1, 2022, and $1.75 million plus an additional $0.315 million for interest for a total of $2.065 million due on September 1, 2023. Further, the Company granted Patagonia a security interest in TMB-001 and certain other assets.  The first milestone payment tranche was made on September 1, 2022.  The Company is accreting interest on the second tranche.  Interest of $62,977 was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the three-month period ended March 31, 2023.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 26, 2019, the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and therefore no milestone payments have been accrued at March 31, 2023 and December 31, 2022, respectively.

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

On April 4, 2022, Nobelpharma America LLC (“Nobelpharma”) announced that the FDA had approved HYFTOR™ (sirolimus topical gel) 0.2% as the first topical treatment indicated for facial angiofibromas associated with tuberous sclerosis complex in adults and children six (6) years of age or older. Nobelpharma’s formulation has orphan drug status for this indication. As Pascomer was intended for treatment of the same indication, the Company determined not to proceed with a pivotal Phase 3 clinical trial of Pascomer in facial angiofibromas at this time, but instead may evaluate potential strategic opportunities for the asset in markets outside of the U.S. and/or other indications.

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

Other

The Company disbursed approximately $2.23 million for a prepaid CRO payment for the start of its Phase 3 ASCEND study evaluating TMB-001 in congenital ichthyosis in April 2022. Approximately $116,000 of this payment remains in prepaid research and development at  March 31, 2023.

Note 4. Accrued Expenses

As of March 31, 2023, and December 31, 2022, the Company’s accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Research and development	$531,040	$436,128
Professional fees	249,510	192,108
Personnel expenses	217,501	680,181
Accrued interest on Patagonia milestone payable	182,842	119,865
Asset Retirement Obligation for former BioPharmX location	150,000	150,000
Franchise tax payable	163,408	—
Other	81,928	31,253
Total	$1,576,229	$1,609,535

Note 5. Stockholder’s Equity

The Company entered into a Merger Agreement with BioPharmX and effective May 18, 2020, the Company converted its common and preferred units into shares of common and preferred stock (see Note 1).

2022 Reverse Stock Split

On November 7, 2022, at a special meeting of stockholders (the “Special Meeting”), the holders of a majority of the Company’s outstanding shares of common stock and Series B Mirroring Preferred Stock approved the reverse stock split proposal and gave the Board discretionary authority to select a ratio for the split from 1-for-25 to 1-for-50. The Board approved the reverse split at a ratio of 1-for-50 on October 27, 2022, subject to stockholder approval.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On May 18, 2020, pursuant to the Merger Agreement, 83,733 shares of common stock were issued to the investors of the $20 million private placement financing (See Note 1), with aggregate net proceeds received totaled $17.5 million and to settle the $5 million Bridge Notes.

On November 2, 2021, the Company entered into an underwriting agreement with Wainwright as representative of the several underwriters named in Schedule I thereto, relating to the public offering, issuance and sale of 426,500 shares of our common stock and, to certain investors, pre-funded warrants to purchase 42,250 shares of common stock, and accompanying warrants to purchase up to an aggregate of 468,750 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants were immediately exercisable and were exercised in full on November 5, 2021. The warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance.

Wainwright also exercised its over-allotment option, pursuant to the underwriting agreement, to purchase an additional 70,313 shares of common stock and 70,313 warrants to purchase common stock at the public offering price per share and per warrant less the underwriters’ discounts and commissions. After giving effect to the sale of 70,313 additional shares pursuant to the exercise of the option that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering increased to 539,063, together with warrants to purchase up to 539,063 shares of common stock issued at the closing on November 5, 2021. No warrants have been exercised as of March 31, 2023 or December 31, 2022, respectively.

Series A Warrants

The following is a summary of the Series A Warrants outstanding as of March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	334,306	$58.00	2.4	—
Outstanding and exercisable as of March 31, 2023	334,306	$58.00	2.2	$—

Bridge Warrants

The following table summarizes the Company’s Bridge Warrants for the three months ended March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	8,275	$1.00	2.4	$6,206
Outstanding and exercisable as of March 31, 2023	8,275	$1.00	2.1	$5,793

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

No November Warrants have been exercised as of March 31, 2023, or December 31, 2022 (See Note 1).

The following table summarizes the Company’s November Warrants for the three months ended March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	539,063	$35.00	3.8	$—
Outstanding and exercisable as of March 31, 2023	539,063	$35.00	3.6	$—

Redeemable Series A Preferred Stock

In connection with the Merger, on May 18, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designations”) with the Secretary of State of the State of Delaware that became effective immediately.

Pursuant to the Certificate of Designations, the Company designated 2,500 shares of the Company’s previously undesignated preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock were entitled to cumulative dividends after the date of issuance at a per annum of eight percent (8.0%) of the stated value. Dividends were payable as and if declared by the Board out of amounts legally available therefore or upon a liquidation or redemption. Each share of Series A Preferred Stock was convertible at any time at the holder’s option into a number of shares of common stock (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions as specified in the Certificate of Designations) at a conversion price equal to the stated value of the Series A Preferred Stock of $1,000 (plus any accrued dividends) divided by the conversion price, or $902.70. Holders of the Series A Preferred Stock were entitled to a liquidation preference in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company. In addition, upon a Change of Control (as defined in the Certificate of Designations), the Series A Preferred Stock were redeemable for cash at the option of the holders, in whole or in part. For the year ended December 31, 2021, the Company accrued preferred dividends of 129,992 as a component of stockholder’s equity.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock.  The Company asserted that such right to redemption was limited under Delaware corporate law.  As a result of the request, the convertible Series A Preferred Stock was reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The previously outstanding shares of Series A Preferred Stock accrued dividends but as a liability and the dividends were recorded prospectively as non-cash interest expense in the Condensed Consolidated Statement of Operations until the Series A Preferred Stock held by TardiMed were redeemed.  The Company recognized no non-cash interest expense during the three months ended March 31, 2023, and $52,452 in non-cash interest expense for the three months ended March 31, 2022.  As result of the reclassification, interest was recorded in the Consolidated Statement of Operations rather than additional-paid-in-capital.

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

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed. On October 26, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,166 shares of common stock were issued to TardiMed. On January 4, 2023, 20% of the Tardimed Warrant was exercised on a cashless basis and 36,113 shares of common stock were issued to TardiMed. Subsequent to March 31, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,110 shares of common stock were issued to TardiMed.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock.

The following table summarizes the TardiMed Warrant for the three months ended March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	TardiMed Warrant	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	108,651	$0.0050	*	$189,595
Exercised	(36,216)	$0.0050	*	$—
Outstanding and exercisable as of March 31, 2023	72,435	$0.0050	*	$122,777

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

The following table summarizes the August Warrants for the three months ended March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	1,309,333	$6.00	4.9	$4,844,533
Outstanding and exercisable as of March 31, 2023	1,309,333	$6.00	4.4	$—

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

The following tables summarizes the October Warrants for the three months ended March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exerciseable as of December 31, 2022	520,000	$5.50	2.5	$5,200

Outstanding and exercisable as of March 31, 2023	520,000	$5.50	2.5	$—

Note 6. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 19,417 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. On April 20, 2021, the Board approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 41,123 to 93,366, which was approved by the Company’s stockholders on July 1, 2021. In accordance with the “evergreen” provision in the 2020 Plan, an additional 50,895 shares of common stock were automatically made available for issuance on the first day of 2022, which represents 4% of the number of shares of common stock outstanding on December 31, 2021.  As of March 31, 2023, 144,262 shares of common stock were reserved for issuance under the 2020 Plan and there are 42,674 shares available for issuance at March 31, 2023.

Furthermore, the Company maintains its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of incentive units (the “Incentive Units”), including Value Appreciation Rights ("VARs"). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 13,989. At March 31, 2023 4,546 Incentive Units were outstanding under the 2019 Plan, all comprised of VARs.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2023 and 2022, respectively, equity-based compensation expenses were as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative value appreciation right awards	$3,301	$(10,754)
General and administrative stock options	97,357	335,779
Research and development stock options	29,143	43,257
General and administrative restricted stock units	7,725	—
	$137,526	$368,282

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

During the three months ended March 31, 2023, and 2022, respectively, there were no grants of VARs. There were no forfeitures or VARs exercised during the three months ended March 31, 2023.  1,058 VARs were forfeited, and 1,587 VARs were exercised during the three months ended March 31, 2022. The following is a summary of VARs outstanding as of March 31, 2023:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2022	4,546	$0.50	$5,682	6.5
Outstanding as of March 31, 2023	4,546	$0.50	$5,455	6.3

Value appreciation right awards vested and exercisable at March 31, 2023	2,883	$0.50	$3,460	6.3

As of March 31, 2023, the unrecognized compensation costs were approximately $0.01 million, which will be recognized over an estimated weighted-average amortization period of 0.1 years.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No stock option grants were made during the three months ended March 31, 2023, and 2022, respectively.

The following is a summary of the options outstanding as of March 31, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2022	89,632	$37.37	8.9	$306

Outstanding at March 31, 2023	89,632	$37.37	8.6	$216

Exercisable at March 31, 2023	27,462	$55.95	8.3	$—

As of March 31, 2023, the unrecognized compensation costs related to stock options were approximately $0.4 million, which will be recognized over an estimated weighted-average amortization period of approximately 1.3 years.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - December 31, 2022	316	$3,763.55	0.4	$—
Legacy BioPharmX options - March 31, 2023	316	$3,623.63	0.1	$—

Legacy BioPharmX warrants - December 31, 2022	2,027	$5,250.00	1.8	$—
Legacy BioPharmX warrants - March 31, 2023	2,027	$5,250.00	1.6	$—

Restricted Stock Units

The Company issued no RSUs in the three-month period ended March 31, 2023. The following is a summary of the RSUs outstanding at March 31, 2023:

			Weighted
	Shares		Average
	Underlying		Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock Units	Fair Value	Term (Years)	Value
Outstanding at December 31, 2022	3,000	$15.35	0.2	$—
Vested and issued	(2,250)	$15.35	-	—
Unvested at March 31, 2023	750	$15.35	0.1	$—

Note 7. Commitments and contingencies

Leases

On February 8, 2023, the Company entered into a lease for a 5,281 square foot office space at 3 Mountainview Road, Warren, New Jersey. This lease expires on February 28, 2028. The current monthly rent at this location is $8,801.67. Pursuant to the terms of the lease, the Company has an option to terminate the lease effective as of the completion of the thirty-seventh full calendar month of the lease term, provided that certain conditions are met.

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the term was for twenty-four (24) months and expired on March 31, 2023. During the three months ended March 31, 2022, in connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of March 31, 2023.

In connection with the Merger of BioPharmX, the Company acquired a lease and corresponding sublease for the BioPharmX facility in San Jose, California. The sublease is to be used for general office and research laboratory purposes, has an effective date of February 1, 2020, and has a lease term of 4 years which expires on December 30, 2023. The lease expense significantly reduced by the payments received in connection with the sublease. The lessee defaulted on their lease obligation in the fourth quarter of 2022 due to significant financial difficulties. The Company is working with the landlord to attempt to resolve the situation, but during the three months period ended  March 31, 2023 no payments were made by the sublessee.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense were as follows:

	Three months ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating leases:
Operating lease cost	$99,896	$99,142
Variable lease cost	23,954	18,425
Operating lease expense	$123,850	$117,567
Lease income - sub lease	—	(106,761)
Net rent expense	$123,850	$10,806

Other information:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Operating cash flows - operating leases	$105,147	$98,448
Right-of-use assets obtained in exchange for operating lease liabilities	$385,682	$—
Weighted-average remaining lease term – operating leases	3.3	1.6
Weighted-average discount rate – operating leases	14.1%	14.2%

As of March 31, 2023, future minimum payments for the leases are as follows:

Operating
Leases
Remaining Months in Year Ending December 31, 2023	$327,266
Year Ended December 31, 2024	107,820
Year Ended December 31, 2025	110,461
Year Ended December 31, 2026	113,101
Year Ended December 31, 2027	115,742
Thereafter	19,364
Total	$793,754
Less: present value discount	(168,324)
Operating lease liabilities	$625,430

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

Note 8. Related Party Transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019, and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The former Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. As of March 31, 2023, and December 31, 2022, Patagonia owns no shares of the Company’s common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. Our former Chief Operating Officer, Executive Vice President and Secretary is a partner at TardiMed.  Our Chief Financial Officer, Treasurer, Secretary, and Executive Vice President of the Company was also a former partner of TardiMed. As of March 31, 2023, TardiMed holds no shares of the Company's common stock.  The Company had no reimbursements to TardiMed in the three month periods ended March 31, 2023, and 2022, respectively.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2023 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

TardiMed Warrant Exercise

On April 2, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,110 shares of common stock were issued to TardiMed. As of April 30, 2023, the TardiMed Warrant is exercisable for 36,219 shares of common stock, subject to the ownership percentage limitations set forth in the TardiMed Warrant (see Note 5).

Stock Options Granted Pursuant to the 2020 Plan

On April 15, 2023, the Company granted options to purchase an aggregate of 131,882 shares of common stock to employees, including executive officers, and directors of the Company (the “Optionees”). For each grant, 25% will vest on April 15, 2024, and the balance of the shares underlying the option will vest in equal monthly installments over the next 36 months, provided that the Optionees continue to provide Continuous Service (as defined in the 2020 Plan) to the Company as of each such vesting date. Pursuant to Section 16(a) of the Securities Exchange Act of 1934, all applicable Optionees timely filed reports of the changes in ownership with the SEC on Form 4.

RSUs Granted Pursuant to the 2020 Plan

On April 15, 2023, the Company granted an aggregate of 17,627 restricted stock units (“RSUs”) to the independent members of the Board (the “Awardees”). The RSU grant will vest in equal monthly installments over the next 12 months from the date of grant, provided that the Awardees continue to provide Continuous Service (as defined in the 2020 Plan) to the Company as of each such vesting date. The first installment will vest one month from the date of grant. Pursuant to Section 16(a) of the Securities Exchange Act of 1934, all Awardees timely filed reports of the changes in ownership with the SEC on Form 4.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. Financial Information.

Management’s Discussion and Analysis of the Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC, particularly those under “Risk Factors.”  This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

●	the outcome, costs and timing of clinical trial results for our current or future product candidates;

●	the dilutive effect of our outstanding convertible securities:

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	the volatility of the price of our common stock, par value $0.001 per share;

●	our ability to retain key executives;

●	our ability to internally develop new inventions and intellectual property;

●	the emergence and effect of competing or complementary products, including the ability of our future products to compete effectively;

●	the accuracy of our estimates regarding expenses and capital requirements

●	our ability to adequately support growth; and

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

Overview

Timber Pharmaceuticals, Inc. (“Timber”, the “Company”, “we”, “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of treatments for orphan dermatologic diseases. Our investigational therapies have proven mechanisms-of-action backed by decades of clinical experience and well-established CMC (chemistry, manufacturing and control) and safety profiles. We are initially focused on developing non-systemic treatments for rare dermatologic diseases including congenital ichthyosis (“CI”), including X-linked recessive CI, or XLRI, and autosomal recessive CI, or ARCI and other sclerotic skin diseases. Our lead late-stage program is TMB-001. TMB-003 is our earliest stage program.

TMB-001

TMB-001, a patented topical formulation of isotretinoin using our patented IPEG™ delivery system, completed its Phase 2b clinical trial (the "CONTROL study") in the fourth quarter of 2021, for the treatment of moderate to severe subtypes of CI, a group of rare genetic keratinization disorders that lead to dry, thickened, and scaling skin. This study demonstrated a clinically meaningful reduction in targeted and overall severity of CI along with a favorable safety profile. The efficacy, pharmacokinetics and safety of TMB-001 is currently being evaluated in a pivotal Phase 3 ASCEND clinical trial (the “Phase 3 ASCEND study”).  A prior Phase 1/2 study involving 19 patients with CI demonstrated safety and a signal of preliminary efficacy of TMB-001, as well as minimal systemic absorption.

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

●

TMB-001 was generally well tolerated with a similar incidence of adverse events ("AEs") across treatment groups. The most frequent AEs were local adverse effects common for such topical treatments. There were no treatment-related serious adverse events ("SAE").

On February 3, 2022, we announced the successful completion of an End-of-Phase 2 meeting with the FDA that resulted in a clear path to progress to a pivotal Phase 3 study for TMB-001. The clinical development program for TMB-001 includes a Phase 3 study with an efficacy arm and a maximum use pharmacokinetic arm as well as a smaller bridging study required to bridge to the oral reference product. Based on FDA feedback at the End-of-Phase 2 meeting, we initiated the pivotal Phase 3 ASCEND study of TMB-001 0.05% in the second quarter of 2022. The primary endpoint is the comparison of proportions of subjects with a ≥2 point change from the baseline in IGA-scaling and fissuring scores in the treatment area at 12 weeks between TMB-001 0.05% and vehicle-treated subjects. Key Secondary endpoints include looking at the proportion of patients achieving clear or almost clear skin, and patient reported outcomes (PROs) such as quality of life and itch. On June 23, 2022, we announced that the first four patients had been enrolled in the Phase 3 ASCEND study. We expect to complete enrollment of the Phase 3 ASCEND study in September of 2023 and to report top-line data on the primary endpoint early in the first quarter of 2024. Topline data for the primary efficacy endpoint is expected in the first quarter of 2024 and the complete data set, which will include an additional 12 weeks of maintenance data, is expected to be available at the end of the second quarter of 2024.

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

Merger with BioPharmX Corporation

On May 18, 2020, we completed our business combination with BioPharmX in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 28, 2020  by and among BioPharmX, Timber Pharmaceuticals, LLC, a Delaware limited liability company (“Timber Sub”) and BITI Merger, Inc., a Delaware corporation and wholly-owned subsidiary of BioPharmX (“Merger Sub”), as amended on March 24, 2020 (and as subsequently amended on April 27, 2020  as amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Timber Sub, with Timber Sub surviving as our wholly-owned subsidiary (the “Merger”). In connection with the Merger, BioPharmX effected a reverse stock split of the shares of common stock, at a ratio of 1-for-12 (the “2020 Reverse Stock Split”). Following the completion of the Merger, we changed our name to “Timber Pharmaceuticals, Inc.” and the officers and directors of Timber Sub became the officers and directors of our Company.

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

In addition, pursuant to the terms of the Securities Purchase Agreement, on May 22, 2020 we issued to the Investors warrants to purchase 8,275 shares of common stock (the “Bridge Warrants”) which had an exercise price of  $111.81 per share, which was revised to $15.50 per share as a result of the November 2021 Offering (as defined below), and subsequently revised to $1.00 per share as a result of the August 2022 Offering (as defined below).

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

On November 19, 2020, we entered into a Warrant Waiver Agreement with each of the warrant holders of the Series A Warrants and Series B Warrants (the "Warrant Waiver Agreement") which modified the terms of the original agreement and eliminated further resets. The aggregate number of Series A Warrants issued was fixed at 403,564 and the warrant exercise price was fixed at $58.00. The aggregate number of Series B Warrants was fixed at 455,336. The exercise price of the Series B Warrants remained unchanged.

In addition, certain restrictions contained in the Warrant Waiver Agreement and Securities Purchase Agreement were modified including restrictions on our ability to issue additional equity securities in connection with a financing and our ability to complete a fundamental transaction. Subject to certain restrictions detailed in the Warrant Waiver Agreement, we are now able to complete an equity financing or a fundamental transaction at any time after April 30, 2021. However, we remain restricted with respect to conducting variable rate transactions until May 18, 2023.

Further, in connection with the Warrant Waiver Agreement we agreed to immediately register 227,628 shares of common stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of March 31, 2023, 334,036 shares of common stock remain issuable upon exercise of the Series A Warrants.

Material Agreements

Asset Purchase Agreements with Patagonia Pharmaceuticals LLC (“Patagonia”)

TMB-001

On February 28, 2019, we acquired the intellectual property rights for a topical formulation of isotretinoin for the treatment of CI and identified as TMB-001, formerly PAT-001 including the IPEGTM brand, from Patagonia (the “TMB-001 Acquisition”) pursuant to an asset acquisition agreement (the “Asset Acquisition Agreement”). Zachary Rome a former member of our Board and our former Executive Vice-President and Chief Operating Officer serves as President of Patagonia and also maintains an ownership interest therein.

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. The next milestone payments relate to (i) a one-time payment of $7.0 million upon FDA approval of an NDA related to the product for the treatment of CI, or a substantially similar indication, and (ii) a one-time payment of $2.0 million upon EMA approval of an MMA related to the product for the treatment of CI, or a substantially similar indication. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the agreement. The first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product and as such a $4.0 million milestone payment was accrued at June 30, 2022. There were no further milestone payments accrued at March 31, 2022 and December 31, 2022, respectively, because the potential regulatory and commercial milestones were not considered probable.

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

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of investigational new drug application (“IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2023, and December 31, 2022, respectively.

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

Letter Agreement with TardiMed Sciences LLC (“TardiMed”)

We previously had shares of Series A Preferred Stock outstanding as to which the holder, TardiMed, had demanded redemption. Michael Derby, our former Chief Executive Officer and former Chairman of our Board is the Managing Member of TardiMed. The redemption price was equal to approximately $2.1 million in the aggregate, at December 31, 2021, including accumulated and unpaid dividends which accrue at the rate of 8% per annum. Redemption was subject to certain limitations under Delaware corporate law due to our financial condition. As a result of the call for redemption, the Series A Preferred Stock had been reclassified as a liability at December 31, 2021. Dividends continued to accrue and were recorded as non-cash interest expense in the Statement of Operations and Comprehensive Loss rather than to additional-paid-in-capital in 2022.

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

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, we have agreed to allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. As of March 31, 2023, 60% of the TardiMed Warrant has been exercised on a cashless basis and an aggregate of 108,476 shares of common stock have been issued to TardiMed.

Sublease Agreement

We currently lease an 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California. This lease expires in December 2023. On February 17, 2020, we executed a sublease agreement covering the entire space for the remaining term of the lease. The current monthly rent at this location is $37,710, which includes common area maintenance charges. The sublessee unexpectedly ceased making sublease payments in the fourth quarter of 2022 due substantial financial difficulties. We have been working with the owner of the property to market the location. The sublessee has been found to have made multiple alterations to the location without permits or the lessor’s approval and we have received an estimate for repairs to the existing space and costs to clean the location that will approximate $150,000. This amount is recorded in accrued expenses at March 31, 2023 and at December 31, 2022, respectively, as an asset retirement obligation.

Offerings

August 2022 Offering

On March 1, 2022, we entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with H.C. Wainwright & Co., LLC ("Wainwright"), pursuant to which Wainwright agreed to act as the exclusive placement agent on a reasonable best efforts basis in connection with a public offering of common stock.

On August 4, 2022, we announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of common stock (the “August Warrants”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by us. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and were exercisable at any time until all of the pre-funded warrants were exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded Warrants were exercised.

In connection with the August 2022 Offering, on August 4, 2022, we entered into securities purchase agreements (the “August Purchase Agreements”) with certain institutional investors in the August 2022 Offering. The net proceeds to us from the August 2022 Offering were approximately $6.9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the August Warrants. We intend to use the net proceeds from the August 2022 Offering for research and development, including clinical trials, working capital and general corporate purposes. As of March 31, 2023 and December 31, 2022, respectively,  1,309,333 shares of common stock remain issuable upon the exercise of the August Warrants.

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

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, we paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, we received net proceeds of approximately $1.0 million. As of March 31, 2023, none of the Series 1 Warrants or Series 2 Warrants have been exercised.

40

Reverse Stock Split

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

Corporate History

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, our operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials.  We have financed our operations in the last three years with gross proceeds totaling approximately $51.6 million through capital contributions and bridge loan.

We have incurred significant operating losses since inception. For the three months ended March 31, 2023, our net loss was approximately $4.1 million.   As of March 31, 2023, we had an accumulated deficit of approximately $52.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Results of Operations

Comparison of the Three Months Ended March 31, 2023, and 2022

	Three Months Ended March 31,
	2023	2022	Change $	Change %

Grant revenue	$—	$83,177	$(83,177)	(100)%
Research and development	2,365,751	1,518,959	846,792	56%
Selling, general and administrative	1,634,679	1,702,395	(67,716)	(4)%
Loss from operations	(4,000,430)	(3,138,177)	(862,253)	27%
Interest expense	(62,977)	(54,252)	(8,726)	16%
Other income	—	75,000	(75,000)	NA %
Forgiveness of PPP loan	—	37,772	(37,772)	NA %
Gain on foreign currency exchange	2,155	6,262	(4,107)	(66)%
Net loss and comprehensive loss	(4,061,252)	(3,073,394)	(987,858)	32%
Net loss attributable to common stockholders	$(4,061,252)	$(3,073,394)	$(987,858)	32%

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

During the three months ended March 31, 2023, and 2022, we recognized no revenues and revenue of approximately $0.1 million respectively, from the Grant.

Operating Costs and Expenses

Research and Development Expense

During the three months ended March 31, 2023, and 2022, research and development expenses were approximately $2.4 and $1.5 million, respectively.  The increase in research and development expenses of approximately $.9 million is primarily related to $0.8 million of increased expenses associated with the Phase 3 clinical trial of TMB-001 such as CRO direct and pass-through expenses and $0.1 million of increased payroll costs as two additional research and development personnel were added after the first quarter of 2022.  Research and development expenses are expected to continue to increase in 2023 as a result of the Phase 3 ASCEND study for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

For the three months ended March 31, 2023, general and administrative expenses were approximately $1.6 million compared to $1.7 million for the three months ended March 31, 2022.  General and administrative expenses decreased approximately $0.1 million due to an approximately $0.2 million reduction in stock compensation expense due the acceleration of stock options vesting that occurred in March 2022 for our former Chief Operating Officer, a reduction in legal fees of approximately $0.1 million in the first quarter of 2023 compared to the first quarter of 2022,  offset by an increase in lease expense of $0.1 million in the first quarter of 2023 due to the default of our sublessee at the former BioPharmX location in California and an increase in market research expense of approximately $0.1 million in the first quarter of 2023 which did not occur in the first quarter of 2022.

Other Income (Expense)

For the three months ended March 31, 2023, other income (expense) of approximately $0.06 million included interest expense of approximately $0.06 million related to the milestone payable due to Patagonia Pharmaceuticals LLC for the accretion for the second tranche of the Patagonia milestone payment.  For the three months ended March 31, 2022, other income (expense) of approximately $0.07 million was comprised of interest expense of $0.05 million for interest for the Redeemable Series A Preferred Stock under redemption, a gain on the forgiveness of our PPP loan of approximately $0.04 million and other income of approximately $0.08 million for fees received from a third party for their access to review certain agreements related to BPX-01 and BPX-04.

Income Taxes

We did not record any tax expense for the three-months ended March 31, 2023 and 2022, respectively, due to our loss position and full valuation allowance.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. At March 31, 2023, we had working capital of approximately $0.8 million, which included cash of approximately $5.2 million. We reported a net loss of approximately $4.1 million during the three months ended March 31, 2023.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022

Cash provided by (used in) continuing operations:
Operating activities	$(3,902,981)	$(2,944,747)
Investing activities	(1,961)	(3,519)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(3,904,942)	$(2,948,266)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was approximately $3.9 million, which primarily consisted of our net loss of approximately $4.1 million, adjusted for non-cash expenses of approximately $0.1 million of stock-based compensation expense, amortization of our right of use assets of approximately $0.1 million, offset by the change in assets and liabilities of approximately $0.06 million, which is primarily due an decrease in prepaid expenses of approximately $0.3 million related to research and development, and an decrease in accounts payable and accrued expenses of approximately $0.4 million due to timing of payments related to research and development expenses.

For the three months ended March 31 2022, net cash used in operating activities was $2.9 million, which primarily consisted of our net loss of approximately $3.1 million, adjusted for non-cash expenses of approximately $0.4 million of stock-based compensation expense offset by the change in assets and liabilities of $0.3 million, which is primarily due an decrease in accounts payable of $0.1 million and a decrease in accrued expenses of $0.2 million and a decrease in the lease liability of $0.1 million

Investing Activities

For the three months ended March 31, 2023, and 2022, net cash used in investing activities was for purchases of laptops for employees, respectively.

Financing Activities

For the three months ended March 31, 2023, and 2022, there was no cash provided by financing activities.

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

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2023 only are sufficient to satisfy our operating cash needs into the second quarter of 2023.

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

Critical Accounting Policies and Significant Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financials statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reporting periods. On an ongoing basis, we evaluate our estimates and adjustments, including those related to research and development, accrued expenses and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

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

We estimate the fair value of stock options and VARs  using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of equity-based awards represented management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All equity-based compensation costs are recorded in general and administrative or research and development costs in the consolidated statements of operations based upon the underlying individual's role at the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal periods ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
10.1#	Lease Agreement, dated February 8, 2023, by and between Timber Pharmaceuticals, Inc. and Paulus, Sokolowski and Sartor, LLC (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 001-37411), filed with the SEC on March 31, 2023.

31.1*	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023.

31.2*	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023.

32.2**	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 12, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*Filed herewith.

**The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

#All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timber Pharmaceuticals, Inc.

Date: May 15, 2023	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)