Form 10-Q
period 2023-06-30
Timber Pharmaceuticals, Inc.
filed 2023-08-21
CIK 1504167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 16, 2023
Common Stock, $0.001 par value	3,086,489

TIMBER PHARMACEUTICALS, INC. & SUBSIDIARIES

Form 10-Q

For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,519,501	$9,080,426
Prepaid research and development	138,838	525,532
Other current assets	132,766	207,171
Total current assets	2,791,105	9,813,129
Deposits	145,137	127,534
Property and equipment, net	18,663	19,373
Right of use asset	371,308	315,932
Total assets	$3,326,213	$10,275,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,631,597	$1,350,793
Accrued expenses	2,020,571	1,609,535
Lease liability, current portion	222,336	331,152
Short-term milestone payable due to Patagonia Pharmaceuticals LLC	1,750,000	1,750,000
Total current liabilities	5,624,504	5,041,480
Lease liability	322,793	—
Total liabilities	5,947,297	5,041,480

Commitments and contingencies (Note 7)

Stockholders' (deficit) equity
Preferred stock par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.001; 450,000,000 shares authorized; 3,047,431 shares issued and outstanding as of June 30, 2023, and 2,969,272 shares issued and outstanding as of December 31, 2022	148,432	148,354
Additional paid-in capital	53,619,078	53,350,126
Accumulated deficit	(56,388,594)	(48,263,992)
Total stockholders' (deficit) equity	(2,621,084)	5,234,488
Total liabilities and stockholders' (deficit) equity	$3,326,213	$10,275,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Grant revenue	$—	$—	$—	$83,177

Operating costs and expenses
Research and development	2,471,221	3,891,500	4,836,972	5,410,459
Milestone expense for Patagonia Pharmaceuticals, LLC	—	4,000,000	—	4,000,000
Selling, general and administrative	1,370,111	1,512,343	3,004,790	3,214,738
Impairment charge for right of use asset	157,421	—	157,421	—
Total operating expenses	3,998,753	9,403,843	7,999,183	12,625,197
Loss from operations	(3,998,753)	(9,403,843)	(7,999,183)	(12,542,020)

Other income (expense)
Interest expense	(65,098)	(42,077)	(128,075)	(96,328)
Interest income	13,836	—	13,836	—
Other income	—	—	—	75,000
Forgiveness of PPP loan	—	—	—	37,772
Gain (loss) on foreign currency exchange	(13,335)	(50,076)	(11,180)	(43,814)
Total other income (expense)	(64,597)	(92,153)	(125,419)	(27,370)
Net loss and comprehensive loss	(4,063,350)	(9,495,996)	(8,124,602)	(12,569,390)
Net loss attributable to common stockholders	$(4,063,350)	$(9,495,996)	$(8,124,602)	$(12,569,390)
Basic and diluted net loss per share attributable to common stockholders	$(1.32)	$(7.45)	$(2.65)	$(9.87)
Basic and diluted weighted average number of shares outstanding	3,081,110	1,274,632	3,061,594	1,273,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)

For the Three Months Ended June 30, 2023

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at April 1, 2023	3,007,635	$148,392	$53,487,614	$(52,325,244)	$1,310,762
Stock-based compensation	3,686	4	131,500	—	131,504
Exercise of TardiMed Warrants	36,110	36	(36)	—	—
Net loss	—	—	—	(4,063,350)	(4,063,350)
Balance at June 30, 2023	3,047,431	$148,432	$53,619,078	$(56,388,594)	$(2,621,084)

For the Three Months Ended June 30, 2022

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at April 1, 2022	1,273,577	$64,216	$42,450,622	$(31,957,936)	10,556,901
Stock-based compensation	1,500	75	283,852	—	283,927
Tax effect of net settlement of VARs	—	(537)	5,319	—	4,782
Net loss	—	—	—	(9,495,996)	(9,495,996)
Balance at June 30, 2022	1,275,077	$63,754	$42,739,793	$(41,453,932)	1,349,615

For the Six Months Ended June 30, 2023

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	2,969,272	$148,354	$53,350,126	$(48,263,992)	$5,234,488
Stock-based compensation	5,936	6	269,024	—	269,030
Exercise of TardiMed Warrants	72,223	72	(72)	—	—
Net loss	—	—	—	(8,124,602)	(8,124,602)
Balance at June 30, 2023	3,047,431	$148,432	$53,619,078	$(56,388,594)	$(2,621,084)

For the Six Months Ended June 30, 2022

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit	Stockholder's Equity
Balance at January 1, 2022	1,272,383	$63,619	$42,087,719	$(28,884,542)	$13,266,796
Stock-based compensation	1,500	75	652,134	—	652,209
Exercise of VARs	1,194	60	(60)	—	—
Net loss	—	—	—	(12,569,390)	(12,569,390)
Balance at June 30, 2022	1,275,077	$63,754	$42,739,793	$(41,453,932)	$1,349,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Timber Pharmaceuticals, Inc. & Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,124,602)	$(12,569,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	269,030	652,209
Impairment charge for right of use asset	157,421	—
Amortization of right of use assets	172,885	155,800
Depreciation	2,670	1,793
Forgiveness of PPP loan	—	(37,772)
Non-cash interest on redeemable preferred stock	—	96,328
Long-term milestone payable due to Patagonia Pharmaceuticals, LLC	—	1,750,000
Changes in assets and liabilities:
Prepaid research and development	386,693	(701,434)
Other current assets	74,405	6,864
Deposits	(17,603)	—
Accounts payable	280,802	(532,997)
Accrued expenses	411,035	558,411
Lease liability	(171,701)	(158,676)
Current milestone payable due to Patagonia Pharmaceuticals LLC	—	2,250,000
Net cash used in operating activities	(6,558,965)	(8,528,864)

Cash flows from investing activities
Purchase of property and equipment	(1,960)	(5,947)
Net cash used in investing activities	(1,960)	(5,947)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Net decrease in cash	(6,560,925)	(8,534,811)
Cash, beginning of period	9,080,426	16,808,539
Cash, end of period	$2,519,501	$8,273,728

Non-cash investing and financing activities:
Long-term milestone payable to Patagonia Pharmaceuticals LLC	$—	$1,750,000
Cashless exercise of VARs	$—	$60

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Investor Warrants

Series A Warrants

The Series A Warrants have an exercise price of $58.00 per share, were exercisable upon issuance and will expire on the day following the later to occur of (i)  June 2, 2025, and (ii) the date on which the Series A Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. As of June 30, 2023, the Series A Warrants are exercisable for 334,036 shares of common stock in the aggregate.

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

Further, the Series A Warrants provide that, in the event that the Company does not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series A Warrant, then unless the holder elects to void such attempted exercise, the holder may require the Company to pay an amount equal to the product of (i) the number of shares that the Company is unable to deliver and (ii) the highest volume-weighted average price of a share of common stock as quoted on The NYSE American, LLC ("NYSE American") during the period beginning on the date of such attempted exercise and ending on the date that the Company makes the applicable payment.

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

Bridge Warrants

The Bridge Warrants were issued on May 22, 2020, to the Bridge Investors, had an exercise price of $111.81 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Bridge Warrants are exercisable for 8,275 shares of common stock in the aggregate.  As a result of the November 2021 Offering (as defined below), the exercise price of the Bridge Warrants was adjusted to $15.50 per share.  Further, the exercise price of the Bridge Warrants was reduced to the offering price per share of the August 2022 Offering (as defined below) less the Black Scholes value of the common warrants issued in the August 2022 Offering, or $1.00 per share.  As of June 30, 2023 and December 31, 2022, the Bridge Warrants are excerciseable for 8,275 shares of common stock in the aggregate.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a November Warrant to purchase one share of common stock. All of the securities sold in the offering were sold by the Company. The public offering price of each share of common stock and accompanying November Warrant was $32.00 and $31.95 for each pre-funded warrant and accompanying November Warrant. The pre-funded warrants were immediately exercisable at a price of $0.05 per share of common stock and were exercised in full on November 5, 2021. The November Warrants were immediately exercisable at a price of $35.00 per share of common stock and expire five years from the date of issuance. No November Warrants have been exercised as of June 30, 2023, or December 31, 2022, respectively.

August 2022 Offering

On March 1, 2022, the Company entered into an engagement agreement, as subsequently amended on June 30, 2022 (the “Engagement Agreement”), with Wainwright, pursuant to which Wainwright agreed to act as the Company’s exclusive placement agent on a reasonable best efforts basis in connection with a public offering  of the Company’s common stock, par value $0.001 per share.

On August 4, 2022, the Company announced the pricing of the public offering (the “August 2022 Offering”) of (i) 931,667 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 401,667 shares of common stock and (iii) common warrants to purchase up to an aggregate of 1,333,333 shares of common stock (the “August Warrants”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with an August Warrant to purchase one share of common stock. All of the securities sold in the August 2022 Offering were sold by the Company. The public offering price of each share of common stock and accompanying August Warrant was $6.00 and $5.995 for each pre-funded warrant and accompanying August Warrant. The pre-funded warrants were immediately exercisable at a price of $0.005 per share of common stock and may be exercised at any time until all of the pre-funded warrants are exercised in full. The August Warrants are immediately exercisable at a price of $6.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying August Warrants, were issued separately and were immediately separable upon issuance. The August 2022 Offering closed on August 8, 2022. All of the pre-funded warrants were exercised, and none remain outstanding. On August 8, 2022, 24,000 August Warrants were exercised. As of June 30, 2023, 1,309,333 August Warrants have not been exercised.

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

In a concurrent private placement (the “Concurrent Private Placement Offering” and, together with the Registered Offering, the “October 2022 Offerings”) the Company also agreed to issue (i) Series 2 common warrants (the “Series 2 Warrants, “and together with the Series 1 Warrants, the “Warrants”) to purchase up to an aggregate of 260,000 shares of underlying common stock (the “Series 2 Warrant Shares”), and (ii) 13,000 shares of Series B Mirroring Preferred Stock (the “Series B Preferred Stock”).

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

Other Events

On June 28, 2023, the Company received a deficiency letter (the “Deficiency Letter”) from the NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i) and (ii) of the NYSE American Company Guide. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company reported stockholders’ deficit of $1.3 million as of March 31, 2023, and losses from continuing operations and/or net losses in its four most recent fiscal years ended December 31, 2022.

In order to maintain the Company’s listing on the NYSE American, the NYSE American has requested that the Company submit a plan of compliance (the “Plan”) by July 28, 2023 addressing how the Company intends to regain compliance with Section 1003(a)(i) and (ii) of the NYSE American Company Guide by December 28, 2024.

The Company’s management submitted the Plan to the NYSE American by the July 28, 2023 deadline. If the NYSE American accepts the Company’s Plan, the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not accepted, or is accepted but the Company does not make progress consistent with the Plan during the plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.

The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.

Liquidity and Capital Resources

The Company has no product revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable.  The Company had an accumulated deficit of approximately $56.4 million at June 30, 2023, and a net loss of approximately $8.1 million for the six months ended June 30, 2023, and approximately $6.6 million of net cash used in operating activities for the six months ended June 30, 2023.  As of June 30, 2023, the Company had cash of approximately $2.5 million.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  Based on such evaluation and the Company's current plans, which are subject to change, management believes there is substantial doubt about the Company's ability to continue as a going concern. The Company's existing cash and cash equivalents as of June 30, 2023, were sufficient only to satisfy our operating cash needs into the third quarter of 2023.  Thus, the Company’s current cash on hand at June 30, 2023, was not sufficient to satisfy our operating cash needs for the twelve months from the filing of this Quarterly Report on Form 10-Q.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to maintain compliance with the NYSE American continued listing standards;

●	its ability to raise additional funds to finance its operations, including its ability to access financing or enter into potential strategic opportunities;

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

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. Further the Company intends to continue to evaluate options for a strategic transaction.  The Company is exploring ways to efficiently fund the Company including entering into non-dilutive partnerships or licensing agreements. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders.

Subsequent to June 30, 2023, in connection with the Merger Agreement (as defined below) entered into on August 20, 2023, the Company expects to enter into a bridge loan agreement with Parent (as defined below) pursuant to which Parent will loan the Company an aggregate amount of $3.0 million (the “2023 Bridge Loan”) (See Note 9).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and a short-term treasury trust fund.  The treasury trust fund invests in cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.  The Company started investing in cash equivalents in April 2023 and had cash equivalents of approximately $0.7 million as of June 30, 2023 and none at December 31, 2022, respectively.   Cash equivalents are considered Level 1 category assets as there are quoted prices in active markets for these assets.

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

Fair Value Measurement

The Company follows the accounting guidance in ASC 820, "Fair Value Measurement," for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

As of June 30, 2023, and December 31, 2022, the recorded values of prepaid expenses, accounts payable and accrued expenses, approximate the fair values due to the short-term nature of the instruments. Cash equivalents in the treasury trust fund are recorded at carrying value which approximates fair value..

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

On November 23, 2021, the Company received a request for redemption by TardiMed Sciences LLC (“TardiMed”) for the Series A Preferred Stock. The Company’s Series A Preferred Stock, was redeemable at December 31, 2021 subject to certain limitations under Delaware law, and was recorded at the redemption value of $2.1 million.  Interest had accrued on the unredeemed balance at 8.0% per annum.  The Company asserted that such right to redemption was limited under Delaware corporate law.  As a result of the request, the Series A Preferred Stock had been reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The Series A Preferred Stock continued to accrue dividends but as a liability and dividends were recorded prospectively as non-cash interest expense in the Consolidated Statement of Operations until such time as the Series A Preferred Stock was redeemed.  The Company recorded $54,252 and $96,328 in non-cash interest for the three and six-month periods ended June 30, 2022.

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

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed. On October 26, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,166 shares of common stock were issued to TardiMed.  On January 3, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,110 shares of common stock were issued to TardiMed.  On April 4, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,110 shares of common stock were issued to TardiMed. On July 7, 2023, the final 20% of the TardiMed Warrant was exercised on a cashless basis and 36,132 shares of common stock were issued to TardiMed.

As of June 30, 2023, the TardiMed Warrant was exercisable for 36,216 shares of common stock.  On July 7, 2023, the final 20% of the TardiMed Warrant was exercised on a cashless basis and 36,132 shares of common stock were issued to TardiMed.  The TardiMed warrant has been fully exercised and there will be no further shares of common stock required to be issued.

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

The basic and diluted net loss amounts are the same for the three and six months ended June 30, 2023, and 2022, respectively, as a result of the net loss and anti-dilutive impact of the potentially dilutive securities. Potentially dilutive shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, value appreciation rights, and warrants. Potentially dilutive shares that were issuable upon conversion of the Series A Preferred Stock prior to the Warrant Exchange were calculated using the if-converted method.

As a result of the 2022 Reverse Stock Split, the Company has retroactively restated the basic and diluted weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted loss per share:
Net (loss) income	$(4,063,350)	$(9,495,996)	$(8,124,602)	$(12,569,390)
Net (loss) income attributable to common stockholders	$(4,063,350)	$(9,495,996)	$(8,124,602)	$(12,569,390)

Basic and diluted weighted average number of shares outstanding	3,081,110	1,274,632	3,061,594	1,273,698
Diluted weighted average number of shares outstanding	3,081,110	1,274,632	3,061,594	1,273,698

Basic and Diluted net (loss) per share attributable to common stockholders	$(1.32)	$(7.45)	$(2.65)	$(9.87)

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Securities that could potentially dilute income per share in the future were not included in the computation of diluted loss per share for the three-month periods ended June 30, 2023, and 2022, respectively, because their inclusion would be anti-dilutive are as follows (unaudited):

	June 30,
	2023	2022
Series A warrants	334,036	334,036
Bridge warrants	8,275	8,275
Value appreciation rights	4,546	4,546
Options to purchase common stock	221,512	53,153
Series A preferred stock (if converted)	—	2,337
Legacy stock options	316	316
Legacy warrants	2,027	4,235
Warrants issued in the November 2021 Financing	539,063	539,063
Warrants issued in the August 2022 Financing	1,309,333	—
Warrants issued with October 2022 Financing	520,000	—
Restricted Stock Units	14,690	7,500
	2,953,798	953,460

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

The Company made state income tax payments of $7,600 during the three month and six month periods ended June 30, 2023 and 2022. State income tax payments are recorded in general and administrative expenses.

Recent accounting pronouncements

The Company did  adopt any new Accounting Standard Updates during the quarter ended June 30, 2023.

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

Upon closing of the TMB-001 Acquisition, the Company paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-001, with the first being $4.0 million for the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits. The Company is responsible for all development activities. The first regulatory and commercial milestone was reached in June 2022, and as such the first $4.0 million milestone payment was accrued at June 30, 2022. There were no milestone payments accrued at December 31, 2022, because the potential regulatory and commercial milestones were not considered probable.  No additional milestone payments were accrued at June 30, 2023, because the potential regulatory and commercial milestones were not considered probable.

On July 20, 2022, the Company entered into an amendment to the Asset Acquisition Agreement with Patagonia (the “Amendment”). Pursuant to the Amendment, the Company and Patagonia extended the time for the Company’s payment of the first milestone payment, which became payable upon the Company commencing patient enrollment in its Phase 3 ASCEND clinical trial in the second quarter of 2022. The first milestone payment became payable by the Company in two tranches, with $2.25 million due on September 1, 2022, and $1.75 million plus an additional $0.315 million for interest for a total of $2.065 million due on September 1, 2023. Further, the Company granted Patagonia a security interest in TMB-001 and certain other assets.  The first milestone payment tranche was made on September 1, 2022.  The Company is accreting interest on the second tranche.  Interest of $62,977 and $128,075, respectively, was recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the three-month period and six-month period ended June 30, 2023.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On June 26, 2019, the Company acquired the intellectual property rights to a locally administered formulation of Sitaxsentan for the treatment of cutaneous fibrosis and/or pigmentation disorders, and identified as TMB-003, formerly PAT-S03, from Patagonia (the “TMB-003 Acquisition”).

Upon closing of the TMB-003 Acquisition, the Company paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of an IND with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits. The Company is responsible for all development activities. The potential regulatory and commercial milestones are not yet considered probable, and therefore no milestone payments have been accrued at June 30, 2023 and December 31, 2022, respectively.

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

Other

The Company disbursed approximately $2.23 million for a prepaid CRO payment for the start of its Phase 3 ASCEND study evaluating TMB-001 in congenital ichthyosis in April 2022. Approximately $116,000 of this payment remains in prepaid research and development at  June 30, 2023.

Note 4. Accrued Expenses

As of June 30, 2023, and December 31, 2022, the Company’s accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Research and development	$775,665	$436,128
Professional fees	198,822	192,108
Personnel expenses	435,001	680,181
Accrued interest on Patagonia milestone payable	247,940	119,865
Asset Retirement Obligation for former BioPharmX location	150,000	150,000
Franchise tax payable	163,408	—
Other	49,735	31,253
Total	$2,020,571	$1,609,535

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

On May 18, 2020, pursuant to the Merger Agreement (see Note 1), 27,347 shares of common stock were issued for the acquisition of BioPharmX, with a fair value of approximately $8.4 million or $6.12 per share.

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

Wainwright also exercised its over-allotment option, pursuant to the underwriting agreement, to purchase an additional 70,313 shares of common stock and 70,313 warrants to purchase common stock at the public offering price per share and per warrant less the underwriters’ discounts and commissions. After giving effect to the sale of 70,313 additional shares pursuant to the exercise of the option that closed on November 9, 2021, the total number of shares of common stock (or common stock equivalents) sold by us in the offering increased to 539,063, together with warrants to purchase up to 539,063 shares of common stock issued at the closing on November 5, 2021. No warrants have been exercised as of June  30, 2023 or December 31, 2022, respectively.

Series A Warrants

The following is a summary of the Series A Warrants outstanding as of June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	334,306	$58.00	2.4	—
Outstanding and exercisable as of June 30, 2023	334,306	$58.00	1.9	$—

Bridge Warrants

The following table summarizes the Company’s Bridge Warrants for the six months ended June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	8,275	$1.00	2.4	$6,206
Outstanding and exercisable as of June 30, 2023	8,275	$1.00	1.9	$11,833

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

No November Warrants have been exercised as of June 30, 2023, or December 31, 2022 (See Note 1).

The following table summarizes the Company’s November Warrants for the six months ended June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	539,063	$35.00	3.8	$—
Outstanding and exercisable as of June 30, 2023	539,063	$35.00	3.4	$—

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On November 23, 2021, the Company received a request for redemption by TardiMed for the Series A Preferred Stock.  The Company asserted that such right to redemption was limited under Delaware corporate law.  As a result of the request, the convertible Series A Preferred Stock was reclassified as a liability, Redeemable Series A Preferred Stock under redemption.  The previously outstanding shares of Series A Preferred Stock accrued dividends but as a liability and the dividends were recorded prospectively as non-cash interest expense in the Condensed Consolidated Statement of Operations until the Series A Preferred Stock held by TardiMed were redeemed.  The Company recognized non-cash interest expense of $42,077 during the three months ended June 30, 2023, and $96,328 in non-cash interest expense for the six months ended June 30, 2023  As result of the reclassification, interest was recorded in the Consolidated Statement of Operations rather than additional-paid-in-capital.

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

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, the Company has agreed to  allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. On August 3, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,196 shares of common stock were issued to TardiMed. On October 26, 2022, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,166 shares of common stock were issued to TardiMed. On January 4, 2023, 20% of the Tardimed Warrant was exercised on a cashless basis and 36,113 shares of common stock were issued to TardiMed. On April 4, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,110 shares of common stock were issued to TardiMed. On July 7, 2023, the final 20% of the TardiMed Warrant was exercised on a cashless basis and 36,132 shares of common stock were issued to TardiMed.  The TardiMed Warrant has been fully exercised and there will be no further shares of common stock required to be issued.

Pursuant to the Letter Agreement, TardiMed released and discharged the Company and its affiliates from any and all claims, rights, demands, actions, suits, causes of action, liabilities, obligations, damages and costs of any nature whatsoever that TardiMed has, had or may have against the Company or related parties in any way arising from or related to the Series A Preferred Stock.

The following table summarizes the TardiMed Warrant for the six months ended June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	TardiMed Warrant	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	108,651	$0.0050	*	$189,595
Exercised	(72,432)	$0.0050	*	$—
Outstanding and exercisable as of June 30, 2023	36,219	$0.0050	*	$87,830

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

The following table summarizes the August Warrants for the six months ended June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding as of December 31, 2022	1,309,333	$6.00	4.9	$4,844,533
Outstanding and exercisable as of June 30, 2023	1,309,333	$6.00	4.1	$—

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

The following tables summarizes the October Warrants for the six months ended June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exerciseable as of December 31, 2022	520,000	$5.50	2.5	$5,200

Outstanding and exercisable as of June 30, 2023	520,000	$5.50	2.0	$—

Note 6. Equity-based compensation

On May 18, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) became effective, and the 2020 Plan reserved a total of 19,417 shares of common stock for issuance. The 2020 Plan provides for options to purchase shares of common stock, stock appreciation rights, restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards. Options granted generally vest over a period of three years and have a maximum term of ten years from the date of grant. On April 20, 2021, the Board approved an amendment increasing the number of shares available for issuance under the 2020 Plan from 41,123 to 93,366, which was approved by the Company’s stockholders on July 1, 2021. In accordance with the “evergreen” provision in the 2020 Plan, an additional 50,895 shares of common stock were automatically made available for issuance on the first day of 2022, which represents 4% of the number of shares of common stock outstanding on December 31, 2021.  In accordance with the “evergreen” provision in the 2020 Plan, an additional 97,101 shares of common stock were automatically made available for issuance on the first day of 2023, which represents 4% of the number of shares of common stock outstanding on December 31, 2022.  On April 11, 2023, the Board an amendment increasing the number of shares available for issuance under the 2020 Plan from 263,179 to 449,223 which was approved by the Company's stockholders on June 23, 2023.  As of June 30, 2023, 283,145 shares of common stock were reserved for issuance under the 2020 Plan and there are 196,266 shares available for issuance at June 30, 2023.

Furthermore, the Company maintains its 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan permits the granting of incentive units (the “Incentive Units”), including Value Appreciation Rights ("VARs"). The maximum aggregate Incentive Units that may be subject to awards and issued under the Plan is 13,989. At June 30, 2023, 4,546 Incentive Units were outstanding under the 2019 Plan, all comprised of VARs.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and six months ended June 30, 2023, and 2022, respectively, equity-based compensation expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative value appreciation right awards	$3,338	$5,847	$6,639	$(4,906)
General and administrative stock options	84,590	157,720	181,945	493,499
Research and development stock options	28,414	51,009	57,563	94,266
General and administrative restricted stock units	15,158	69,350	22,883	69,350
	$131,500	$283,926	$269,030	$652,209

Value Appreciation Rights

In 2019 the Company granted equity-based awards similar to stock options under the 2019 Plan as VARs. The VARs have an exercise price, a vesting period and an expiration date, in addition to other terms similar to typical equity option grant terms.

During the three and six months ended June 30, 2023, and 2022, respectively, there were no grants of VARs. There were no forfeitures or VARs exercised during the six months ended June 30, 2023.  1,058 VARs were forfeited, and 1,587 VARs were exercised during the three and six months ended June 30, 2022. The following is a summary of VARs outstanding as of June 30, 2023:

				Weighted
				Average
		Weighted		Remaining
		Average	Total Intrinsic	Contractual Life
	Number of Units	Exercise Price	Value	(in years)
Outstanding as of December 31, 2022	4,546	$0.50	$5,682	6.5
Outstanding as of June 30, 2023	4,546	$0.50	$8,773	6.0

Value appreciation right awards vested and exercisable at June 30, 2023	2,883	$0.50	$5,565	6.0

As of June 30, 2023, the unrecognized compensation costs were approximately $0.01 million, which will be recognized over an estimated weighted-average amortization period of 0.1 years.

Stock Options

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the weighting of the historical volatility of a publicly traded set of peer companies and the historical volatility of the Company's common stock. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The mid-point between the weighted-average vesting term and the expiration date is used as the expected term under this method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended June 30, 2023, the Company granted options to purchase an aggregate of 131,882 shares of common stock to employees, including executive officers, and directors of the Company (the “Optionees”). For each grant, 25% will vest on April 15, 2024, and the balance of the shares underlying the option will vest in equal monthly installments over the next 36 months, provided that the Optionees continue to provide Continuous Service (as defined in the 2020 Plan) to the Company as of each such vesting date.

The following is a summary of the options outstanding as of June 30, 2023:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Underlying	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2022	89,632	$37.37	8.9	$306
Granted	131,880	$1.66	9.8
Outstanding at June 30, 2023	221,512	$16.11	9.2	$103,078

Exercisable at June 30, 2023	41,885	$45.71	8.2	$—

As of June 30, 2023, the unrecognized compensation costs related to stock options were approximately $0.4 million, which will be recognized over an estimated weighted-average amortization period of approximately 1.4 years.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of the Merger, the Company assumed the following legacy stock options and warrants:

			Weighted
	Shares		Average
	Underlying	Weighted	Remaining	Aggregate
	Options and	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Term (Years)	Value
Legacy BioPharmX options - December 31, 2022	316	$3,623.63	0.4	$—
Expired	(316)
Legacy BioPharmX options - June 30, 2023	—	$—	0.1	$—

Legacy BioPharmX warrants - December 31, 2022	2,027	$5,250.00	1.8	$—
Legacy BioPharmX warrants - June 30, 2023	2,027	$5,250.00	1.3	$—

Restricted Stock Units

During the three-month period ended June 30, 2023 the Company granted an aggregate of 17,627 restricted stock units (“RSUs”) to the independent members of the Board (the “Awardees”). The RSU grant will vest in equal monthly installments over the next 12 months from the date of grant, provided that the Awardees continue to provide Continuous Service (as defined in the 2020 Plan) to the Company as of each such vesting date. The first installment will vest one month from the date of grant.   The following is a summary of the RSUs outstanding at June 30, 2023:

			Weighted
	Shares		Average
	Underlying		Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock Units	Fair Value	Term (Years)	Value
Outstanding at December 31, 2022	3,000	$15.35	0.2	$—
Granted	17,627	1.66
Vested and issued	(5,937)	$8.58	-	—
Unvested at June 30, 2023	14,690	$1.66	0.4	$—

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

On March 10, 2021, the Company entered into a lease agreement with SIG 110 LLC with respect to a 3,127 square foot office space at 110 Allen Road, Suite 401, Basking Ridge, New Jersey. Pursuant to the terms of the lease agreement, the term was for twenty-four (24) months and expired on March 31, 2023. In connection with the lease, the Company paid a security deposit of $13,000, which is included in deposits on the accompanying condensed consolidated balance sheet as of June 30, 2023.

In connection with the Merger of BioPharmX, the Company acquired a lease and corresponding sublease for the BioPharmX facility in San Jose, California. The sublease is to be used for general office and research laboratory purposes, has an effective date of February 1, 2020, and has a lease term of 4 years which expires on December 30, 2023. The lease expense was significantly reduced by the payments received in connection with the sublease. The lessee defaulted on their lease obligation in the fourth quarter of 2022 due to significant financial difficulties. The Company was working with the landlord to attempt to resolve the situation, but during the three and six months periods ended June 30, 2023 no payments were made by the sublessee.  The sublessee went into liquidation during the three months ended June 30, 2023.  As a result, at June 30, 2023, the Company recorded an impairment charge of $157,421 for the right of use asset related to this location, as there were no future tenants immediately available that could assume the space and there was no longer any future value of the location to the Company due to the lack of sublease income.

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of lease expense were as follows:

	Three months ended	Six Months Ended
	June 30, 2023
Operating leases:
Operating lease cost	$109,627	$209,523
Variable lease cost	32,968	56,922
Net rent expense	$142,595	$266,445

	Three months ended	Six Months Ended
	June 30, 2022
Operating leases:
Operating lease cost	$99,142	$284,415
Variable lease cost	24,948	77,099
Operating lease expense	$124,090	$361,514
Lease income - sub lease	(106,435)	(317,998)
Net rent expense	$17,655	$43,516

Other information:

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Operating cash flows - operating leases	$208,369	$98,448
Right-of-use assets obtained in exchange for operating lease liabilities	$385,682	$—
Weighted-average remaining lease term – operating leases	3.3	1.6
Weighted-average discount rate – operating leases	14.0%	14.2%

As of June 30, 2023, future minimum payments for the leases are as follows:

Operating
Leases
Remaining Months in Year Ending December 31, 2023	$224,044
Year Ended December 31, 2024	107,820
Year Ended December 31, 2025	110,461
Year Ended December 31, 2026	113,101
Year Ended December 31, 2027	115,742
Thereafter	19,364
Total	$690,532
Less: present value discount	(145,403)
Operating lease liabilities	$545,129

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

Note 8. Related Party Transactions

Patagonia

Patagonia is a private, family-owned company founded in 2013 to address the medical needs of people with rare and serious dermatological conditions. On February 28, 2019, and June 26, 2019, the Company acquired the TMB-001 and TMB-003 licenses from Patagonia (see Note 3 for the payment terms and more details), respectively. The former Chief Operating Officer, Executive Vice-President and Secretary of the Company is also the President of Patagonia. As of June 30, 2023, and December 31, 2022, Patagonia owns no shares of the Company’s common stock.

TardiMed

The former Chairman of the Board of the Company is a Managing Member of TardiMed. Our former Chief Operating Officer, Executive Vice President and Secretary is a partner at TardiMed.  Our Chief Financial Officer, Treasurer, Secretary, and Executive Vice President of the Company was also a former partner of TardiMed. As of June 30, 2023, and December 31, 2022, TardiMed held no shares of the Company's common stock.  The Company had no reimbursements to TardiMed in the three month and six month periods ended June 30, 2023, and 2022, respectively.

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

Timber Pharmaceuticals, Inc. & Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2023 through the date these condensed consolidated financial statements were issued and has determined that there are no subsequent events requiring disclosure in these condensed consolidated financial statements other than the items noted below.

TardiMed Warrant Exercise

On July 7, 2023, 20% of the TardiMed Warrant was exercised on a cashless basis and 36,132 shares of common stock were issued to TardiMed. The TardiMed Warrant has been fully exercised and there will be no further shares of common stock required to be issued. (see Note 5).

Merger Agreement

On August 20, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LEO US Holding, Inc., a Delaware corporation (“Parent”), LEO Spiny Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub”) and LEO Pharma A/S, a Danish Aktieselskab (“Guarantor”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”) as a wholly-owned subsidiary of Parent.

Pursuant to the Merger Agreement, each share (a “Share”) of common stock of the Company (other than Dissenting Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) shall be automatically converted into the right to receive (i) an upfront payment equal an amount in cash per Share equal to (A) $14 million less the payments for certain outstanding Company Warrants (as defined below) that contain a Black Scholes cash payout value in connection with the Merger, plus the aggregate exercise price of all the In-the-Money Company Stock Options (as defined in the Merger Agreement) divided by (B) the aggregate number of Shares, In-the-Money Company Stock Options and Company RSUs (as defined in the Merger Agreement) issued and outstanding immediately prior to the Effective Time (the “Upfront Consideration”), net of applicable tax withholding, without interest, and (ii) one contingent value right (“CVR”), in accordance with the terms and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent mutually agreeable to Parent and the Company (the CVR, together with the Upfront Consideration, the “Merger Consideration”), payable to the holder thereof upon surrender of such Shares in the manner provided in the Merger Agreement.

As set forth in the CVR Agreement, the CVRs represent the right to receive the following contingent cash payments:

●

Up to $12 million, in the aggregate, if the FDA approves a new drug application for the commercial marketing and sale of TMB-001 in the U.S. for the treatment of either (a) moderate-to-severe X-linked, or (b) moderate-to-severe lamellar (autosomal recessive congenital) CI subtypes, in each case in adults and pediatric patients six (6) years of age and older, on or before October 1, 2025; and

●

$10 million, in the aggregate, upon the first achievement of Net Sales (as defined in the CVR Agreement) that is equal to or exceeds $100 million of TMB-001 in the United States in any four (4) consecutive calendar quarters by December 31, 2028 (as defined in the CVR Agreement).

The payments of the CVRs are subject to certain deductions relating to the repayment of 50% of the 2023 Bridge Loan, as set forth in the CVR Agreement.

Pursuant to the terms of the Merger Agreement, immediately prior to the Effective Time, each stock option granted by the Company to purchase Shares and each value appreciation right (collectively, the “Company Stock Options”) that has a per share exercise price that is less than the Upfront Consideration (each, an “In-the-Money Company Stock Option”) shall be canceled and automatically converted into the right to receive, for each Share underlying such In-the-Money Company Stock Option, without interest and net of applicable tax withholding, an amount in cash, calculated as set forth in the Merger Agreement.

Each Company Stock Option and that has a per share exercise price that is equal to or more than the Upfront Consideration (each, an “Out-of-the-Money Company Stock Option”) shall be canceled and automatically converted into the right to receive, for each Share underlying such Out-of-the-Money Company Stock Option, without interest and net of applicable tax withholding, upon the occurrence of any Milestone Payment (as defined in the CVR Agreement, an amount in cash, calculated as set forth in the Merger Agreement.

Also immediately prior to the Effective Time, each RSU that is outstanding, whether vested or unvested, will be canceled and automatically converted into the right to receive, for each Share underlying such RSU, without interest and net of applicable tax withholding, (i) an amount in cash from Parent or the Surviving Corporation equal to the Upfront Consideration and (ii) one CVR.

In addition, prior to the Effective Time, certain warrants to purchase Shares that contain a Black Scholes payout option  (each, a “Company Warrant”) that are issued and outstanding immediately prior to the Effective Time, shall be amended (the “Warrant Amendments”) to provide the warrant holder with the right to elect in lieu of converting such Company Warrants into capital stock of the Surviving Corporation either (i) to exercise the Company Warrant in exchange for Merger Consideration or (ii) to have the Company or Surviving Corporation purchase the Company Warrant for an amount in cash equal to the Black Scholes Value (as defined in the applicable Company Warrant agreement) pursuant to the terms of such Company Warrant. The Black Scholes value payable to the stockholders will not be finalized until the Effective Time and is subject to increase or decrease based on certain variables, including the actual trading price of the Company at the time of the Merger and the trading volatility of the Company’s common stock prior to the Merger.

The Merger Agreement contains customary representations and warranties of the Company, Parent, Guarantor and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, public disclosures and similar matters.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver (if permitted by law) of certain customary closing conditions, including, without limitation, (i) the absence of any law or order (whether temporary, preliminary, or permanent) enacted, entered, promulgated, or enforced by any governmental entity which prohibits, restrains, or enjoins the consummation of the Merger, (ii) obtaining the affirmative vote (in person or by proxy) of the holders of a majority of the outstanding Shares entitled to vote thereon in favor of the adoption of the Merger Agreement (the “Company Stockholder Approval”) and (iii) delivery of the Warrant Amendments.

The consummation of the Merger is not subject to any financing condition. Guarantor is executing the Merger Agreement to guarantee the performance by Parent of its payment and performance obligations under of the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Parent, including, among others, (i) by mutual written consent of the Company and Parent, (ii) by either the Company or Parent if the Merger is not consummated on or prior to 5:00 p.m. Eastern Time on November 15, 2023, (iii) by either the Company or Parent if a final and nonappealable order by a governmental entity has been issued permanently restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger, (iv) by either the Company or Parent if the other party has breached or failed to perform any of its representations, warranties, covenants, or agreements under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions), (v) by either the Company or Parent if, upon a vote taken thereon at a meeting of the stockholders of the Company,  the Company Stockholder Approval is not obtained, (vi) by Parent if the Board changes, withholds, or withdraws the Company Board Recommendation prior to obtaining the Company Stockholder Approval, (vii) by Parent if the Company commits a material breach of any of its obligations under the non-solicitation provisions of the Merger Agreement, (viii) by Parent if the Company fails to deliver the Warrant Amendments within twenty-one (21) days of signing the Merger Agreement, or (ix) by the Company, prior to obtaining the Company Stockholder Approval, to accept a Superior Proposal (as defined in the Merger Agreement).

Upon termination of the Merger Agreement in accordance with its terms, under certain specified circumstances, including (i) by the Company to accept a Superior Proposal (as defined in the Merger Agreement), (ii) by Parent upon an Adverse Recommendation Change occurring prior to obtaining the Required Stockholder Approval, or (iii) the material breach by the Company of any of its obligations under the non-solicitation provisions of the Merger Agreement, or (iv) in certain other specified circumstances where the Company enters into an alternative acquisition within twelve (12) months after termination of the Merger Agreement, the Company will be required to pay Parent a fee of $420,000 (the “Company Termination Fee”). In certain specific circumstances where the Company Termination Fee would not be payable, the Company will be required to pay all out-of-pocket expenses incurred by Parent, Merger Sub and their affiliates in connection with the Merger Agreement and the transactions contemplated thereby, up to $420,000.

The Company has agreed to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding acquisition proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to the Company’s receipt of a Superior Proposal (in which case the Company may also terminate the Merger Agreement to enter into such Superior Proposal, subject to certain conditions including payment of the Company Termination Fee).

Patagonia Asset Acquisition Agreement Amendment

In connection with the Merger Agreement, on August 20, 2023, Timber Pharmaceuticals LLC (the “Subsidiary”), a wholly-owned subsidiary of the Company, entered into an amendment (the “TMB-001 Amendment”) to the Asset Acquisition Agreement, whereby Timber acquired the intellectual property rights to TMB-001.

Pursuant to the Asset Acquisition Agreement, the Subsidiary was obligated to pay Patagonia certain milestone and earn-out payments. The first milestone payment was payable in two tranches, with $2,250,000 due by September 1, 2022, which was previously paid, and $2,065,000 due by September 1, 2023. In connection with the Asset Acquisition Agreement, the Subsidiary granted Patagonia a security interest in the intellectual property rights to TMB-001 and certain other assets of the Company (the “Collateral”).

Under the TMB-001 Amendment, the Subsidiary and Patagonia agreed to amend the due date for the second tranche of the milestone payment due September 1, 2023 to (i) $1,065,000 due no later than five (5) business days after the Effective Time and (ii) $1,000,000 due by June 1, 2024. The Subsidiary and Patagonia also agreed upon additional milestone payments to be made after the Effective Time upon the achievement of certain regulatory and net sales milestones, as set forth in the TMB-001 Amendment. In addition, the Subsidiary and Patagonia agreed that the security interest of Patagonia in the Collateral will be terminated as of the date of the Merger Agreement and the Company will grant a security interest in the Collateral to Parent to secure the 2023 Bridge Loan.

RSU Grants

On August 20, 2023, the Compensation Committee (the “Committee”) of the Board approved grants of restricted stock units as retention awards to certain of its employees and executive officers under the Company’s 2020 Omnibus Incentive Plan, as amended. Specifically, with respect to the executive officers, the Committee approved a grant of (i) 70,385 restricted stock units to John Koconis, the Company’s Chief Executive Officer, President and Chairman of the Board (the “Koconis RSUs”), (ii) 35,193 restricted stock units to Alan Mendelsohn, the Company’s Chief Medical Officer and Executive Vice President (the “Mendelsohn RSUs”) and (iii) 35,193 restricted stock units to Joseph Lucchese, the Company’s Chief Financial Officer, Treasurer and Secretary (the “Lucchese RSUs” and collectively, with the Koconis RSUs and the Mendelsohn RSUs, the “Retention RSUs”).

The Retention RSUs shall vest as to 25% of the Retention RSUs awarded on the one (1) year anniversary of the date of grant, and the remainder shall vest monthly over the next thirty-six (36) months, provided that the grantee is in Continuous Service (as defined in the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”)) on the respective vesting dates; provided, however, that the RSUs shall vest in full in the event that a Change in Control (as defined in the Plan), including the Merger, occurs while the grantee is in Continuous Service.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing or enter into potential strategic opportunities;

●	our ability to establish or maintain collaborations, licensing or other arrangements for the development and commercialization of our current and future product candidates;

●	our ability to establish sales capabilities through third parties, market and sell our existing or future product candidates, if approved, or generate product revenue;

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

In June 2023 the U.S. Food and Drug Administration (FDA) granted a dermal carcinogenicity (CARC) waiver for TMB-001, a topical isotretinoin formulated using the Company’s patented IPEG™ delivery system. The positive opinion is based on results of a 39-week repeat dose dermal toxicity study that demonstrated no evidence of skin or organ carcinogenicity from chronic applications of TMB-001 in rodents, and allows the Company to forgo a 2-year rodent carcinogenicity study.

Also, in June 2023, we announced that interim pharmacokinetic (PK) analyses from the Phase 3 ASCEND study indicate minimal systemic absorption of isotretinoin or its major metabolites in patients with moderate to severe forms of congenital ichthyosis (CI) who were treated with TMB-001 0.05% ointment. Full PK results were presented during the Society for Pediatric Dermatology’s Annual Meeting held July 13-16, 2023, in Asheville, North Carolina.

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

In addition, certain restrictions contained in the Warrant Waiver Agreement and Securities Purchase Agreement were modified including restrictions on our ability to issue additional equity securities in connection with a financing and our ability to complete a fundamental transaction. Subject to certain restrictions detailed in the Warrant Waiver Agreement, we are now able to complete an equity financing or a fundamental transaction at any time after April 30, 2021. However, we remained restricted with respect to conducting variable rate transactions until May 18, 2023.

Further, in connection with the Warrant Waiver Agreement we agreed to immediately register 227,628 shares of common stock issuable upon exercise of the Series B Warrants. The warrant holders have additional demand registration rights as described in the Warrant Waiver Agreement. As of March 4, 2021, the Series B Warrants were exercised in full. As of June 30, 2023, 334,036 shares of common stock remain issuable upon exercise of the Series A Warrants.

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

Under the terms of the TMB-001 Acquisition, we paid a one-time upfront payment of $50,000 to Patagonia. Patagonia is entitled to up to $27.0 million of cash milestone payments relating to certain regulatory and commercial achievements of the TMB-001 Acquisition, with the first being $4.0 million from the initiation of a Phase 3 pivotal trial, as agreed with the FDA and defined as the first patient enrolled in such trial for the product. The next milestone payments relate to (i) a one-time payment of $7.0 million upon FDA approval of an NDA related to the product for the treatment of CI, or a substantially similar indication, and (ii) a one-time payment of $2.0 million upon EMA approval of an MMA related to the product for the treatment of CI, or a substantially similar indication. In addition, Patagonia is entitled to net sales earn-out payments ranging from low single digits to mid-double digits for the program licensed. We are responsible for all development activities under the agreement. The first regulatory and commercial milestone occurred in June 2022, as the first patient enrolled in the Phase 3 pivotal trial for the product and as such a $4.0 million milestone payment was accrued at June 30, 2022. There were no further milestone payments accrued at June 30, 2023 and December 31, 2022, respectively, because the potential regulatory and commercial milestones were not considered probable.

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

Upon closing of the TMB-003 Acquisition, we paid a one-time upfront payment of $20,000 to Patagonia. Patagonia is entitled to up to $10.25 million of cash milestone payments subject to adjustments relating to certain regulatory and commercial achievements of TMB-003, with the first being a one-time payment of $250,000 upon the opening of investigational new drug application (“IND”) with the FDA. In addition, Patagonia is entitled to net sales earn-out payments ranging from low to mid-single digits for the program licensed. We are responsible for all development activities under the license. The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2023, and December 31, 2022, respectively.

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

Twenty percent of the TardiMed Warrant was immediately exercisable upon issuance. Beginning on September 30, 2022, and then at the end of each subsequent calendar quarter upon written request of TardiMed, we have agreed to allow an additional 20% of the initial balance of the TardiMed Warrant to become exercisable, provided that only 20% of the initial balance of the TardiMed Warrant will be exercisable in any given quarter. The TardiMed Warrant’s exercise price is $0.005 and may be exercised on a cashless basis. The TardiMed Warrant will terminate when exercised in full. As of June 30, 2023, 80% of the TardiMed Warrant has been exercised on a cashless basis and an aggregate of 144,585 shares of common stock have been issued to TardiMed.  Subsequently, on July 7, 2023, the final 20% of the TardiMed Warrant was exercised on a cashless basis and 36,132 shares of common stock were issued to TardiMed. The TardiMed warrant has been fully exercised and there will be no further shares of common stock required to be issued.

Sublease Agreement

We currently lease an 11,793 square foot office and laboratory space at 115 Nicholson Lane, San Jose, California. This lease expires in December 2023. On February 17, 2020, we executed a sublease agreement covering the entire space for the remaining term of the lease. The current monthly rent at this location is $38,018, which includes common area maintenance charges. The sublessee unexpectedly ceased making sublease payments in the fourth quarter of 2022 due to substantial financial difficulties. We have been working with the owner of the property to market the location. The sublessee has been found to have made multiple alterations to the location without permits or the lessor’s approval and we have received an estimate for repairs to the existing space and costs to clean the location that will approximate $150,000. This amount is recorded in accrued expenses at June 30, 2023 and at December 31, 2022, respectively, as an asset retirement obligation.

The sublessee ceased operations in the second quarter of 2023.  As a result the Company recorded an impairment charge of $157,421 for the right of use asset associated with the lease at this location as there is no longer any economic benefit to the Company as the subleased space is not currently occupied, there is no economic benefit to the Company as there is no longer any sublease income and the lease expires in December 2023.

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

As compensation to Wainwright, as the exclusive placement agent in connection with the Registered Offering, we paid Wainwright a cash fee of 6% of the aggregate gross proceeds raised in the Registered Offering and reimbursed Wainwright for legal fees and expenses up to $40,000, non-accountable expenses of $25,000 and $15,950 for clearing expenses. In connection with the October 2022 Offerings, we received net proceeds of approximately $1.0 million. As of June 30, 2023, none of the Series 1 Warrants or Series 2 Warrants have been exercised.

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

Other Events

On June 28, 2023, we received a deficiency letter (the “Deficiency Letter”) from the NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(i) and (ii) of the NYSE American Company Guide. Section 1003(a)(i) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $2.0 million if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company reported stockholders’ deficit of $1.3 million as of March 31, 2023, and losses from continuing operations and/or net losses in its four most recent fiscal years ended December 31, 2022.

In order to maintain the Company’s listing on the NYSE American, the NYSE American has requested that the Company submit a plan of compliance (the “Plan”) by July 28, 2023, addressing how the Company intends to regain compliance with Section 1003(a)(i) and (ii) of the NYSE American Company Guide by December 28, 2024.

The Company’s management submitted the Plan to the NYSE American by the July 28, 2023 deadline. If the NYSE American accepts the Company’s Plan, the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not accepted, or is accepted but the Company does not make progress consistent with the Plan during the plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.

The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.

Corporate History

We have a limited operating history as the Company was formed on February 26, 2019. Since inception, our operations have focused on establishing its intellectual property portfolio, including acquiring rights to the proprietary formulations of isotretinoin, rapamycin and Sitaxsentan, as described above, organizing and staffing the Company, business planning, raising capital, and conducting clinical trials.  We have financed our operations in the last three years with gross proceeds totaling approximately $51.6 million through capital contributions and a bridge loan.

We have incurred significant operating losses since inception. For the six months ended June 30, 2023, our net loss was approximately $8.1 million.  As of June 30, 2023, we had an accumulated deficit of approximately $56.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we continue to develop the pipeline of programs.

Recent Developments

On August 20, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LEO US Holding, Inc., a Delaware corporation (“Parent”), LEO Spiny Merger Sub, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Parent (“Merger Sub”) and LEO Pharma A/S, a Danish Aktieselskab, providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. See Note 9 to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of the Merger.

Results of Operations

Comparison of the Three Months Ended June 30, 2023, and 2022

	Three Months Ended June 30,
	2023	2022	Change $	Change %

Grant revenue	$—	$—	$—	N/A
Research and development	2,471,221	3,891,500	(1,420,279)	(36)%
Milestone expense for Patagonia Pharmaceuticals LLC	—	4,000,000	(4,000,000)	(100)%
Selling, general and administrative	1,370,111	1,512,343	(142,232)	(9)%
Impairment of right of use asset	157,421	—	157,421	N/A
Loss from operations	(3,998,753)	(9,403,843)	5,562,511	(59)%
Interest expense	(65,098)	(42,077)	(23,021)	NA
Interest income	13,836	—	13,836	NA
Forgiveness of PPP loan	—	—	—	N/A
Loss on foreign currency exchange	(13,335)	(50,076)	36,741	(73)%
Net loss and comprehensive loss	(4,063,350)	(9,495,996)	5,432,646	(57)%
Net loss attributable to common stockholders	$(4,063,350)	$(9,495,996)	$5,432,646	(57)%

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

During the three months ended June 30, 2023, and 2022, we had no revenue.

Operating Costs and Expenses

Research and Development Expense

During the three months ended June 30, 2023, and 2022, research and development expenses were approximately $2.5 and $7.9 million, respectively.  The decrease in research and development expenses of approximately $5.4 million is primarily related to $4.0 million for the Milestone expense for Patagonia Pharmaceuticals LLC that was incurred in the second quarter of 2022, and a reduction in expenses associated with the Phase 3 clinical trial of TMB-001 as $1.4 million was incurred in the three months ended June 30, 2022 related to CRO direct and pass-through expenses at the beginning of the Phase 3 ASCEND study for TMB-001.  Research and development expenses are expected to increase in the second half of 2023 as a result of the Phase 3 ASCEND study for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

For the three months ended June 30, 2023, general and administrative expenses were approximately $1.4 million compared to $1.5 million for the three months ended June 30, 2022.  General and administrative expenses decreased approximately $0.1 million due to an approximately $0.15 million reduction in stock compensation expense due the acceleration of stock options vesting that occurred in March 2022 for our former Chief Operating Officer, a reduction in legal fees of approximately $0.2 million in the first quarter of 2023 compared to the first quarter of 2022, offset by an increase in lease expense of $0.15 million in the second quarter of 2023 due to the default of our sublessee at the former BioPharmX location in California and an increase in market research expense of approximately $0.1 million in the first quarter of 2023 which did not occur in the first quarter of 2022.   The impairment charge of the right of use asset of approximately $0.2 million also was also incurred in the second quarter of 2023.

Other Income (Expense)

For the three months ended June 30, 2023, other income (expense) of approximately ($0.06) million primarily due to interest expense of approximately ($0.06) million related to the milestone payable due to Patagonia for the accretion for the second tranche of the Patagonia milestone payment.  For the three months ended June 30, 2022, other income (expense) of approximately ($0.1) million was comprised of interest expense of ($0.05) million for interest for the Redeemable Series A Preferred Stock under redemption and foreign currency exchange losses of approximately ($0.05) million.

Income Taxes

We did not record any tax expense for the three-months ended June 30, 2023 and 2022, respectively, due to our loss position and full valuation allowance.

Comparison of the Six Months Ended June 30, 2023, and 2022

	Six Months Ended June 30,
	2023	2022	Change $	Change %

Grant revenue	$—	$83,177	$(83,177)	(100)%
Research and development	4,836,972	5,410,459	(573,487)	(11)%
Milestone expense for Patagonia Pharmaceuticals LLC	—	4,000,000	(4,000,000)	100%
Selling, general and administrative	3,004,790	3,214,738	(209,948)	(7)%
Impairment of right of use asset	157,421	—	157,421	N/A %
Loss from operations	(7,999,183)	(12,542,020)	4,542,837	(36)%
Interest expense	(128,075)	(96,328)	(31,747)	33%
Interest income	13,836	—	13,836	N/A %
Other income	—	75,000	(75,000)	(100)%
Forgiveness of PPP loan	—	37,772	(37,772)	(100)%
Loss on foreign currency exchange	(11,180)	(43,814)	32,634	(74)%
Net loss and comprehensive loss	(8,124,602)	(12,569,390)	4,444,788	(35)%
Net loss attributable to common stockholders	$(8,124,602)	$(12,569,390)	$4,444,788	(35)%

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

During the six months ended June 30, 2023, and 2022, we recognized no revenues and revenue of approximately $0.1 million respectively, from the Grant.

Operating Costs and Expenses

Research and Development Expense

During the six months ended June 30, 2023, and 2022, research and development expenses were approximately $4.8 and $9.4 million, respectively.  The decrease in research and development expenses of approximately $4.6 million is primarily related to $4.0 million for the milestone expense for Patagonia that was incurred in the second quarter of 2022 and approximately $0.6 million in decreased expenses associated with the Phase 3 clinical trial of TMB-001 such as CRO direct and pass-through expenses and certain anticipated regulatory expenditures to be incurred in the second quarter of 2023 will now occur in the third quarter of 2023.  Research and development expenses are expected to increase in the remainder of 2023 as a result of the Phase 3 ASCEND study for TMB-001.

Research and development costs are expensed as incurred. Costs for certain activities, such as preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

General and Administrative Expense

For the six months ended June 30, 2023, general and administrative expenses were approximately $3.0 million compared to $3.2 million for the six months ended June 30, 2022.  General and administrative expenses decreased approximately $0.2 million due to an approximately $0.4 million reduction in stock compensation expense due the acceleration of stock options vesting that occurred in March 2022 for our former Chief Operating Officer, offset by an increase in lease expense of $0.2 million due to the default of our sublessee at the former BioPharmX location in California and the impairment charge of the right of use asset of approximately $0.2 million.

Other Income (Expense)

For the six months ended June 30, 2023, other income (expense) of approximately ($0.1) million included interest expense of approximately $0.1 million related to the milestone payable due to Patagonia for the accretion for the second tranche of the Patagonia milestone payment.  For the six months ended June 30, 2022, other income (expense) of approximately ($0.002) million was comprised of interest expense of approximately ($0.1) million for interest for the Redeemable Series A Preferred Stock under redemption, a gain on the forgiveness of our PPP loan of approximately $0.04 million and other income of approximately $0.08 million for fees received from a third party for their access to review certain agreements related to BPX-01 and BPX-04, offset by foreign currency exchange expense of ($0.4) million.

Income Taxes

We did not record any tax expense for the six months ended June 30, 2023 and 2022, respectively, due to our loss position and full valuation allowance.

Liquidity and Capital Resources

Since inception, we have not generated revenue from product sales and have incurred net losses and negative cash flows from our operations. At June 30, 2023, we had a working capital deficit of approximately $2.8 million, which included cash and cash equivalents of approximately $2.5 million. We reported a net loss of approximately $8.1 million during the six months ended June 30, 2023.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022

Cash provided by (used in) continuing operations:
Operating activities	$(6,558,965)	$(8,528,864)
Investing activities	(1,960)	(5,947)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(6,560,925)	$(8,534,811)

Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was approximately $6.6 million, which primarily consisted of our net loss of approximately $8.1 million, adjusted for non-cash expenses of approximately $0.3 million of stock-based compensation expense, amortization of our right of use assets of approximately $0.2 million, the impairment charge of our right of use asset in California of approximately $0.2 million offset by the change in assets and liabilities of approximately $1.0 million, which is primarily due an decrease in prepaid expenses of approximately $0.4 million related to research and development, a decrease in the lease liability of $0.2 million, an increase in accounts payable of approximately $0.3 million and an increase in accrued expenses of approximately $0.4 million due to timing of payments related to research and development expenses and our management of the timing of payables for administrative expenses.

For the six months ended June 30 2022, net cash used in operating activities was $8.5 million, which primarily consisted of our net loss of $12.6 million, adjusted for non-cash expenses of approximately $0.7 million of stock-based compensation expense, $0.2 million of the amortization of the right of use assets, the $1.75 million long-term milestone payable due to Patagonia Pharmaceuticals LLC offset by the change in assets and liabilities of $3.2 million, which is primarily due an decrease in prepaid expenses of $0.7 related to research and development, a decrease in accounts payable of $0.5 million as payments were made, and an increase in accrued expenses of approximately $0.6 million related to research and development expenses, a decrease in the lease liability of $0.2 million and the recording of the current milestone payable due to Patagonia of approximately $2.25 million.

Investing Activities

For the six months ended June 30, 2023, and 2022, net cash used in investing activities was for purchases of laptops for employees, respectively.

Financing Activities

For the six months ended June 30, 2023, and 2022, there was no cash provided by financing activities.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of our pipeline of programs. Our expenses related to clinical trials are expected to increase in 2023 compared to 2022. Furthermore, we expect to continue to incur costs as a public company. Accordingly, we will need to obtain additional funding. In addition, we were restricted with respect to conduction variable rate transactions until May 18, 2023 pursuant to the terms of the Registration Rights Agreement. If we are unable to raise capital or otherwise obtain funding when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our research and development expenses in connection with our development programs for our various product candidates will continue to be significant. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2023 only are sufficient to satisfy our operating cash needs into the third quarter of 2023.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to maintain compliance with the NYSE American continued listing standards;

●	our ability to raise additional funds to finance our operations;

●	our current and future capital requirements and our ability to satisfy our capital needs, including our ability to access financing or enter into potential strategic opportunities;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15 (e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal periods ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated August 20,2023 by and among Timber Pharmaceuticals, Inc., LEO US Holding, Inc., Leo Spiny Merger Sub, Inc. and LEO Pharma A/S (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37411), filed with the Commission on August 21, 2023).

4.1	Amendment to the Timber Pharmaceuticals, Inc. 2020 Omnibus Incentive Plan, dated June 23, 2023 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (File No. 333-273619), filed with the Commission on August 2,2023).

10.1	Amendment No. 2 to Asset Acquisition Agreement, dated August 20, 20223, by and among Timber Pharmaceuticals LLC, Patagonia Pharmaceuticals LLC, Jonathan Rome and Zachary Rome (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-37411) file with the Commission on August 21, 2023).

31.1*	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 21, 2023.

31.2*

Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 21, 2023.

32.1**	Certification of Chief Executive Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 21, 2023.

32.2**	Certification of Chief Financial Officer of Timber Pharmaceuticals, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 21, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

Timber Pharmaceuticals, Inc.

Date: August 21, 2023	By:	/s/ John Koconis
John Koconis
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Joseph Lucchese
Joseph Lucchese
Chief Financial Officer
(Principal Financial and Accounting Officer)